Form 10-K
period 1998-12-31
ATLANTIC PREFERRED CAPITAL CORP
filed 1999-03-31
CIK 1072806

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------

                                   FORM 10-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1998

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 000-25193


                     ATLANTIC PREFERRED CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

                               ----------------

               Massachusetts                           04-3439366
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

             101 Summer Street                           02210
          Boston, Massachusetts                        (Zip Code)
(Address of principal executive offices)

      Registrant's telephone number, including area code: (617) 880-1000

                               ----------------

        Securities registered pursuant to Section 12(b) of the Act: None


          Securities registered pursuant to Section 12(g) of the Act:
           93/4% Non-Cumulative Exchangable Preferred Stock, Series A
                               (Title of Class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares outstanding of the registrant's sole class of common stock was 100 shares, $.01 par value per share, as of March 15, 1999. No common stock was held by non-affiliates of the registrant.

================================================================================

                                     PART I

Item 1. Business

General
     Atlantic Preferred Capital Corporation is a Massachusetts corporation incorporated on March 20, 1998. Atlantic Bank and Trust Company created Atlantic Preferred Capital to acquire and hold real estate mortgage assets in a cost-effective manner and to provide Atlantic Bank with an additional means of raising capital for federal and state regulatory purposes. Atlantic Bank owns, indirectly, all of the outstanding common stock of Atlantic Preferred Capital. Atlantic Preferred Capital intends to operate in a manner which will allow it to be taxed as a real estate investment trust, or a "REIT", under the Internal Revenue Code of 1986, as amended. As a REIT, Atlantic Preferred Capital will generally not be required to pay federal income tax if it distributes its earnings to its stockholders and continues to meet a number of other requirements.

     On March 31, 1998, Atlantic Bank capitalized Atlantic Preferred Capital by transferring mortgage loans valued at $140.7 million in exchange for 1,000 shares of Atlantic Preferred Capital's 8% Cumulative Non-Convertible Preferred Stock, Series B, valued at $1.0 million and 100 shares of Atlantic Preferred Capital's common stock valued at $139.7 million.

     On February 1, 1999, Atlantic Preferred Capital closed its initial public offering of 1,260,000 shares of its 93/4% Non-cumulative Exchangeable Preferred Stock, Series A. On February 12, 1999, Atlantic Preferred Capital sold an additional 156,130 Series A preferred shares in connection with the underwriters' exercise of their overallotment option. The estimated net proceeds to Atlantic Preferred Capital from the sale of Series A preferred shares were approximately $12.8 million. Management of Atlantic Preferred Capital intends to invest these proceeds in qualifying REIT assets.

     Atlantic Preferred Capital's principal business objective is to acquire and hold mortgage assets that will generate net income for distribution to stockholders. All of the mortgage assets in Atlantic Preferred Capital's loan portfolio at December 31, 1998 were acquired from Atlantic Bank and it is anticipated that substantially all additional mortgage assets will be acquired from Atlantic Bank. As of December 31, 1998, Atlantic Preferred Capital held loans acquired from Atlantic Bank with gross outstanding principal balances of $163.8 million. Atlantic Preferred Capital's loan portfolio at December 31, 1998 consisted primarily of mortgage assets secured by commercial or multi-family properties. Approximately 78.4% of Atlantic Preferred Capital's loan portfolio at December 31, 1998 consisted of loans acquired by Atlantic Bank at a discount from their outstanding principal balances. Atlantic Bank originally purchased such loans consistent with its fundamental strategy of identifying and acquiring loans which its management believes are undervalued as a result of adverse market or economic circumstances. The remaining balance of the loan portfolio consisted of loans originated by Atlantic Bank.

Atlantic Bank
     Atlantic Bank and Trust Company, an FDIC-insured, Massachusetts-chartered trust company, commenced operations in February, 1988. Atlantic Bank conducts its business from its executive and main office in downtown Boston, Massachusetts, and a branch in Chestnut Hill, Massachusetts, and through its leasing subsidiary in Moberly, Missouri. At December 31, 1998, Atlantic Bank had total assets of $472.8 million, deposits of $423.5 million and stockholders' equity of $41.6 million. At December 31, 1998, under the regulatory capital ratios developed and monitored by the federal bank regulatory agencies and applicable to banks, Atlantic Bank's capital was sufficient to enable it to be qualified as adequately capitalized.

     Atlantic Bank focuses on selected business lines that management has identified as having the potential to provide high levels of profitability consistent with prudent banking practices. These business lines include:

o the acquisition of loans secured primarily by commercial real estate, other business assets, and/or multi-family residential real estate from private sector sellers and government agencies, generally at a discount from their then outstanding principal balances;

o    the origination of various types of secured commercial loans; and

o small-ticket equipment leasing to businesses and consumers through its wholly-owned subsidiary, Dolphin Capital Corporation.

     Atlantic Bank funds its activities with deposits consisting primarily of certificates of deposit and money market accounts. Atlantic Bank also offers retail deposit services, including checking and savings accounts, and related services to businesses and individuals through the nationwide electronic banking networks.

     As a wholly-owned subsidiary of Atlantic Bank, the assets and liabilities and results of operations of Atlantic Preferred Capital will be consolidated with those of Atlantic Bank for Atlantic Bank's financial reporting and regulatory capital purposes. As such, loans acquired by Atlantic Preferred Capital from Atlantic Bank will nevertheless be treated as assets of Atlantic Bank for purposes of compliance by Atlantic Bank with the FDIC's regulatory capital requirements and in Atlantic Bank's financial statements. Interest income on those loans will be treated as interest income of Atlantic Bank in Atlantic Bank's financial statements.


Acquisition of Loan Portfolio
     On March 31, 1998, Atlantic Bank transferred to Atlantic Preferred Capital loans with gross outstanding principal balances of $159.7 million in exchange for 1,000 Series B preferred shares and 100 shares of Atlantic Preferred Capital's common stock. Atlantic Preferred Capital entered into a master mortgage loan purchase agreement with Atlantic Bank dated as of the same date which provides the general terms for the acquisition by Atlantic Preferred Capital of mortgage assets from Atlantic Bank. Under the master mortgage loan purchase agreement, on September 30, 1998 Atlantic Preferred Capital purchased additional mortgage loans with gross outstanding principal balances of $23.7 million for cash equal to their net carrying value of $21.6 million. On October 14, 1998 Atlantic Bank transferred mortgage loans with gross outstanding principal balances of $15.5 million in the form of a capital contribution equal to their net carrying value of $14.5 million.

     Pursuant to the terms of the master mortgage loan purchase agreement, Atlantic Bank delivers or causes to be delivered to Atlantic Preferred Capital the mortgage note with respect to each mortgage asset (together with all amendments and modifications thereto) endorsed in blank, the original or certified copy of the mortgage (together with all amendments and modifications thereto) with evidence of recording indicated thereon, if available, and an original or certified copy of an assignment of the mortgage in recordable form. Such documents are initially held by Atlantic Bank, acting as custodian for Atlantic Preferred Capital pursuant to the terms of the master service agreement.

     Under the master mortgage loan purchase agreement, Atlantic Bank makes certain representations and warranties with respect to the mortgage assets for the benefit of Atlantic Preferred Capital regarding information provided with respect to mortgage assets, liens, validity of the mortgage documents, and compliance with laws. Atlantic Bank is obligated to repurchase any mortgage asset sold by it to Atlantic Preferred Capital as to which there is a material breach of any such representation or warranty, unless Atlantic Preferred Capital permits Atlantic Bank to substitute other qualified mortgage assets for such mortgage asset. Atlantic Bank also indemnifies Atlantic Preferred Capital for damages or costs resulting from any such breach. The repurchase price for any such mortgage asset is such asset's net carrying value plus accrued and unpaid interest on the date of repurchase.


Management Policies and Programs
     In administering Atlantic Preferred Capital's mortgage assets, Atlantic Bank has a high degree of autonomy. Atlantic Preferred Capital's Board of Directors, however, has adopted certain policies to guide the acquisition and disposition of assets, use of capital and leverage, credit risk management and certain other activities. These policies, which are discussed below, may be amended or revised from time to time at the discretion of Atlantic Preferred Capital's Board of Directors.

     Asset Acquisition and Disposition Policies. Atlantic Preferred Capital anticipates that it will from time to time purchase additional mortgage assets. Atlantic Preferred Capital intends to acquire all or substantially all of such mortgage assets from Atlantic Bank, on terms that are comparable to those that could be obtained by Atlantic Preferred Capital if such mortgage assets were purchased from unrelated third parties, out of proceeds from the IPO, proceeds received in connection with the repayment or disposition of mortgage assets or the contribution of additional capital by Atlantic Bank. Atlantic Preferred Capital and Atlantic Bank do not currently have specific policies with respect to the purchase by Atlantic Preferred Capital from Atlantic Bank of particular loans or pools of loans, other than that such assets must be eligible to be held by a REIT. Atlantic Preferred Capital intends generally to acquire only performing loans from Atlantic Bank, although non-performing loans may be acquired from time to time as a part of a pool of loans or otherwise. Atlantic Preferred Capital may also from time to time acquire mortgage assets from unrelated third parties. Atlantic Preferred Capital has not to date adopted any arrangements or procedures by which it would purchase mortgage assets from unrelated third parties, and it has not entered into any agreements with any third parties with respect to the purchase of mortgage assets. Atlantic Preferred Capital anticipates that it would purchase mortgage assets from unrelated third parties only if neither Atlantic Bank nor any of its affiliates had an amount or type of mortgage asset sufficient to meet the requirements of Atlantic Preferred Capital. Atlantic Preferred Capital currently anticipates that the mortgage assets that it purchases will primarily include commercial mortgage loans, although if Atlantic Bank develops an expertise in additional mortgage asset products, Atlantic Preferred Capital may purchase such additional types of mortgage assets. In addition, Atlantic Preferred Capital may also from time to time acquire limited amounts of other assets eligible to be held by REITs.

     In order to preserve its status as a REIT under the Internal Revenue Code, substantially all of the assets of Atlantic Preferred Capital must consist of mortgage loans and other qualified assets of the type set forth in Section 856(c)(6)(B) of the Internal Revenue Code. Such other qualifying assets include cash, cash equivalents and securities, including shares or interests in other REITs, although Atlantic Preferred Capital does not currently intend to invest in shares or interests in other REITs.

     Atlantic Preferred Capital and Atlantic Bank currently intend to maintain a policy whereby prior to foreclosure of any mortgage loan acquired by Atlantic Preferred Capital from Atlantic Bank, the loan will be sold back to Atlantic Bank at fair value less estimated selling costs of the property.

     Capital and Leverage Policies. To the extent that the Board of Directors determines that additional funding is required, Atlantic Preferred Capital may raise such funds through additional equity offerings, debt financing or retention of cash flow (after consideration of provisions of the Internal Revenue Code requiring the distribution by a REIT of not less than 95% of its REIT taxable income and taking into account taxes that would be imposed on undistributed taxable income), or a combination of these methods.

     Atlantic Preferred Capital has no debt outstanding and it does not currently intend to incur any indebtedness. The organizational documents of Atlantic Preferred Capital limit the amount of indebtedness which it is permitted to incur to no more than 100% of the total stockholders' equity of Atlantic Preferred Capital. Any such debt incurred may include intercompany advances made by Atlantic Bank to Atlantic Preferred Capital.

     Atlantic Preferred Capital may also issue additional series of preferred stock. However, it may not issue additional shares of preferred stock ranking senior to the Series A preferred shares without consent of holders of at least two-thirds of the outstanding Series A preferred shares and may not issue additional shares of preferred stock ranking on parity with the Series A preferred shares without the approval of a majority of the independent directors. Atlantic Preferred Capital does not currently intend to issue any additional series of preferred stock. Prior to any future issuance of additional shares of preferred stock, Atlantic Preferred Capital will take into consideration Atlantic Bank's regulatory capital requirements and the cost of raising and maintaining that capital at the time.

     Conflicts of Interest Policies. Because of the nature of Atlantic Preferred Capital's relationship with Atlantic Bank and its affiliates, conflicts of interest have arisen and will arise with respect to certain transactions, including without limitation, Atlantic Preferred Capital's acquisition of mortgage assets from, or disposition of mortgage assets or foreclosed property to, Atlantic Bank or its affiliates and the modification of the master service agreement. It is Atlantic Preferred Capital's policy that the terms of any financial dealings with Atlantic Bank and its affiliates will be consistent with those available from third parties in the mortgage lending industry. In addition, by May 1, 1999, Atlantic Preferred Capital intends to elect two independent directors and establish an audit committee of the Board of Directors which will initially be comprised of the independent directors. Among other functions, the audit committee will review transactions between Atlantic Preferred Capital and Atlantic Bank and its affiliates. Under the terms of the advisory agreement, certain activities of Atlantic Bank, as advisor for Atlantic Preferred Capital, are subject to the approval of the Board of Directors of Atlantic Preferred Capital, including the approval of a majority of the independent directors.

     Conflicts of interest between Atlantic Preferred Capital and Atlantic Bank and its affiliates may also arise in connection with making decisions that bear upon the credit arrangements that Atlantic Bank or one of its affiliates may have with a borrower. Conflicts could also arise in connection with actions taken by Atlantic Bank as, indirectly, a controlling person of Atlantic Preferred Capital. It is the intention of Atlantic Preferred Capital and Atlantic Bank that any agreements and transactions between Atlantic Preferred Capital, on the one hand, and Atlantic Bank or its affiliates, on the other hand, including, without limitation, the master mortgage loan purchase agreement, are fair to all parties and are consistent with market terms for such types of transactions. The master service agreement provides that foreclosures and dispositions of the mortgage assets are to be performed with a view toward maximizing the recovery by Atlantic Preferred Capital as owner of the mortgage assets, and Atlantic Bank shall service the mortgage assets solely with a view toward the interests of Atlantic Preferred Capital, and without regard to the interests of Atlantic Bank or any of its affiliates. However, there can be no assurance that any such agreement or transaction will be on terms as favorable to Atlantic Preferred Capital as would have been obtained from unaffiliated third parties.

     There are no provisions in Atlantic Preferred Capital's Restated Articles of Organization limiting any officer, director, security holder or affiliate of Atlantic Preferred Capital from having any direct or indirect pecuniary interest in any mortgage asset to be acquired or disposed of by Atlantic Preferred Capital or in any transaction in which Atlantic Preferred Capital has an interest or from engaging in acquiring and holding mortgage assets. As described herein, it is expected that Atlantic Bank and its affiliates will have direct interests in transactions with Atlantic Preferred Capital (including without limitation the sale of mortgage assets to Atlantic Preferred Capital). It is not currently anticipated, however, that any of the officers or directors of Atlantic Preferred Capital will have any interests in such mortgage assets.

     Other Policies. Atlantic Preferred Capital intends to operate in a manner that will not subject it to regulation under the Investment Company Act of 1940, as amended. Atlantic Preferred Capital does not intend to:

     (1) invest in the securities of other issuers for the purpose of exercising control over such issuers;

     (2)  underwrite securities of other issuers;

     (3)  actively trade in loans or other investments;

     (4)  offer securities in exchange for property; or

     (5) make loans to third parties, including without limitation officers, directors or other affiliates of Atlantic Preferred Capital.

     Atlantic Preferred Capital may, under certain circumstances, purchase the Series A preferred shares in the open market or otherwise. Atlantic Preferred Capital has no present intention of repurchasing any shares of its capital stock.

     Atlantic Preferred Capital currently intends to make investments and operate its business at all times in such a manner as to be consistent with the requirements of the Internal Revenue Code to qualify as a REIT. However, future economic, market, legal, tax or other considerations may cause the Board of Directors to determine that it is in the best interests of Atlantic Preferred Capital and its stockholders to revoke its REIT status.

     Under the advisory agreement, Atlantic Bank intends to monitor and review Atlantic Preferred Capital's compliance with the requirements of the Internal Revenue Code regarding Atlantic Preferred Capital's qualification as a REIT on a quarterly basis and to have an independent public accounting firm selected by the Board of Directors of Atlantic Preferred Capital review the results of Atlantic Bank's analysis.

Description of Loan Portfolio at December 31, 1998
     Information with respect to Atlantic Preferred Capital's loan portfolio is presented as of December 31, 1998. Atlantic Preferred Capital's loan portfolio may or may not have the characteristics described below at future dates, although Atlantic Preferred Capital intends to maintain at least 95% of its portfolio in a combination of commercial mortgage loans and other mortgage assets with the remainder of its portfolio in other assets eligible to be held by REITs.

     General. To date, all of Atlantic Preferred Capital's loans have been acquired from Atlantic Bank for an aggregate consideration equal to $176.8 million, of which $21.6 million was paid in cash, $1.0 million was paid in preferred stock, $139.7 million was paid in common stock and $14.5 million was in the form of an additional capital contribution. At December 31, 1998, Atlantic Preferred Capital's loan portfolio was comprised of 416 loans with gross outstanding principal balances totaling approximately $163.8 million. Of these loans, 336 were originally acquired by Atlantic Bank through purchases and 80 were originated by Atlantic Bank in the normal course of business. At December 31, 1998, Atlantic Preferred Capital's investment in purchased loans net of related discount of $17.3 million totaled $111.2 million. Atlantic Preferred Capital's portfolio of loans originated by Atlantic Bank net of allowance for loans losses and net deferred loan income totaled $34.0 million at December 31, 1998.

     The following table sets forth information regarding the composition of the loan portfolio:


                                                     December 31, 1998
                                                      (in thousands)
                                                    ------------------
Purchased loan portfolio:
Mortgage loans on real estate:
 Commercial .....................................       $  70,578
 One to four family .............................           8,530
 Multifamily ....................................          47,964
 Land ...........................................             886
                                                        ---------
   Total ........................................         127,958
Secured commercial ..............................             251
Other ...........................................             250
                                                        ---------
   Total purchased loan portfolio ...............         128,459
Less discount:
 Non-amortizing portion (1) .....................         (10,737)
 Amortizing portion .............................          (6,537)
                                                        ---------
   Total purchased loan portfolio, net ..........         111,185
                                                        ---------
Originated loan portfolio (2):
Mortgage loans on real estate:
 Commercial .....................................          29,117
 One to four family .............................           3,809
 Multifamily ....................................           1,890
 Land ...........................................             572
                                                        ---------
   Total ........................................          35,388
 Less:
  Net deferred loan income ......................             (76)
  Allowance for loan losses .....................          (1,337)
                                                        ---------
   Total originated loan portfolio, net .........          33,975
                                                        ---------
    Loans, net ..................................       $ 145,160
                                                        =========

----------------
(1) Non-amortizing discount is an allocation of the total discount on purchased loans accounted for on the cost recovery method until it is determined that the amount and timing of collections are reasonably estimable and collection is probable.
(2) Includes loans purchased by Atlantic Bank that have been renewed on terms consistent with Atlantic Bank's loan policy and loan documentation standards.

     The following table sets forth certain information regarding the geographic location of properties securing the mortgage loans in the loan portfolio at December 31, 1998:


                                                                     Percentage of Total
        Location           Number of Loans     Principal Balance      Principal Balance
-----------------------   -----------------   -------------------   --------------------
                                                  (in thousands)
Massachusetts .........          158                $ 47,165                28.87%
California ............           41                  41,824                25.60
Connecticut ...........           54                  16,855                10.32
New Hampshire .........           87                  15,683                 9.60
New York ..............           14                   8,883                 5.44
Rhode Island ..........           14                   5,880                 3.60
Maine .................            5                   4,475                 2.74
Florida ...............            6                   3,522                 2.16
New Jersey ............            5                   3,395                 2.08
Arizona ...............            1                   3,385                 2.07
Virginia ..............            3                   3,237                 1.98
All others ............           20                   9,042                 5.54
                                 ---                --------               ------
                                 408                $163,346               100.00%
                                 ===                ========               ======

     The following tables set forth information regarding maturity, interest rate and principal balance of the loans in the loan portfolio at December 31, 1998:


                                                                                              Percentage of Total
              Period until maturity                 Number of Loans     Principal Balance      Principal Balance
------------------------------------------------   -----------------   -------------------   --------------------
                                                                           (in thousands)
Six months or less .............................           73                $ 30,447                18.58%
Greater than six months to one year ............           14                   3,814                 2.33
Greater than one year to three years ...........           60                  26,801                16.36
Greater than three years to five years .........           42                  26,142                15.96
Greater than five years to ten years ...........          107                  27,443                16.75
Greater than ten years .........................          120                  49,200                30.02
                                                          ---                --------               ------
                                                          416                $163,847               100.00%
                                                          ===                ========               ======


                                                                                  Percentage of Total
 Interest Rate at December 31, 1998     Number of Loans     Principal Balance      Principal Balance
------------------------------------   -----------------   -------------------   --------------------
                                                               (in thousands)
Less than 7.00% ....................           15                $  2,381                 1.45%
7.00 to 7.49 .......................           24                  22,543                13.76
7.50 to 7.99 .......................           21                  24,034                14.67
8.00 to 8.49 .......................           40                  17,722                10.82
8.50 to 8.99 .......................           77                  20,681                12.62
9.00 to 9.49 .......................           53                  23,165                14.14
9.50 to 9.99 .......................           91                  28,764                17.56
10.00 to 10.49 .....................           37                  12,077                 7.37
10.50 to 10.99 .....................           28                   7,292                 4.45
11.00 to 11.49 .....................           14                   3,128                 1.91
11.50 to 11.99 .....................            2                     154                 0.09
12.00 to 12.49 .....................            9                   1,194                 0.73
12.50% and above ...................            5                     712                 0.43
                                              ---                --------               ------
                                              416                $163,847               100.00%
                                              ===                ========               ======

                                                                                             Percentage of Total
               Principal Balance                   Number of Loans     Principal Balance      Principal Balance
-----------------------------------------------   -----------------   -------------------   --------------------
                                                                          (in thousands)
Less than $50,000..............................           50                $  1,353                 0.83%
Greater than $50,000 to $100,000...............           99                   5,445                 3.32
Greater than $100,000 to $250,000..............          100                  16,284                 9.94
Greater than $250,000 to $500,000..............           67                  23,685                14.46
Greater than $500,000 to $1,000,000............           57                  41,672                25.43
Greater than $1,000,000 to $2,000,000..........           29                  38,376                23.42
Greater than $2,000,000 to $3,000,000..........           12                  29,199                17.82
Greater than $3,000,000 to $4,000,000..........            1                   3,385                 2.07
Greater than $4,000,000 to $5,000,000..........            1                   4,448                 2.71
                                                         ---                --------               ------
                                                         416                $163,847               100.00%
                                                         ===                ========               ======

     Purchased Loan Portfolio. A substantial portion of the loan portfolio consists of loans which were purchased by Atlantic Bank from third parties and which management of Atlantic Bank considers to be undervalued due to market or economic conditions or as a result of special circumstances which might have required a seller to dispose of such assets. These loans are generally secured by commercial real estate, multi-family residential real estate, one to four family residential real estate or land located throughout the United States. These loans were generally purchased at discounts from their then outstanding principal balances and have been purchased from private sector sellers in the financial services industry, such as banks, including investment banking institutions, or from government agencies such as the FDIC. Atlantic Bank does not utilize any specific threshold underwriting criteria in evaluating individual loans or pools of loans for purchase, but rather evaluates each individual loan or pool of loans, as applicable, on a case by case basis in making a purchase decision as described in more detail below.

     In order to determine the amount that Atlantic Bank will bid to acquire loans, Atlantic Bank considers, among other factors:

     (1)  the yield expected to be earned,

     (2)  the geographic location of the loans,

     (3)  servicing restrictions, if any,

     (4)  the type and value of the collateral securing the loans,

     (5) the length of time during which the loans have performed in accordance with their repayment terms,

     (6)  the recourse nature of the debt,

     (7)  the age and performance of the loans and

     (8)  the resources of the borrowers or guarantors, if any.

     In addition to the factors listed above, Atlantic Bank also considers the amount it may realize through collection efforts or foreclosure and sale of the collateral property, net of expenses, and the length of time and costs required to complete the collection or foreclosure process in the event a loan becomes non-performing or is non-performing at the purchase date.

     Prior to acquiring any portfolio of loans, Atlantic Bank conducts an acquisition review. This review includes an evaluation of the seller's loan documentation. The current value of the collateral is estimated utilizing various methods considering, among other factors, the type of property, its condition and location and its highest and best use. In some instances, real estate brokers and/or appraisers with specific knowledge of the area may be consulted. As the size and complexity of the collateral increases, Atlantic Bank's efforts to value the collateral also increases. For larger, more complex loans, Atlantic Bank personnel may visit the collateral property or conduct an internal rental analysis of similar properties. New title searches and tax reports may also be obtained. Atlantic Bank may also retain environmental consultants to review potential environmental issues. The amount of resources devoted to valuing collateral is determined on a case-by-case basis for each loan reviewed.

     Upon purchase of a loan pool, each loan in the pool is assigned to a loan officer. In managing purchased loans, the loan officers seek, among other things, to establish good working relationships with the borrowers. In the event that a purchased loan becomes delinquent, or if it is delinquent at the time of purchase, Atlantic Bank aggressively pursues repayment. In the event that a delinquent purchased loan becomes non-performing, Atlantic Bank may pursue a number of alternatives including restructuring the loans to levels that are supported by existing collateral and debt service capabilities. During the restructuring period, Atlantic Preferred Capital does not recognize interest income on such loans unless regular payments are being made. In instances where the loan is not restructured, Atlantic Bank aggressively pursues repayment, foreclosure or, in certain instances, a deed-in-lieu-of-foreclosure.

     The following table sets forth certain information relating to the payment status of Atlantic Preferred Capital's purchased loan portfolio at December 31, 1998:


                                                            (in thousands)
                                                           ---------------
Current ................................................       $121,071
Over thirty days to eighty-nine days past due ..........          3,163
Ninety days or more past due ...........................            357
                                                               --------
Total performing purchased loans .......................        124,591
Non-performing purchased loans .........................          3,868
                                                               --------
Total purchased loan portfolio .........................       $128,459
                                                               ========

     Although Atlantic Bank purchases primarily performing loans, from time-to-time Atlantic Bank purchases delinquent or non-performing loans as a part of a pool of purchased loans. Atlantic Preferred Capital determines the contractual delinquency of purchased loans prospectively from Atlantic Bank's purchase date rather than from the origination date. For example, if Atlantic Bank acquires a loan that is past due at the time of acquisition, such loan would not be considered delinquent until it was 90 days past due from Atlantic Bank's purchase date. If Atlantic Bank acquires a non-performing loan, management evaluates the collectibility of principal and interest and interest would not be accrued when the collectibility of principal and interest is not probable or estimable. Interest income on purchased non-performing loans is generally recognized on the cost recovery method, whereby any amounts received are applied against the recorded amount of the loan.

     Accounting for Purchased Loan Portfolio. Atlantic Preferred Capital accounts for purchased loans under the guidance of AICPA Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans, using unique and exclusive static pools. Static pools are established based on Atlantic Bank's original acquisition timing. Once a static pool is established, the loans remain in the pool unless restructured on terms consistent with Atlantic Bank's loan policy and documentation standards and transferred to Atlantic Preferred Capital's originated loan portfolio.

     At the time of acquisition, the excess of the contractual balance over the amount of reasonably estimable and probable discounted future cash collections is recorded as a non-amortizing discount. The non-amortizing discount is not accreted into income until it is determined that the amount and timing of the collections are reasonably estimable and collection is probable. The remaining discount, which represents the excess of the amount of reasonably estimable and probable discounted future cash collections over the acquisition amount is accreted into interest income using a method which approximates the interest method. If cash flows cannot be reasonably estimated and collection is not probable, the cost recovery method of accounting is used, whereby any amounts received are applied against the recorded amount of the loan.

     Subsequent to acquisition, if cash flow projections improve, and it is determined that the amount and timing of the collections are reasonably estimable and collection is probable, the corresponding decrease in the non-amortizing discount is transferred to the amortizing portion and is accreted into interest income over the remaining lives of the loans on a method which approximates the interest method. Under Atlantic Bank's loan rating system, each loan is evaluated for impairment and, where necessary, a portion of the respective loan pool's non-amortizing discount is allocated to the loan and, if none is available, an allowance is established through a provision for loan losses. In addition, if this evaluation reveals that cash flows cannot be estimated or the collection of the loan is not otherwise probable, the loan is accounted for on the cost recovery method. Loans accounted for on the cost recovery method, in general, consist of non-accrual loans. At December 31, 1998 no such allowance was required on Atlantic Preferred Capital's purchased loan portfolio.

     Effective January 1, 1999, Atlantic Bank and Atlantic Preferred Capital changed on a prospective basis their method of accounting for purchased loan discounts and the related recognition of discount loan income and provisions for loan losses. This accounting change accounts for discount loan income and loan loss provisions on an individual loan basis, rather than as previously recognized in the aggregate on a static purchased pool basis and is being accounted for as a "change in estimate" in accordance with Accounting Principles Board Opinion No. 20. Accounting for loans on an individual basis rather than a pool basis will allow Atlantic Preferred Capital to selectively purchase qualified individual loans from Atlantic Bank, rather than purchasing entire pools which may contain individual loans undesirable for a REIT. Management does not anticipate any material impact on Atlantic Preferred Capital's stockholders' equity on the effective date of the accounting change. However, subsequent earnings will be affected by changes in individual loans rather than by changes in the aggregate for purchased loan pools. Over the lives of the respective loans, management does not anticipate that there will be any material differences in the reported amounts of related discount loan income and loan loss provisions, net.

     The following table sets forth certain information relating to the interest income on Atlantic Preferred Capital's purchased loans during the period from inception through December 31, 1998:


                                       Period from
                                    inception through
                                    December 31, 1998
                                 -----------------------
                                  (dollars in thousands)
Interest income:
 Realized ....................          $  7,645
 Accreted discount ...........             2,419
                                        --------
  Total ......................          $ 10,064
                                        ========
Average balance, net .........          $ 98,092
                                        ========
Yield ........................             13.62%

     Originated Loan Portfolio. At December 31, 1998, Atlantic Preferred Capital's originated loan portfolio contained gross outstanding loans of $35.4 million, which were originated by Atlantic Bank. These loans consist of loans which were originated in the normal course of business as well as loans initially purchased by Atlantic Bank which were renewed on terms consistent with its loan policy and documentation standards.

     The majority of the loans in Atlantic Preferred Capital's originated loan portfolio are located in New England and New York. At December 31, 1998, originated loans in New England and New York totaled 88.9% and 9.2%, respectively, of Atlantic Preferred Capital's originated loan portfolio. Approximately 73.8% of the New England loans are located in Massachusetts.

     The terms of commercial real estate loans originated or renewed by Atlantic Bank are individually negotiated on a case-by-case basis. However, these loans generally have a term of five years or less with adjustable rates of interest based on the prime rate. Generally, mortgage loans on commercial real estate are secured by a first lien on real property, all improvements thereon and all furniture and equipment used in connection with the property as well as a first assignment of all revenues or rents and grossed receipts generated in connection with the property. Atlantic Bank's commercial real estate loans generally provide recourse against the collateral property, and, in most circumstances, require the borrower and/or its principals to be personally liable for all or a portion of the loan.

     Commercial real estate loans are generally written in amounts of up to 75% of the appraised value of the underlying property. Appraisals on properties securing commercial real estate loans originated by Atlantic Bank in excess of $250,000 are performed by an independent fee appraiser designated by Atlantic Bank before the loan is made. Appraisals on commercial real estate are reviewed by a loan officer and management. These appraisals must be in compliance with the Uniform Standards of Professional Appraisal Practice, which establishes the minimum standards for appraisals. For real estate transactions less than $250,000, Atlantic Bank, at a minimum, has an evaluation of the property completed. An evaluation is completed by a real estate professional, but may be less formal than an appraisal and does not have to comply with USPAP standards. In addition, Atlantic Bank's underwriting procedures require verification of the borrower's credit history, financial statements, references and income projections for the property. For originated commercial mortgage loans Atlantic Bank requires a minimum debt service coverage ratio of 1.25 to 1. In analyzing the desirability of a commercial real estate loan, Atlantic Bank considers not only the collateral coverage and debt service coverage ratio, but also the following factors that are specific to real estate lending:

     1. the location of the property, desirability of the market area, supply of competing properties, and market specific economic factors;

     2. the condition and age of the building and mechanical systems and the need for renovations, repairs, or remediation of hazardous wastes or materials;

     3.   the adaptability of the property to other uses or types of tenants;

     4. the quality and variety of tenants, the length/terms of leases, the existence of above or below market leases, and the percentage of rental income derived from tenants related to the borrower;

     5.   compliance with zoning regulations;

     6. the existence of use restrictions, easements, or right-of-ways that may impact the value and marketability of the property; and

     7. the borrower's ability to manage the particular type of real estate property.

     As servicing agent for Atlantic Preferred Capital's loan portfolio, Atlantic Bank will continue to monitor Atlantic Preferred Capital's loans through its review procedures and updated appraisals. Additionally, in order to monitor the adequacy of cash flows on income-producing properties, Atlantic Bank generally obtains financial statements and other information from the borrower and the guarantor, including, but not limited to, information relating to rental rates and income, maintenance costs and an update of real estate property tax payments.

     Allowance for Loan Losses for Originated Loans. The allowance for loan losses is established through a provision for losses charged to earnings and reduced by the loan charge-offs. Loans are charged-off when they are deemed to be uncollectible, or partially charged-off when a portion of a loan is deemed uncollectible. Recoveries are generally recorded only when cash payments are received.

     In determining the adequacy of the allowance, management initially considers the loan loss allowances specifically allocated to individual impaired loans, and next considers the level of general loan loss allowances deemed appropriate for the balance of the portfolio based on factors including general portfolio trends relative to asset and portfolio size, asset categories, potential credit concentrations, non-accrual loan levels, risks associated with changes in economic and business conditions and other factors.

     Atlantic Preferred Capital's allowance for loan losses on originated loans at December 31, 1998 was $1.3 million, all of which represented a general allowance for loan losses. The determination of this allowance requires the use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. In addition, regulatory agencies periodically review the adequacy of the allowance and may require Atlantic Preferred Capital to make additions to its allowance for loan losses. While management believes these estimates and assumptions are reasonable, there can be no assurance that they will be proven to be correct in the future. The actual amount of future provisions that may be required cannot be determined as of the date hereof, and such provisions may exceed the amounts of past provisions. Management believes that Atlantic Preferred Capital's allowance for loan losses is adequate to absorb the known and inherent risks in Atlantic Preferred Capital's originated loans at each date based on the facts known to management as of such date.

     Atlantic Preferred Capital establishes a specific allowance against a given loan when management perceives a problem with such loan that may result in a loss. Atlantic Preferred Capital continues to monitor and modify its allowances for general and specific loan losses as economic conditions dictate. Although Atlantic Preferred Capital maintains its allowance for loan losses at a level which management considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts.

     There were no non-performing originated loans at December 31, 1998.

     The following table sets forth management's allocation of the allowance for loan losses by loan category and the percentage of the allowance allocated to each category to total loans in each category with respect to Atlantic Preferred Capital's originated loan portfolio at December 31, 1998:


                                        Allowance for       % of
                                         Loan Losses        Loans
                                       ---------------   ----------
                                          (dollars in thousands)
Loan Categories:
 Commercial ........................        $1,108           3.80%
 1 to 4 family residential .........           128           3.36
 Multi-family residential ..........            76           4.02
 Land ..............................            25           4.37
                                            ------           ----
  Total ............................        $1,337           3.78%
                                            ======           ====

Credit Risk Management Policy
     In managing Atlantic Preferred Capital's loan portfolio in accordance with the master service agreement and in purchasing and originating loans which may ultimately be acquired by Atlantic Preferred Capital, Atlantic Bank utilizes certain credit risk management procedures. These procedures are designed to achieve an acceptable level of quality and to identify the need for management to take action to address any potential losses or potential defaults in existing loans. Each application for a loan is subject to a two-tier review by Atlantic Bank's Management Loan Committee and either Atlantic Bank's Chairman or President, or in the case of loans of $2.5 million or more, the Loan and Investment Committee of Atlantic Bank's Board of Directors. Each lending officer has primary responsibility to conduct credit and documentation reviews of the loans for which he or she is responsible. Atlantic Bank's President and Chairman are responsible for the general supervision of the loan portfolio and adherence by the loan officers to Atlantic Bank's loan policies.

     Loan officers evaluate the applicant's financial statements, credit reports, business reports and plans and other data to determine if the credit and collateral satisfy Atlantic Bank's standards as to historic debt service coverage, reasonableness of projections, strength of management and sufficiency of secondary repayment.

     Under Atlantic Bank's credit risk management policies, management presents to the Board of Directors of Atlantic Bank a monthly report of loan delinquencies showing all loans which are more than 30 days past due. In addition, loans are reviewed monthly by management to determine which credits should be placed on non-performing status. Management and the Board of Directors also review all loan evaluations made during periodic examinations by the FDIC and the Commissioner of Banks of the Commonwealth of Massachusetts (the "Commissioner").

Non-Performing Assets
     The performance of Atlantic Preferred Capital's loan portfolio is evaluated regularly by management. Atlantic Preferred Capital generally classifies a loan as non-performing when any installment of principal or interest is 90 days or more past due based upon the date of purchase for purchased loans, unless, in management's opinion, the net carrying value of the loan is well secured and the collection of principal, or carrying value, and interest is probable. When management determines the ultimate collection of principal or interest on a loan is not probable, the loan is transferred to the "impaired" loan classification. When a loan is placed on non-performing status, Atlantic Preferred Capital's general policy is to reverse and charge against current income previously accrued but unpaid interest. Such loans remain on non-performing status until the earlier of legal foreclosure or relinquishment of control of the collateral by the borrower, or until the borrower has established a history of timely principal and interest payments. For additional information see Notes 1 and 2 to the financial statements. At December 31, 1998, Atlantic Preferred Capital had no non-performing assets in its originated portfolio.

     A troubled debt restructuring is a loan on which Atlantic Preferred Capital, for reasons related to the borrower's financial difficulties, grants a concession to the borrower, such as a reduction in the loan's rate, a reduction in the principal amount of the debt or an extension of the maturity date of the loan, that Atlantic Preferred Capital would not otherwise consider. Certain purchased loans are restructured by Atlantic Preferred Capital in order to establish a payment plan which the borrower can maintain and which is profitable to Atlantic Preferred Capital in light of its net investment in such loan. When such a purchased loan has been acquired at a discount sufficient to enable Atlantic Preferred Capital to make an appropriate profit on the loan even after restructuring the debt and making certain concessions to the borrower, Atlantic Preferred Capital does not deem such a restructuring to be a troubled debt restructuring.

     A purchased loan is considered impaired when, based on current information and events, it is determined that estimated cash flows are less than the cash flows estimated at the date of purchase. An originated loan is considered impaired when, based on current information and events, it is probable that Atlantic Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan-by-loan basis by comparing Atlantic Preferred Capital's recorded investment in the loan to the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. In the case of Atlantic Preferred Capital's purchased loan portfolio, the recorded investment represents Atlantic Preferred Capital's purchase price net of any related non-amortizing discounts. Substantially all of Atlantic Preferred Capital's loans which have been identified as impaired have been measured by the fair value of the existing collateral. General valuation allowances are maintained for all categories of originated loans. No additional funds are committed to be advanced in connection with impaired loans.

     When Atlantic Preferred Capital classifies problem assets, it may establish specific allowances for loan losses or specific non-amortizing discount allocations in amounts deemed prudent by management. When Atlantic Preferred Capital identifies problem assets as a loss, it will charge off such amounts or set aside specific allowances or non-amortizing discount equal to the total loss. All of Atlantic Preferred Capital's loans are reviewed monthly to determine which loans are to be placed on non-accrual status. In addition, Atlantic Preferred Capital's determination as to the classification of its assets and the amount of its valuation allowances is reviewed by the Commissioner and the FDIC during their examinations of Atlantic Bank, which may result in the establishment of additional general or specific loss allowances.

Servicing
     The mortgage assets are serviced by Atlantic Bank pursuant to the terms of the master service agreement. Atlantic Bank in its role as servicer under the terms of the master service agreement receives a fee equal to 0.20% per annum, payable monthly, on the gross outstanding principal balances of loans serviced. For the period from inception through December 31, 1998, Atlantic Preferred Capital incurred $238,000 in servicing fees payable to Atlantic Bank.

     The master service agreement requires Atlantic Bank to service the loan portfolio in a manner substantially the same as for similar work performed by Atlantic Bank for transactions on its own behalf. Atlantic Bank collects and remits principal and interest payments, maintains perfected collateral positions, submits and pursues insurance claims and initiates and supervises foreclosure proceedings on the loan portfolio it services. Atlantic Bank also provides accounting and reporting services required by Atlantic Preferred Capital for such loans. Atlantic Bank may also be directed by Atlantic Preferred

Capital, at any time during the servicing process, to dispose of any loans which become classified, placed in a nonaccrual status, or are renegotiated due to the financial deterioration of the borrower.

     Atlantic Bank is required to pay all expenses related to the performance of its duties under the master service agreement. Under the master mortgage loan purchase agreement, Atlantic Bank is required to repurchase, at the request of Atlantic Preferred Capital, any mortgage loan it sold to Atlantic Preferred Capital in the event any such representation or warranty is untrue. The repurchase price for any such mortgage loan is the outstanding net carrying value thereof plus accrued and unpaid interest thereon at the date of repurchase. Atlantic Bank may institute foreclosure proceedings, exercise any power of sale contained in any mortgage or deed of trust, obtain a deed in lieu of foreclosure or otherwise acquire title to a mortgaged property underlying a mortgage loan by operation of law or otherwise in accordance with the terms of the master service agreement.

     The master service agreement may be terminated at any time by written agreement between the parties or at any time by either party upon 30 days prior written notice to the other party and appointment of a successor servicer. The master service agreement will automatically terminate if Atlantic Preferred Capital ceases to be an affiliate of Atlantic Bank.

     Atlantic Bank remits daily to Atlantic Preferred Capital all principal and interest collected on loans serviced by Atlantic Bank for Atlantic Preferred Capital.

     When any mortgaged property underlying a mortgage loan is conveyed by a mortgagor, Atlantic Bank generally, upon notice thereof, will enforce any due-on-sale clause contained in the mortgage loan, to the extent permitted under applicable law and governmental regulations. The terms of a particular mortgage loan or applicable law, however, may provide that Atlantic Bank is prohibited from exercising the due-on-sale clause under certain circumstances related to the security underlying the mortgage loan and the buyer's ability to fulfill the obligations under the related mortgage note.

Employees
     Atlantic Preferred Capital has three officers. Atlantic Preferred Capital does not have any employees because it has retained Atlantic Bank to perform all necessary functions pursuant to the advisory agreement and the master service agreement. Each officer of Atlantic Preferred Capital currently is also an officer and/or director of Atlantic Bank. Atlantic Preferred Capital will maintain corporate records and audited financial statements that are separate from those of Atlantic Bank. None of the officers or directors of Atlantic Preferred Capital will have any direct or indirect pecuniary interest in any mortgage asset to be acquired or disposed of by Atlantic Preferred Capital or in any transaction in which Atlantic Preferred Capital has an interest or will engage in acquiring and holding mortgage assets.

Competition
     Atlantic Preferred Capital does not anticipate that it will engage in the business of originating mortgage loans. It does anticipate that it will acquire mortgage assets in addition to those in the loan portfolio and that substantially all these mortgage assets will be acquired from Atlantic Bank. Accordingly, Atlantic Preferred Capital does not expect to compete with mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers or insurance companies in acquiring its mortgage assets from Atlantic Bank. Atlantic Bank, however, faces significant competition in the purchase and origination of mortgage loans, which could have an adverse effect on the ability of Atlantic Preferred Capital to acquire mortgage loans. If Atlantic Bank does not successfully compete in the origination and purchase of mortgage loans, this could, therefore, have an adverse effect on Atlantic Preferred Capital's business, financial condition and results of operations.

     The banking industry in the United States is part of the broader financial services industry. This industry also includes insurance companies, mutual funds, consumer finance companies and the securities brokerage industry. In recent years, intense market demands, technological and regulatory changes and economic pressures have eroded industry classifications which were once clearly defined. Existing banks have been forced to diversify their services, increase returns on deposits and become more cost-effective as a result of competition with one another and with other financial services companies, including non-bank competitors. The breakdown in traditional roles has been fueled by the pattern of rapidly fluctuating interest rates in the United States and by significant changes in federal and state laws over the past five years. These statutory changes and corresponding changes in governing regulations have resulted in increasing homogeneity in the products and financial services offered by financial institutions. As a result, some non-bank financial institutions, such as money market funds, have become increasingly strong competitors of banks in certain respects.

     Numerous banks compete with Atlantic Bank for deposit accounts, the origination of commercial loans and the acquisition of undervalued loans. With respect to deposits, additional significant competition arises from corporate and governmental debt securities, as well as money market mutual funds. The factors in competing for deposit accounts include interest rates, the quality and range of financial services offered and the convenience of office and automated teller machine locations and office hours. The primary factors in competing for loans are interest rates, loan origination fees and the quality and range of lending services offered. The competition for both deposits and loans has recently increased as a direct result of mergers of banks in New England. Such mergers have provided the resulting banks with enhanced financial resources and administrative capacity to compete for assets.

     In these circumstances, small financial institutions, such as Atlantic Bank, must offer financial products and services in a way which differentiates them from the larger financial organization competitors. Atlantic Bank has taken steps to do so by, among other things, working to establish continuing customer relationships with the borrowers in its purchased loan portfolios. Management believes that these relationships may be a source of lending and other business in the future because, in certain instances, the banking and other financial services needs of these borrowers are not adequately served by Atlantic Bank's larger bank and non-bank financial services competitors. Management believes that the recent consolidations and mergers by certain larger banks in New England have enhanced the opportunities available to Atlantic Bank to serve small-to-mid-sized businesses which may not be well-served by larger banks.

     Atlantic Bank faces strong competition in its market area both from other more established banks and from non-bank financial institutions which are aggressively expanding into markets traditionally served by banks. Most of these competitors offer products and services similar to those offered by Atlantic Bank, have facilities and financial resources greater than those of Atlantic Bank and have other competitive advantages over Atlantic Bank. Among the advantages of these larger institutions are their ability:

     (1)  to make larger loans,

     (2)  to finance extensive advertising campaigns,

     (3)  to access international money markets,

     (4)  to conduct retail operations at a significant number of branches and,

     (5) generally, to allocate their investment assets to business lines of highest yield and demand.

     For the reasons stated above, among others, there can be no assurance that Atlantic Bank will obtain sufficient deposits and purchase or originate a sufficient volume of quality loans to operate profitably in this competitive environment or that Atlantic Bank will maintain its competitive position in the commercial lending market in the future.

     In 1994, the U.S. Congress enacted legislation that will allow, under different implementation guidelines, bank holding companies and banks to acquire or merge with depository institutions across state lines. In 1996, Massachusetts enacted interstate banking laws in response to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. The laws permit, subject to certain deposit and other limitations, interstate acquisitions, mergers and branching on a reciprocal basis. Competition in Atlantic Bank's primary market area could increase in the event that financial institutions from other jurisdictions branch into Massachusetts or merge with Massachusetts-chartered banks.

Description of the Series A Preferred Shares
     The following summary sets forth the material terms and provisions of the Series A preferred shares, and is qualified in its entirety by reference to the terms and provisions of the Restated Articles of Organization establishing the Series A preferred shares.

     General. The Series A preferred shares form a series of the preferred stock of Atlantic Preferred Capital. The Series A preferred shares are validly issued, fully paid and nonassessable. The holders of the Series A preferred shares will have no preemptive rights with respect to any shares of the capital stock of Atlantic Preferred Capital. The Series A preferred shares are not subject to any sinking fund or other obligation of Atlantic Preferred Capital for their repurchase or retirement. The Series A preferred shares are not convertible into any other securities of Atlantic Preferred Capital. The Series A preferred shares will be exchanged on a ten-for-one basis for preferred shares of Atlantic Bank if directed by the FDIC under certain circumstances. The Series A preferred shares rank senior to Atlantic Preferred Capital's common stock and Series B preferred stock, as to dividends and in liquidation.

     Dividends. Holders of Series A preferred shares shall be entitled to receive, if, when and as declared by the Board of Directors of Atlantic Preferred Capital out of assets of Atlantic Preferred Capital legally available therefor, monthly cash dividends at the rate of 93/4% per annum of the liquidation preference (equivalent to $0.975 per share per annum). If declared, dividends on the Series A preferred shares for each monthly period shall be payable on the fifteenth day of the following month, at such annual rate, to holders of record on the last business day of the monthly dividend period. Monthly dividend periods will commence on the first day of each month and on the date of original issue for the initial dividend period. The amount of dividends, if declared, payable for the initial period or any period shorter than a full dividend period shall be computed on the basis of 30-day months, a 360-day year and the actual number of days elapsed in the period. Dividends in each period will accrue from the first day of such period, whether or not declared or paid for the prior monthly period.

     The right of holders of Series A preferred shares to receive dividends is noncumulative. Accordingly, if the Board of Directors fails to declare a dividend on the Series A preferred shares for a monthly dividend period, then holders of the Series A preferred shares will have no right to receive the amount of the undeclared dividend for that period, and Atlantic Preferred Capital will have no obligation to pay the undeclared dividend for that period, whether or not dividends are declared and paid for any future period with respect to either the Series A preferred shares, any other series of preferred stock or the common stock. If less than full dividends are declared on the Series A preferred shares by the Board of Directors for a monthly dividend period, the holders of the Series A preferred shares will have no right to receive the amount of such undeclared dividends for that period, and Atlantic Preferred Capital will have no obligation to pay a full dividend for that period, whether or not dividends are declared and paid for any future period with respect to either the Series A preferred shares, any other series of preferred stock or the common stock.

     Authority to Issue Additional Shares. By vote of a majority the holders of its common stock and each outstanding class of preferred stock, Atlantic Preferred Capital may increase the number of its authorized shares. In addition, the Board of Directors of Atlantic Preferred Capital has the authority, subject to receipt of all applicable regulatory approvals, to issue up to an additional 2,000,000 shares of preferred stock and determine the preferences, voting powers, qualifications, and special or relative rights or privileges thereof. A vote of the holders of two-thirds of the Series A preferred shares is required, however, to create a class of shares that would rank senior to the Series A preferred shares with regard to payment of dividends or amounts upon liquidation and a majority of the independent directors must approve the creation of a class of shares that would rank on parity with the Series A preferred shares. The Board of Directors of Atlantic Preferred Capital has no intention at the present time of submitting for a vote of the Series A preferred shares or the independent directors a plan to create any new class of shares.

     Automatic Exchange. Each Series A preferred share will be automatically exchanged for one tenth of one newly issued preferred share of Atlantic Bank (with a liquidation preference of $100.00 per share) if the FDIC directs in writing (a "Directive") an exchange of the Series A preferred shares for preferred shares of Atlantic Bank because:

     (1) Atlantic Bank becomes undercapitalized under applicable FDIC regulations,

     (2) Atlantic Bank is placed into bankruptcy, reorganization conservatorship or receivership or

     (3) the FDIC, in its sole discretion and even if Atlantic Bank is not undercapitalized, anticipates it becoming undercapitalized in the near term.

     Upon the automatic exchange, each holder of Series A preferred shares shall be unconditionally obligated to surrender to Atlantic Bank the certificates representing each Series A preferred share of such holder, and Atlantic Bank shall be unconditionally obligated to issue to such holder in exchange for each such Series A preferred share a certificate representing one tenth of one preferred share of Atlantic Bank. Any Series A preferred shares purchased or redeemed by Atlantic Preferred Capital prior to the Time of Exchange (as defined below) shall not be deemed outstanding and shall not be subject to the automatic exchange. Atlantic Bank has entered into an agreement with Atlantic Preferred Capital pursuant to which Atlantic Bank has, for so long as any Series A preferred shares remain outstanding, unconditionally agreed to issue preferred shares of Atlantic Bank in the automatic exchange and to reserve sufficient shares of preferred stock therefor.

     The automatic exchange shall occur as of 8:00 a.m. Eastern Time on the date for such exchange set forth in the Directive, or, if such date is not set forth in the Directive, as of 8:00 a.m. on the earliest possible date such exchange could occur consistent with the Directive (the "Time of Exchange"), as evidenced by the issuance by Atlantic Bank of a press release prior to such time. As of the Time of Exchange, all of the Series A preferred shares will be deemed canceled without any further action by Atlantic Preferred Capital, all rights of the holders of Series A preferred shares as stockholders of Atlantic Preferred Capital will cease, and such persons shall thereupon and thereafter be deemed to be and shall be for all purposes the holders of preferred shares of Atlantic Bank. Atlantic Preferred Capital will mail notice of the occurrence of the exchange event to each holder of Series A preferred shares within 30 days of such event, and Atlantic Bank will deliver to each such holder certificates for preferred shares of Atlantic Bank upon surrender of certificates for Series A preferred shares. Until such replacement stock certificates are delivered (or in the event such replacement certificates are not delivered), certificates previously representing Series A preferred shares shall be deemed for all purposes to represent preferred shares of Atlantic Bank. All corporate action necessary for Atlantic Bank to issue the preferred shares of Atlantic Bank will be completed upon completion of the offering. Accordingly, once the Directive is issued, no action will be required to be taken by holders of Series A preferred shares, by Atlantic Bank or by Atlantic Preferred Capital, in order to effect the automatic exchange as of the Time of Exchange.

     Absent the occurrence of the automatic exchange, no preferred shares of Atlantic Bank will be issued in connection with this offering. Upon the occurrence of the automatic exchange, the preferred shares of Atlantic Bank so issued would constitute 100% of the issued and outstanding preferred shares of Atlantic Bank. Holders of preferred shares of Atlantic Bank would have the equivalent dividend rights, liquidation preference, redemption provisions and other attributes as to Atlantic Bank as holders of Series A preferred shares have as to Atlantic Preferred Capital (except that the liquidation preference and redemption price on the preferred shares of Atlantic Bank is $100.00, ten times that on the Series A preferred shares). Any accrued and unpaid dividends on the Series A preferred shares as of the Time of Exchange would be deemed to be accrued and unpaid dividends on the preferred shares of Atlantic Bank on a pro rata basis giving effect to the exchange ratio. The preferred shares of Atlantic Bank will not be registered with the SEC and will be offered pursuant to an exemption from registration under Section 3(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"). Atlantic Bank does not intend to apply for listing of the preferred shares of Atlantic Bank on any national securities exchange or for quotation on The Nasdaq Stock Market or any other interdealer quotation system. There can be no assurance as to the liquidity of the trading market for the preferred shares of Atlantic Bank, if issued.

     Holders of Series A preferred shares cannot exchange their Series A preferred shares for preferred shares of Atlantic Bank voluntarily. In addition, absent the occurrence of the automatic exchange, holders of Series A preferred shares will have no dividend, voting, liquidation preference or other rights with respect to any security of Atlantic Bank; such rights as are conferred by the Series A preferred shares exist solely as to Atlantic Preferred Capital.

     Voting Rights. Except as specified below or otherwise expressly required by applicable law, the holders of the Series A preferred shares will not be entitled to vote at any meeting of stockholders.

     The consent of the holders of at least two-thirds of the outstanding shares of each series of preferred stock of Atlantic Preferred Capital, including the Series A preferred shares, will be required to:

     (1) create any class or series of stock which shall, as to dividends or distribution of assets, rank prior to the Series A preferred shares or any other outstanding series of preferred stock of Atlantic Preferred Capital other than a series which shall not have any right to object to such creation or

     (2) alter or change the provisions of Atlantic Preferred Capital's Restated Articles of Organization so as to adversely affect the voting powers, preferences or special rights of the holders of a series of preferred stock of Atlantic Preferred Capital;

provided that if such amendment shall not adversely affect all series of preferred stock of Atlantic Preferred Capital, such amendment need only be approved by the holders of at least two-thirds of the shares of all series of preferred stock adversely affected thereby. In addition, the consent of the holders of all of the outstanding Series A preferred shares is required for Atlantic Preferred Capital to incur indebtedness for borrowed money in excess of 100% of Atlantic Preferred Capital's total stockholders' equity as of the time of the proposed incurrence of indebtedness.

  Redemption. The Series A preferred shares will not be redeemable prior to February 1, 2004 (except upon the occurrence of a Tax Event, as defined below). On or after such date, the Series A preferred shares will be redeemable at the option of Atlantic Preferred Capital, in whole or in part, at any time or from time to time on not less than 30 nor more than 60 days' notice by mail, at a redemption price of $10.00 per share, plus the accrued and unpaid dividends from the beginning of the month in which the redemption occurs to the date of redemption, if any, thereon. Any such redemption may only be effected with the prior approval of the FDIC (unless such approval is not required at the time of redemption).

Atlantic Preferred Capital may, upon the occurrence of a Tax Event (as defined below) and with the prior written approval of the FDIC, redeem the Series A preferred shares, in whole (but not in part) at a redemption price of $10.00 per share, plus the monthly accrued and unpaid dividend from the beginning of the month in which the redemption occurs to the date of redemption, if any, thereon. "Tax Event" means the receipt by Atlantic Preferred Capital of an opinion of counsel in form and substance satisfactory to Atlantic Preferred Capital to the effect that, as a result of:

     (1) any amendment to, clarification of, or change (including any announced prospective change) in, the laws or treaties (or any regulations thereunder) of the United States or any political subdivision or taxing authority thereof or therein affecting taxation,

     (2) any judicial decision, official administrative pronouncement, published or private ruling, regulatory procedure, notice or announcement (including any notice or announcement of intent to adopt such procedures or regulations) ("Administrative Action") or

     (3) any amendment to, clarification of, or change in the official position or the interpretation of such Administrative Action or any interpretation or pronouncement that provides for a position with respect to such Administrative Action that differs from the theretofore generally accepted position, in each case, by any legislative body, court, governmental authority or regulatory body, irrespective of the manner in which such amendment, clarification or change is made known, which amendment, clarification or change is effective or such pronouncement or decision is announced on or after the date of issuance of the Series A preferred shares that (a) dividends paid or to be paid by Atlantic Preferred Capital with respect to its capital stock are not, or will not be, fully deductible by Atlantic Preferred Capital for United States or Massachusetts income tax purposes or (b) Atlantic Preferred Capital is otherwise unable to qualify as a REIT pursuant to Section 856 of the Internal Revenue Code.

  Rights upon Liquidation. In the event of any voluntary or involuntary liquidation, dissolution or winding up of Atlantic Preferred Capital, the holders of the Series A preferred shares at the time outstanding will be entitled to receive out of assets of Atlantic Preferred Capital available for distribution to stockholders, before any distribution of assets is made to holders of common stock or any other class of stock ranking junior to the Series A preferred shares upon liquidation, liquidating distributions in the amount of $10.00 per share, plus the monthly accrued and unpaid dividend thereon, if any, from the beginning of the month in which the liquidation occurs to the date of liquidation.

After payment of the full amount of the liquidating distributions to which they are entitled, the holders of Series A preferred shares will have no right or claim to any of the remaining assets of Atlantic Preferred Capital. In the event that, upon any such voluntary or involuntary liquidation, dissolution or winding up, the available assets of Atlantic Preferred Capital are insufficient to pay the amount of the liquidation distributions on all outstanding Series A preferred shares and the corresponding amounts payable on all shares of other classes or series of capital stock of Atlantic Preferred Capital ranking on a parity with the Series A preferred shares in the distribution of assets upon any liquidation, dissolution or winding up of the affairs of Atlantic Preferred Capital, then the holders of the Series A preferred shares and such other classes or series of capital stock shall share ratably in any such distribution of assets in proportion to the full liquidating distributions to which they would otherwise be respectively entitled.

For such purposes, the consolidation or merger of Atlantic Preferred Capital with or into any other entity, or the sale, lease or conveyance of all or substantially all of its property or business, shall not be deemed to constitute liquidation, dissolution or winding up of Atlantic Preferred Capital.

Item 2. Properties

     None.

Item 3. Legal Proceedings

     From time to time, Atlantic Preferred Capital may be involved in routine litigation incidental to its business, including a variety of legal proceedings with borrowers, which would contribute to Atlantic Preferred Capital's expenses, including the costs of carrying non-performing assets. Atlantic Preferred Capital is not currently a party to any material proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the period covered by this report.


                                    PART II

Item 5. Market for Atlantic Preferred Capital's Common Stock and

      Related Security Holder Matters

Common Stock

     In connection with its formation on March 20, 1998 Atlantic Preferred Capital issued 100 shares of its common stock to Atlantic Bank. These shares of common stock were issued in reliance upon the exemption from registration under
Section 4(2) of the Securities Act of 1933, as amended. There is no established public trading market for the common stock. As of March 15, 1999, there were 100 issued and outstanding shares of common stock, all of which were held by one stockholder, Atlantic Bank.

     During 1998, a dividend of $12.0 million was paid to the common stockholder.

Preferred Stock

     Series A Preferred Shares

     The series A preferred shares are quoted on the Nasdaq National Market under the symbol "ATLPP." As of February 28, 1999, there were 1,416,130 Series A preferred shares issued and outstanding held by approximately 23 holders of record. The following table reflects the respective high and low sales prices of the Series A preferred shares for the period from January 28, 1999, the date upon which trading of such shares commenced, through March 19, 1999. The table also indicates the distributions paid by Atlantic Preferred Capital on the Series A preferred shares during this period.


                                                Price
                                       ------------------------
                                           High          Low         Distributions
                                       -----------   ----------   ------------------
January 27, 1999 to March 19, 1999       $ 10.25       $ 9.50     $107,385 (1)

----------------
(1) Atlantic Preferred Capital declared a cash dividend of $.07583 per share to stockholders of record on February 28, 1999. The dividend was paid on March 15, 1999.

 Series B Preferred Shares

     Atlantic Preferred Capital has currently outstanding 1,000 Series B preferred shares, of which 900 are held, directly or indirectly, by Atlantic Bank. The other 100 Series B preferred shares are held by certain of Atlantic Bank's employees (and/or the spouses of certain employees). All of the outstanding Series B preferred shares were originally issued to Atlantic Bank in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. There is no established public trading market for the Series B preferred shares. During 1998, dividends of approximately $60,000 were paid to holders of Series B preferred stock.


Uses of Proceeds From Registered Securities
     On February 1, 1999, Atlantic Preferred Capital closed its initial pubic offering of 1,260,000 Series A preferred shares. On February 12, 1999, Atlantic Preferred Capital sold an additional 156,130 Series A preferred shares in connection with the underwriters' exercise of their overallotment option. The IPO was made pursuant to (i) a Registration Statement on From S-11, originally filed with the Securities and Exchange Commission in November 4, 1998, as amended (Commission File No. 333-66677), which was declared effective on January 27, 1999. The IPO commenced on January 28, 1999 and terminated shortly thereafter after the sale into the public market of all of the registered Series A preferred shares.

     The Series A preferred shares sold in the IPO were offered for sale by s syndicate of underwriters represented by Friedman, Billings, Ramsey & Co., Inc., Advent, Inc. and Janney Montgomery Scott Inc.

     Atlantic Preferred Capital registered an aggregate of 1,449,000 Series A preferred shares (including 189,000 shares issuable upon the exercise of the underwriters' overallotment option) for sale in the IPO at a per share price of $10.00, for an aggregate offering price of approximately $14.5 million. The shares sold in the IPO, which totalled 1,416,130 for an aggregate price of $14,161,300, were registered for the account of Atlantic Preferred Capital.

     Atlantic Preferred Capital incurred the following expenses in connection with the IPO:


        Underwriting discounts and commissions:      $   566,000
        Other estimated expenses:                        800,000
                                                     -----------
        Total estimated expenses:                    $ 1,366,000
                                                     ===========

     After deducting the expenses set forth above, the Company received approximately $12.8 million in net proceeds of the IPO. The proceeds will be invested in assets qualified to be held by a REIT.

Dividend Policy
     General. Atlantic Preferred Capital currently expects to pay an aggregate amount of dividends with respect to its outstanding shares of capital stock equal to substantially all of its REIT taxable income, excluding capital gains. In order to remain qualified as a REIT, Atlantic Preferred Capital must distribute annually at least 95% of its REIT taxable income, excluding capital gains, to stockholders. Atlantic Preferred Capital anticipates that none of the dividends on the Series A preferred shares and none or no material portion of the dividends on its common stock will constitute non-taxable returns of capital.

     Dividends will be declared at the discretion of the Board of Directors after considering Atlantic Preferred Capital's distributable funds, financial requirements, tax considerations and other factors. Atlantic Preferred Capital's distributable funds will consist primarily of interest and principal payments on the mortgage assets held by it, and Atlantic Preferred Capital anticipates that a majority of such assets will bear interest at adjustable rates. Accordingly, if there is a decline in interest rates, Atlantic Preferred Capital will experience a decrease in income available to be distributed to its stockholders. In a period of declining interest rates, Atlantic Preferred Capital also may find it difficult to purchase additional mortgage assets bearing rates sufficient for it to be able to pay dividends on the Series A preferred shares.

     The FDIC's prompt corrective action regulations prohibit entities such as Atlantic Bank from making "capital distributions," which include a transaction that the FDIC determines, by order or regulation, to be "in substance a distribution of capital," unless the institution is at least adequately capitalized after the distribution. There can be no assurances that the FDIC would not seek to restrict Atlantic Preferred Capital's payment of dividends on the Series A preferred shares under these regulations if Atlantic Bank were to fail to maintain a status of at least adequately capitalized. Currently, an institution is considered adequately capitalized if it has a Total Risk-based capital ratio of at least 8.0%, a Tier 1 Risk-based capital ratio of at least 4.0% and a Tier 1 Leverage ratio of at least 4.0%. At December 31, 1998, Atlantic Bank's Total Risk-based capital ratio was 9.92%, Tier 1 Risk-based capital ratio was 9.06% and Tier 1 Leverage ratio was 8.11%.

     In addition, the automatic exchange may take place under circumstances in which Atlantic Bank will be considered less than adequately capitalized for purposes of the FDIC's prompt corrective action regulations. Thus, at the time of the automatic exchange, Atlantic Bank would likely be prohibited from paying dividends on the preferred shares of Atlantic Bank. Further, Atlantic Bank's ability to pay dividends on the preferred shares of Atlantic Bank following the automatic exchange also would be subject to various restrictions under FDIC regulations and a resolution of Atlantic Bank's Board of Directors. In the event that Atlantic Bank did pay dividends on the preferred shares of Atlantic Bank, such dividends would be paid out of its capital surplus.

     Under certain circumstances, including a determination that Atlantic Bank's relationship to Atlantic Preferred Capital results in an unsafe and unsound banking practice, federal and state regulatory authorities will have additional authority to restrict the ability of Atlantic Preferred Capital to make dividend payments to its stockholders.

     Common Stock. The holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Board of Directors from funds legally available therefor, subject to any preferential dividend rights of any outstanding preferred stock.

     Series A Preferred Stock. Holders of Series A preferred shares shall be entitled to receive, if, when and as declared by the Board of Directors of Atlantic Preferred Capital out of assets of Atlantic Preferred Capital legally available therefor, monthly cash dividends at the rate of 93/4% per annum of the liquidation preference (equivalent to $0.975 per share per annum). If declared, dividends on the Series A preferred shares for each monthly period shall be payable on the fifteenth day of the following month, at such annual rate, to holders of record on the last business day of the monthly dividend period. Monthly dividend periods will commence on the first day of each month and on the date of original issue for the initial dividend period. The amount of dividends, if declared, payable for the initial period or any period shorter than a full dividend period shall be computed on the basis of 30-day months, a 360-day year and the actual number of days elapsed in the period. Dividends in each period will accrue from the first day of such period, whether or not declared or paid for the prior monthly period.

     The right of holders of Series A preferred shares to receive dividends is noncumulative. Accordingly, if the Board of Directors fails to declare a dividend on the Series A preferred shares for a monthly dividend period, then holders of the Series A preferred shares will have no right to receive the amount of the undeclared dividend for that period, and Atlantic Preferred Capital will have no obligation to pay the undeclared dividend for that period, whether or not dividends are declared and paid for any future period with respect to either the Series A preferred shares, any other series of preferred stock or the common stock. If less than full dividends are declared on the Series A preferred shares by the Board of Directors for a monthly dividend period, their holders of the Series A preferred shares will have no right to receive the amount of such undeclared dividends for that period, and Atlantic Preferred Capital will have no obligation to pay a full dividend for that period, whether or not dividends are declared and paid for any future period with respect to either the Series A preferred shares, any other series of preferred stock or the common stock.

     Series B Preferred Stock. The holders of Series B preferred shares are entitled to receive annual dividends equal to eight percent (8%) of the liquidation preference of the Series B preferred shares. Dividends on Series B preferred shares are cumulative, and all accumulated and unpaid dividends are paid before any dividends are paid on the common stock.

Item 6. Selected Consolidated Financial Data

     The selected financial data of Atlantic Preferred Capital herein has been derived from the Financial Statements of Atlantic Preferred Capital, which statements have been audited by Wolf & Company, P.C., independent public accountants, as indicated by their report with respect thereto included elsewhere in this Form 10-K. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements included elsewhere herein.


                                                                        As of and for the
                                                                    Period from March 20, 1998
                                                                     through December 31,1998
                                                                   ---------------------------
                                                                      (dollars in thousands)
Financial Condition Data (Year End):
Total assets ...................................................            $ 156,742
Purchased loans ................................................              128,459
 Total discount ................................................              (17,274)
Originated loans ...............................................               35,388
 Allowance for loan losses .....................................               (1,337)
Cash and cash equivalents ......................................               10,580
Stockholders' equity ...........................................              156,318
Non-performing loans ...........................................                3,868
Operations Data (Period):
Interest income ................................................            $  13,412
Operating expenses .............................................                 (297)
                                                                            ---------
Net income .....................................................               13,115
Preferred stock dividends ......................................                  (60)
                                                                            ---------
Net income available to common shareholder .....................            $  13,055
                                                                            =========
Net income per common share ....................................            $     131
Common shares outstanding ......................................                  100
Asset Quality Ratios:
Total non-performing assets to total assets ....................                 2.47%
Non-performing purchased loans as a percentage of
 purchased loans ...............................................                 3.01
Non-performing originated loans as a percentage of
 originated loans ..............................................                   --
Total discount as a percent of purchased loans .................                13.45
Allowance for loan losses as a percent of originated
 loans .........................................................                 3.78
Non-amortizing discount as a percent of non-performing purchased
 loans .........................................................               277.59

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Form 10-K contains statements that may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements use terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or similar expressions and may include discussions of future strategy. Such statements are subject to certain risks and uncertainties, including those discussed under the caption "--Risk Factors," that could cause actual results to differ materially from historical results and those presently anticipated or projected or contribute to such differences. Atlantic Preferred Capital cautions readers not to place undue reliance on such forward-looking statements, which speak only as of the date made.

Overview
     The principal business of Atlantic Preferred Capital is to acquire and hold mortgage assets that will generate net income for distribution to stockholders. Atlantic Preferred Capital currently intends to continue to acquire all of its mortgage assets from Atlantic Bank. Atlantic Preferred Capital may also from time to time utilize available funds to acquire other assets that qualify as real estate assets under Section 856(c)(6)(B) of the Internal Revenue Code pending investment in mortgage assets.

     On March 31, 1998, Atlantic Preferred Capital commenced its operations upon the sale to Atlantic Bank of 100 shares of Atlantic Preferred Capital's common stock and 1,000 shares of preferred stock in exchange for the transfer of loans with a net carrying value of $140.7 million, of which $1.0 million was attributed to the preferred stock and $139.7 million was attributed to the common stock.

     Atlantic Bank administers the day-to-day activities of Atlantic Preferred Capital in its roles as servicer under the master service agreement and as advisor under the advisory agreement. Atlantic Preferred Capital pays Atlantic Bank an annual servicing fee equal to 0.20% and an annual advisory fee equal to 0.05%, respectively, of the gross outstanding principal balances of loans in the loan portfolio. Atlantic Bank and its affiliates have interests that are not identical to those of Atlantic Preferred Capital. Consequently, conflicts of interest will arise with respect to transactions, including, without limitation:

     (1) future acquisitions of mortgage assets from Atlantic Bank or its affiliates;

     (2) servicing of mortgage assets, particularly with respect to mortgage assets that become classified or placed on nonaccrual status; and

     (3) the modification of the advisory agreement and the master service agreement.

     It is the intention of Atlantic Preferred Capital that any agreements and transactions between Atlantic Preferred Capital and Atlantic Bank are fair to all parties and consistent with market terms, including the price paid and received for mortgage assets on their acquisition or disposition by Atlantic Preferred Capital or in connection with the servicing of such mortgage assets. However, there can be no assurance that such agreements or transactions will be on terms as favorable to Atlantic Preferred Capital as those that could have been obtained from unaffiliated third parties.

Results of Operations
     Atlantic Preferred Capital reported total interest income of $13.4 million for the period from inception on March 20, 1998 through December 31, 1998. Interest income from loans was $13.3 million representing a total average yield of 12.71% for the same period. After the inclusion of $132,000 in money market account interest and the deduction of $297,000 in service and advisory fees and $60,000 in preferred stock dividends, Atlantic Preferred Capital reported net income available to the common stockholder of $13.1 million for the period from inception through December 31, 1998.

     The yield on Atlantic Preferred Capital's loan portfolio is summarized as follows:


                                            Period from inception
                                          through December 31, 1998
                                 --------------------------------------------
                                  Average Balance     Interest       Yield
                                 -----------------   ----------   -----------
                                            (dollars in thousands)
Purchased loans, net .........        $ 98,092        $10,064         13.62%
Originated loans .............          40,579          3,216         10.52%
                                      --------        -------
                                      $138,671        $13,280         12.71%
                                      ========        =======

     Atlantic Preferred Capital intends to pay dividends on its preferred and common stock in amounts necessary to continue to preserve its status as a REIT under the Internal Revenue Code.

Loan Portfolio
     Through December 31, 1998, Atlantic Preferred Capital has acquired loans, either through transfer or purchase from Atlantic Bank, having gross outstanding principal balances at the time of acquisition of $198.7 million. In addition, Atlantic Preferred Capital received $34.1 million of principal payments on the loan portfolio during the same time period.

     The outstanding principal balance of the loan portfolio at December 31, 1998 is summarized as follows:


                                     Principal Balance     Percentage of Total
                                    -------------------   --------------------
                                              (dollars in thousands)
Mortgage loans on real estate:
 Commercial real estate .........         $ 99,695                60.85%
 One to four family .............           12,339                 7.53
 Multifamily ....................           49,854                30.43
 Land ...........................            1,458                 0.89
                                          --------               ------
  Total .........................          163,346                99.70
Secured commercial ..............              251                 0.15
Other ...........................              250                 0.15
                                          --------               ------
  Total .........................         $163,847               100.00%
                                          ========               ======

     Atlantic Preferred Capital intends that each loan acquired from Atlantic Bank in the future will be a whole loan, and will be originated or acquired by Atlantic Bank in the ordinary course of its business. Atlantic Preferred Capital also intends that all loans held by it will be serviced pursuant to the master service agreement.

     There were $3.9 million of mortgage loans on non-accrual status at December 31, 1998. Loans are generally placed on non-accrual status and interest is not accrued when the collectibility of principal and interest is not probable or estimable. Unpaid interest income previously accrued on such loans is reversed against current period interest income and the loan is accounted for using the cost recovery method, whereby any amounts received are applied against the recorded amount of the loan.

Allowance for Loan Losses and Discount
     The balance of the allowance for loan losses was transferred from Atlantic Bank at the time the loans were contributed to Atlantic Preferred Capital. In the normal course of business, the allowance for loan losses will be adjusted through a provision for loan losses charged to earnings and will be maintained at a level considered adequate to provide for reasonably foreseeable loan losses.

     The provision and the level of the allowance are evaluated on a regular basis by management and are based upon management's periodic review of the collectibility of the loans in light of known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.

     Loan losses are charged against the allowance when management believes the collectibility of the loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance.

     During the period from inception through December 31, 1998, there were no provisions, charge-offs or recoveries in the allowance for loan losses.

     At December 31, 1998, Atlantic Preferred Capital's allowance for loan losses as a percentage of total originated loans was 3.78%.

     Effective January 1, 1999, Atlantic Preferred Capital will change, on a prospective basis, its method of accounting for purchased loan discounts and the related recognition of discount loan income and provisions for loan losses. Such accounting change will account for discount loan income and loan loss provisions on an individual loan basis, rather than as currently recognized in the aggregate on a static purchased pool basis and will be accounted for as a "change in estimate" in accordance with Accounting Principles Board Opinion No.
20. Management does not anticipate any material impact on stockholders' equity on the effective date of the accounting change. However, the timing of subsequent earnings will be affected by changes in the amount of estimated collections on individual loans rather than by changes in the aggregate amount of estimated collections on purchased loan pools. Over the lives of the respective loans, management does not anticipate that there will be any material differences in the reported amounts of related discount loan income, loan loss provisions and loan recoveries, net. For additional information relating to the method of accounting for purchased loans, see Note 1 to the Financial Statements.

Interest Rate Risk
     Atlantic Preferred Capital's income consists primarily of interest income on mortgage assets. Atlantic Preferred Capital does not intend to use any derivative products to manage its interest rate risk. If there is a decline in market interest rates, Atlantic Preferred Capital may experience a reduction in interest income on its mortgage loans and a corresponding decrease in funds available to be distributed to its shareholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on loans are based and from prepayments of mortgage loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding mortgage loans.

Significant Concentration of Credit Risk
     Concentration of credit risk generally arises with respect to Atlantic Preferred Capital's loan portfolio when a number of borrowers engage in similar business activities, or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of Atlantic Preferred Capital's performance to both positive and negative developments affecting a particular industry. There is no existing concentration of credit risk with respect to Atlantic Preferred Capital's loan portfolio with respect to borrowers engaged in similar business activities, as there is no particular type of commercial real estate property which represents more than 10% of Atlantic Preferred Capital's total loan portfolio. Atlantic Preferred Capital's balance sheet exposure to geographic concentrations directly affects the credit risk of the loans within its loan portfolio.

     The following table sets forth certain information regarding the geographical location of properties securing the mortgage loans in the loan portfolio at December 31, 1998:


                                                                     Percentage of Total
        Location           Number of Loans     Principal Balance      Principal Balance
-----------------------   -----------------   -------------------   --------------------
                                                  (in thousands)
Massachusetts .........          158                $ 47,165                28.87%
California ............           41                  41,824                25.60
Connecticut ...........           54                  16,855                10.32
New Hampshire .........           87                  15,683                 9.60
New York ..............           14                   8,883                 5.44
Rhode Island ..........           14                   5,880                 3.60
Maine .................            5                   4,475                 2.74
Florida ...............            6                   3,522                 2.16
New Jersey ............            5                   3,395                 2.08
Arizona ...............            1                   3,385                 2.07
Virginia ..............            3                   3,237                 1.98
All others ............           20                   9,042                 5.54
                                 ---                --------               ------
                                 408                $163,346               100.00%
                                 ===                ========               ======

     At December 31, 1998, 81.2% of Atlantic Preferred Capital's total loan portfolio consisted of loans located in New England and California. Consequently, these loans may be subject to a greater risk of default than other comparable loans in the event of adverse economic, political or business developments and natural hazards in New England or California that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages.

Liquidity Risk Management
     The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of Atlantic Preferred Capital's financial commitments and to capitalize on opportunities for Atlantic Preferred Capital's business expansion. In managing liquidity, Atlantic Preferred Capital takes into account various legal limitations placed on a REIT.

     Atlantic Preferred Capital's principal liquidity needs are:

     (1) to maintain the current portfolio size through the acquisition of additional mortgage assets as mortgage assets currently in the loan portfolio mature, pay down or prepay, and

     (2)  to pay dividends on the Series A preferred shares.

     The acquisition of additional mortgage assets is intended to be funded primarily through repayment of principal balances of mortgage assets by individual borrowers. Atlantic Preferred Capital does not have and does not anticipate having any material capital expenditures. To the extent that the Board of Directors determines that additional funding is required, Atlantic Preferred Capital may raise such funds through additional equity offerings, debt financing or retention of cash flow (after consideration of provisions of the Internal Revenue Code requiring the distribution by a REIT of at least 95% of its REIT taxable income and taking into account taxes that would be imposed on undistributed income), or a combination of these methods. Atlantic Preferred Capital will have no debt outstanding following consummation of the offering, and it does not currently intend to incur any indebtedness. The organizational documents of Atlantic Preferred Capital limit the amount of indebtedness which it is permitted to incur to no more than 100% of the total stockholders' equity of Atlantic Preferred Capital. Any such debt may include intercompany advances made by Atlantic Bank to Atlantic Preferred Capital.

     Atlantic Preferred Capital may also issue additional series of preferred stock. However, Atlantic Preferred Capital may not issue additional shares of preferred stock senior to the Series A preferred shares without the consent of holders of at least two-thirds of the Series A preferred shares outstanding at that time. Additional shares of preferred stock ranking on a parity with the Series A preferred shares may not be issued without the approval of a majority of Atlantic Preferred Capital's independent directors.

Year 2000 Disclosure
     The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, date sensitive systems recognize the year 2000 as 1900 or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process critical financial and operational information incorrectly.

     Atlantic Preferred Capital is dependent in virtually every phase of its operations on Atlantic Bank, including the computer and other systems of Atlantic Bank. Accordingly, Atlantic Preferred Capital is addressing the Year 2000 issue with respect to its operations through its relationship with Atlantic Bank under the advisory agreement and the master service agreement. During 1997, the management of Atlantic Bank developed an action plan to address the Year 2000 issue. Atlantic Bank uses computer systems (including hardware and software) primarily to track deposits and loans, transfer funds, prepare financial reports, and perform financial calculations. Atlantic Bank's deposit and loan processing is outsourced to Bisys Systems of Houston, Texas ("Bisys") under a service agreement. In 1998, Atlantic Bank acquired Dolphin. After the acquisition, Dolphin initiated an action plan to address the Year 2000 issue. Dolphin uses computer systems to receive equipment leasing applications over the internet, track lease payments, and perform financial calculations.

     Atlantic Bank's plan includes five phases as suggested by the FDIC and other bank regulatory authorities: awareness, assessment, renovation, validation, and testing. In 1997, Atlantic Bank substantially completed the awareness and assessment phases of the plan with regard to its computer systems, and has identified those areas that are considered mission critical. Atlantic Bank began working with Bisys, reviewing their plans, and determining how to validate the readiness of its system. Also in connection with the awareness and assessment phases of the plan, Atlantic Bank raised the Year 2000 issue with its vendors, service providers, and customers. All vendors listed in Atlantic Bank's accounts payable system were sent a questionnaire on the Year 2000 issue. Some vendors provided written responses to the questionnaires and others were sent follow up letters and/or were called regarding any follow-up questions or issues. Most of Atlantic Bank's vendors have responded to its questionnaires and follow-up letters. Based on these responses, most of Atlantic Bank's vendors have indicated that they have a plan to remediate their systems as needed or are already Year 2000 compliant. Dolphin is in the process of contacting its vendors.

     Atlantic Bank is in the process of evaluating the risk of customer failure to prepare for the Year 2000 issue, any associated effect of the ability of customers to repay outstanding loans, and impact on the adequacy of the level of the allowance for loan losses. Atlantic Bank currently considers Year 2000 risks in evaluating the adequacy of the allowance for loan and lease losses. In accordance with applicable FDIC regulations, Atlantic Bank has also distributed written materials to all of its depositors (including deposit brokers) with over $250,000 on deposit regarding the Year 2000 issue, including a description of Atlantic Bank's plan and the status of such plan. Atlantic Bank also distributed questionnaires to its borrowers with loans totaling $500,000 or more. Some of these depositors and borrowers provided written responses to the questionnaires and others were sent follow-up letters and/or were called regarding any follow-up questions or issues. All of these depositors and approximately 40% of these borrowers have responded to the questionnaires and follow-up letters and have indicated that they have a plan to remediate their systems as needed or are already Year 2000 compliant. Atlantic Bank is continuing to follow-up with those borrowers who have not yet responded. Dolphin is in the process of contacting its lessees.

     The plan calls for validation and testing with respect to all mission critical systems. Mission critical systems include loan processing, deposit processing, general ledger and funds transfer systems. Other systems that are non-mission critical include the local area network, the network operating system and desktop applications. In the first half of 1998, Atlantic Bank upgraded its local area network, including the network operating system and desktop application software. In addition, most of Atlantic Bank's desktop systems were similarly upgraded. The manufacturer of the network operating system and desktop application software has certified that all of these products are Year 2000 compliant. Atlantic Bank has also conducted internal testing on these products and has similarly concluded that they are Year 2000 compliant. Atlantic Bank has also installed a test lab simulating a Year 2000 environment with possible date sensitive components, including computers, operating systems, and base applications. Dolphin has successfully tested its lease application system. The manufacturers of its network operating system and desktop application software have certified that all of these products are Year 2000 compliant. Dolphin has also conducted internal testing on these products and has similarly concluded that they are Year 2000 compliant. Dolphin will be testing its lease accounting application system in April 1999.

     Testing of the mission critical systems is being completed according to the schedule prepared by Bisys and, with respect to the funds transfer system, the Federal Reserve Bank of Boston. The test period runs from November 1998 through April 1999. During this period, the entire test process will be performed twice. Atlantic Bank will have an opportunity to re-test any applications that produce errors in the initial testing. Atlantic Bank believes that it and its vendors, customers, and service providers are currently on schedule in accordance with the plan.

     Atlantic Bank's new executive offices had been renovated in 1997 and early 1998, with new building systems (such as fire and security alarm systems and HVAC system) installed at such time. All of the contractors and suppliers of such building systems have certified that their systems are Year 2000 compliant. The building and/or Atlantic Bank have tested such systems and have similarly concluded that they are Year 2000 compliant. Dolphin is in the process of contacting vendors in regards to its facility and related embedded technology.

     Atlantic Bank's risk management program includes emergency backup and recovery procedures to be followed in the event of failure of a business-critical system. These procedures are being expanded to include specific procedures for potential Year 2000 issues, and contingency plans to protect against Year 2000 related interruptions. Atlantic Bank recently completed these contingency plans which include backup procedures, identification of alternative suppliers, emergency plans to handle power outages, telecommunication failures, etc. Dolphin is in the process of developing contingency plans.

     Based on its review to date, Atlantic Bank believes that the primary costs of addressing the Year 2000 issue will include internal staffing, consulting, system testing and modification. Atlantic Bank currently expects that the total third party expenses associated with the plan will be approximately $150,000, and will primarily be incurred from the third quarter of 1998 through year-end 1999. The costs are not considered to have a material affect on operating expenses or budgets. Atlantic Bank plans to account for these costs as expense items. The costs include an independent review by an external firm under an engagement letter signed June 29, 1998.

     While Atlantic Bank believes that it is taking reasonable steps with respect to the Year 2000 issue, if the phases of the plan are not completed on time, the costs associated with becoming Year 2000 compliant exceed Atlantic Bank's estimates, third party providers are not Year 2000 compliant on a timely basis, or customers with material loan obligations are unable to meet their repayment obligations due to Year 2000 problems, the Year 2000 issue could have a material impact on Atlantic Preferred Capital's financial results. In addition, Atlantic Bank's efforts to address the Year 2000 issue are being monitored by its federal banking regulators. Failure to be Year 2000 compliant on a timely basis could subject Atlantic Bank to formal supervisory or enforcement actions. Any of the foregoing issues could have a material adverse impact on the ability of Atlantic Bank to service Atlantic Preferred Capital's loan portfolio and otherwise manage its business which could have a material adverse effect on Atlantic Preferred Capital's business, financial condition or results of operations.

     The preceding Year 2000 discussion contains various forward-looking statements which represent Atlantic Bank's beliefs or expectations regarding future events. When used in the Year 2000 discussion, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, Atlantic Bank's expectations as to when it will complete the phases of the plan; its estimated costs; and its belief that its internal systems will be Year 2000 compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code; and the actions of governmental agencies or other third parties with respect to Year 2000 problems.

Risk Factors

o Series A preferred shares will be exchanged for preferred shares of Atlantic Bank at the direction of the FDIC if Atlantic Bank becomes or may in the near term become undercapitalized or is placed in conservatorship or receivership. Upon such an exchange, holders of Series A preferred shares would have an investment in Atlantic Bank and not in Atlantic Preferred Capital at a time when Atlantic Bank's financial condition is deteriorating. Atlantic Bank has significantly greater liabilities and significantly less stockholders' equity than Atlantic Preferred Capital. Upon a liquidation or receivership of Atlantic Bank, the claims of Atlantic Bank's depositors and creditors and of the FDIC will have priority over the claims of stockholders. As a result, holders of Series A preferred shares likely would receive substantially less than they would have received in a liquidation or receivership of Atlantic Preferred Capital. In fact, holders of Series A preferred shares may not receive anything for their preferred shares of Atlantic Bank.

o As a subsidiary of Atlantic Bank, federal or state regulators of Atlantic Bank can restrict the ability of Atlantic Preferred Capital to transfer assets, to make dividends to the holders of the Series A preferred shares, or to redeem the Series A preferred shares.

o Dividends on the Series A preferred shares are not cumulative. Consequently, if the Board of Directors of Atlantic Preferred Capital does not declare a dividend on the Series A preferred shares for any monthly period, holders of Series A preferred shares would not be entitled to receive such dividend whether or not funds are or subsequently become available. The Board of Directors may also determine, in its business judgment, that it would be in the best interests of Atlantic Preferred Capital to pay less than the full amount of the stated dividends on the Series A preferred shares even if funds are available.

o Risks associated with mortgage loans generally, and particularly the geographic concentration of Atlantic Preferred Capital's loan portfolio at December 31, 1998 in the Northeast and California, could adversely affect the mortgage assets held by Atlantic Preferred Capital and the value of the Series A preferred shares. The quality of Atlantic Preferred Capital's loan portfolio depends upon, among other things, the cash flow of borrowers, regional economic conditions and commercial and multi-family real estate values.

o If Atlantic Preferred Capital fails to maintain its status as a REIT for federal income tax purposes, it will be subject to corporate income tax.

o Because the rate at which dividends are to be paid is fixed and a majority of Atlantic Preferred Capital's mortgage assets bear interest at adjustable rates, a significant decline in interest rates might adversely affect Atlantic Preferred Capital's ability to pay dividends on the Series A preferred shares.

o Atlantic Preferred Capital is dependent in virtually every phase of its operations, including the servicing of its loan portfolio, on the diligence and skill of the officers and employees of Atlantic Bank.

o Because of the relationship between Atlantic Preferred Capital and Atlantic Bank, conflicts of interests will exist between Atlantic Preferred Capital and Atlantic Bank.

o No trading market will exist for the preferred shares of Atlantic Bank holders of Series A preferred shares would receive if an automatic exchange occurs because those shares will not be listed on any securities exchange or for quotation on The Nasdaq Stock Market or any other over-the-counter market.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is the objective of Atlantic Preferred Capital to attempt to control risks associated with interest rate movements. Market risk is the risk of loss from adverse changes in market prices and interest rates. Atlantic Preferred Capital's market risk arises primarily from interest rate risk inherent in holding loans. To that end, management actively monitors and manages its interest rate risk exposure. Atlantic

Preferred Capital's management reviews, among other things, the sensitivity of Atlantic Preferred Capital's assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, and maturities of investments. Atlantic Bank's senior management also approves and establishes pricing and funding decisions with respect to Atlantic Preferred Capital's overall asset and liability composition.

     Atlantic Preferred Capital's methods for evaluating interest rate risk include an analysis of its interest rate sensitivity "gap", which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

     The following table sets forth the Atlantic Preferred Capital's interest-rate sensitive assets and liabilities categorized by repricing dates and weighted average rates at December 31, 1998. For fixed rate instruments, the repricing date is the maturity date. For adjustable-rate instruments, the repricing date is deemed to be the earliest possible interest rate adjustment date.


                                                                            December 31, 1998
                                         ---------------------------------------------------------------------------------------
                                                       Within     One to     Two to     Three    Four to      Over
                                                         One        Two       Three    to Four     Five       Five
                                          Overnight     Year       Years      Years     Years     Years      Years       Total
                                         ----------- ---------- ---------- ---------- --------- --------- ----------- ----------
                                                                         (dollars in thousands)
Rate-sensitive assets:
 Interest-bearing deposits in banks ....  $ 10,434         --         --         --        --        --          --    $ 10,434
                                              4.89%
 Fixed-rate purchased loans (1) ........        --      9,409      1,665      2,364     4,190     3,475      11,517      32,620
                                                         9.30%      9.48%      8.79%     9.39%     8.49%       8.02%
 Adjustable-rate purchased loans (1) ...    25,921     54,504      5,790      5,756        --        --          --      91,971
                                              8.47%      8.32%      9.44%      8.90%
 Fixed-rate originated loans (1) .......        --      1,005         --        286       522       203       2,717       4,733
                                                        10.33%                 9.00%     9.34%     9.50%       8.34%
 Adjustable-rate originated loans (1) ..    28,178        979        892         67        45        49         445      30,655
                                              9.49%      8.71%      8.32%      8.62%     9.09%     9.11%       9.23%
                                          --------    -------     ------     ------    ------    ------     -------    --------
   Total rate-sensitive assets .........  $ 64,535    $65,897     $8,347     $8,473    $4,757    $3,727     $14,679    $170,413
                                          ========    =======     ======     ======    ======    ======     =======    ========

     (1) Loans are presented at gross amounts before deducting discounts on purchased loans, the allowance for loan losses and net deferred loan income.

     The prepayment assumption reflected above is based on the experience and management's estimate of prepayment activity for recently acquired loans. Given the interest rate environment at December 31, 1998, management has assumed that on average 10% of the outstanding fixed rate loans will prepay annually. Originated adjustable-rate loans are generally indexed to prime with an average spread of 100 to 200 basis points. The majority of purchased adjustable-rate loans are also tied to prime with the remainder subject to various terms and rate spreads established by the originating banks. The table does not include loans which have been placed on non-accrual status. Assets that are subject to immediate repricing are placed in the overnight column.

Item 8. Consolidated Financial Statements

                                                         Page
Independent Auditors' Report .........................   32
Balance Sheet ........................................   33
Statement of Income ..................................   34
Statement of Changes in Stockholders' Equity .........   35
Statement of Cash Flows ..............................   36
Notes to Financial Statements ........................   37

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
Atlantic Preferred Capital Corporation:

We have audited the accompanying balance sheet of Atlantic Preferred Capital Corporation as of December 31, 1998 and the related statements of income, changes in stockholders' equity and cash flows for the period from inception, March 20, 1998, through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Preferred Capital Corporation as of December 31, 1998 and the results of its operations and its cash flows for the period from inception, March 20, 1998, through December 31, 1998 in conformity with generally accepted accounting principles.


/s/ Wolf & Company, P.C.

Boston, Massachusetts
February 5, 1999, except for Note 5 as to which the date is February 12, 1999

                    ATLANTIC PREFERRED CAPITAL CORPORATION

                                 BALANCE SHEET

                               December 31, 1998



                                                                                  (in thousands)
ASSETS
Cash account with Bank .......................................................      $     146
Money market account with Bank ...............................................         10,434
                                                                                    ---------
  Total cash and cash equivalents ............................................         10,580
                                                                                    ---------
Loans ........................................................................        163,771
 Less discount ...............................................................        (17,274)
 Less allowance for loan losses ..............................................         (1,337)
                                                                                    ---------
  Loans, net .................................................................        145,160
                                                                                    ---------
Accrued interest receivable ..................................................            832
Other assets .................................................................            170
                                                                                    ---------
                                                                                    $ 156,742
                                                                                    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Due to Bank ..................................................................      $     125
Accrued expenses and other liabilities .......................................            299
                                                                                    ---------
  Total liabilities ..........................................................            424
                                                                                    ---------
Stockholders' equity:
 Preferred stock, Series B, 8% cumulative, non-convertible; $.01 par value;
  $1,000 liquidation value per share plus accrued dividends; 1,000 shares
  authorized, issued and outstanding .........................................             --
 Common stock, $.01 par value, 100 shares authorized, issued and outstanding..             --
 Additional paid-in capital ..................................................        155,263
 Retained earnings ...........................................................          1,055
                                                                                    ---------
  Total stockholders' equity .................................................        156,318
                                                                                    ---------
                                                                                    $ 156,742
                                                                                    =========

                See accompanying notes to financial statements.

                    ATLANTIC PREFERRED CAPITAL CORPORATION

                              STATEMENT OF INCOME


       Period from Inception, March 20, 1998, through December 31, 1998


                                                                (in thousands)
Interest income:
 Interest and fees on loans ................................       $13,280
 Interest income on money market account with Bank .........           132
                                                                   -------
  Total interest income ....................................        13,412
Loan servicing and advisory expenses .......................           297
                                                                   -------
  Net income ...............................................        13,115
Preferred stock dividends ..................................            60
                                                                   -------
Earnings available to common shareholder ...................       $13,055
                                                                   =======

                See accompanying notes to financial statements.

                    ATLANTIC PREFERRED CAPITAL CORPORATION

                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


       Period from Inception, March 20, 1998, through December 31, 1998


                                                    Preferred Stock
                                    Common Stock        Series B      Additional                 Total
                                 ----------------- -----------------   Paid-in     Retained   -----------
                                  Shares   Amount   Shares   Amount    Capital     Earnings      Amount
                                 -------- -------- -------- -------- ----------- ------------ -----------
                                                          (Dollars in thousands)
Issuance of common stock .......    100      $--       --      $--    $ 139,740   $      --    $ 139,740
Issuance of preferred stock,
 Series B ......................     --       --    1,000       --        1,000          --        1,000
Capital contribution from
 common stockholder ............     --       --       --       --       14,523          --       14,523
Net income .....................     --       --       --       --           --      13,115       13,115
Cumulative dividend on
 preferred stock, Series B .....     --       --       --       --           --         (60)         (60)
Common stock dividend ..........     --       --       --       --           --     (12,000)     (12,000)
                                    ---      ---    -----      ---    ---------   ---------    ---------
Balance at December 31,
 1998 ..........................    100      $--    1,000      $--    $ 155,263   $   1,055    $ 156,318
                                    ===      ===    =====      ===    =========   =========    =========

                See accompanying notes to financial statements.

                    ATLANTIC PREFERRED CAPITAL CORPORATION

                            STATEMENT OF CASH FLOWS


       Period from Inception, March 20, 1998, through December 31, 1998


                                                                                          (in thousands)
Cash flows from operating activities:
 Net income ..........................................................................      $  13,115
 Adjustments to reconcile net income to net cash provided by operating activities:
  Discount accretion .................................................................         (2,419)
  Other, net .........................................................................           (578)
                                                                                            ---------
   Net cash provided by operating activities .........................................         10,118
                                                                                            ---------
Cash flows from investing activities:
 Loan repayments .....................................................................         34,131
 Purchases of loans ..................................................................        (21,609)
                                                                                            ---------
   Net cash provided by investing activities .........................................         12,522
                                                                                            ---------
Cash flows from financing activities:
 Payment of preferred stock dividend .................................................            (60)
 Payment of common stock dividend ....................................................        (12,000)
                                                                                            ---------
   Net cash used in financing activities .............................................        (12,060)
                                                                                            ---------
Net change in cash and cash equivalents ..............................................         10,580
Cash and cash equivalents at beginning of period .....................................             --
                                                                                            ---------
Cash and cash equivalents at end of period ...........................................      $  10,580
                                                                                            =========
Supplemental information:
 Value of loans transferred by the Company's common stockholder in exchange
  for the issuance of common stock and preferred stock, Series B .....................      $ 140,740
 Capital contribution from common stockholder in form of mortgage loans ..............         14,523

                See accompanying notes to financial statements.

                    ATLANTIC PREFERRED CAPITAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
        Period from Inception, March 20, 1998, through December 31, 1998


1. Summary of Significant Accounting Policies

     Basis of presentation

     Atlantic Preferred Capital Corporation (the "Company") is a Massachusetts corporation organized on March 20, 1998, to acquire and hold real estate assets. CHB Realty Corp., a wholly-owned subsidiary of Atlantic Bank and Trust Company (the "Bank"), a federally insured Massachusetts trust company, owns all of the Company's common stock (as defined below). The Bank is in compliance with its regulatory capital requirements at December 31, 1998.

     On March 31, 1998, the Company was initially capitalized with the issuance to the Bank of 100 shares of the Company's common stock, $.01 par value, and 1,000 shares of Series B preferred stock, $.01 par value, with the Bank transferring to the Company a portfolio of loans at its estimated fair value of $140,740,000. Such loans were recorded in the accompanying balance sheet at the Bank's historical cost, which approximated their estimated fair values.

     Subsequent to the initial capitalization of the Company, the Bank contributed its 100 shares of common stock and 800 shares of preferred stock to CHB Realty Corp.


     Business

     The Company's business is to acquire and hold real estate assets from the Bank. The Bank's primary business lines include the acquisition of commercial real estate loans from private sector sellers and government agencies and the origination of various types of secured commercial loans.


     Use of estimates

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for losses on loans, the allocation of purchase discount between amortizing and non-amortizing portions, and the rate at which discount is accreted into interest income.


     Cash equivalents

     Cash equivalents include cash and money market accounts held at the Bank.


     Loans

     A substantial portion of the loan portfolio is represented by commercial real estate loans in the Northeast and California areas. The ability of the Company's debtors to honor their contracts is dependent upon the real estate and general economic sectors.

     Loans, as reported, have been reduced by discounts on loans purchased, net deferred loan fees and the allowance for loan losses. Interest on loans is recognized using the interest method.

     Interest on loans is not accrued when the collectibility of principal and interest is not probable or estimable. Interest income previously accrued on such loans is reversed against current period interest income and the loan is accounted for using the cost recovery method.

     The Company accounts for Bank purchased loans under the guidance of AICPA Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans, using unique and exclusive static pools. Static pools are established based on the Bank's original acquisition timing. Once a static pool is established, the loans remain in the pool unless restructured on terms consistent with the Bank's loan policy and documentation standards and transferred to the Company's Bank originated loan portfolio.

                    ATLANTIC PREFERRED CAPITAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, Continued


1. Summary of Significant Accounting Policies (Continued)

     At the time of acquisition, the excess of the contractual balance over the amount of reasonably estimable and probable discounted future cash collections is recorded as non-amortizing discount. The non-amortizing discount is not accreted into income until it is determined that the amount and timing of the collections are reasonably estimable and collection is probable. The remaining discount, which represents the excess of the amount of reasonably estimable and probable discounted future cash collections over the acquisition amount is accreted into interest income using a method which approximates the interest method and is not accreted on non-accrual loans. If cash flows cannot be reasonably estimated and collection is not probable, the cost recovery method of accounting is used, whereby any amounts received are applied against the recorded amount of the loan.

     Subsequent to acquisition, if cash flow projections improve, and it is determined that the amount and timing of the collections are reasonably estimable and collection is probable, the corresponding decrease in the non-amortizing discount is transferred to the amortizing portion and is accreted into interest income over the estimated remaining lives of the loans on a method which approximates the interest method. Under the Company's loan rating system, each loan is evaluated for impairment and, where necessary, a portion of the respective loan pool's non-amortizing discount is allocated to the loan and, if none is available, an allowance is established through a provision for loan losses. In addition, if this evaluation reveals that cash flows cannot be estimated or the collection of the loan is not otherwise probable, the loan is accounted for on the cost recovery method. Loans accounted for on the cost recovery method, in general, consist of non-accrual loans.

     Effective January 1, 1999, the Bank and the Company will change, on a prospective basis, their method of accounting for purchased loan discounts and the related recognition of discount loan income and provisions for loan losses. Such accounting change will account for discount loan income and loan loss provisions on an individual loan basis, rather than as currently recognized in the aggregate on a static purchased pool basis and will be accounted for as a "change in estimate" in accordance with Accounting Principles Board Opinion No.
20. Accounting for loans on an individual basis rather than a pool basis will allow the Company to selectively purchase qualified individual loans from the Bank, rather than purchasing entire pools which may contain individual loans undesirable for a REIT. Management does not anticipate any material impact on stockholders' equity on the effective date of the accounting change. However, subsequent earnings will be affected by changes in individual loans rather than by changes in the aggregate amount of estimated collections on purchased loan pools. Over the lives of the respective loans, management does not anticipate that there will be any material differences in the reported amounts of related discount loan income and loan loss provisions, net.

     Net deferred loan fees are amortized as an adjustment of the related loan yields using a method which approximates the interest method.


     Allowance for loan losses

     The balance of the allowance for loan losses was transferred from the Bank at the time of the initial transfer of loans to the Company. In the normal course of business, the allowance for loan losses will be adjusted through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the loan balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance.

     The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

                    ATLANTIC PREFERRED CAPITAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, Continued


1. Summary of Significant Accounting Policies (Continued)

     A loan purchased by the Bank is considered impaired when, based on current information and events, it is determined that estimated cash flows are less than the cash flows estimated at the date of purchase. A loan originated by the Bank is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due or originally anticipated. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Loan impairment is measured on a loan-by-loan basis by comparing the Company's recorded investment in the loan to the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. In the case of the Bank's purchased loan portfolio, the recorded investment represents the Bank's purchase price net of any related non-amortizing discounts. Substantially all of the Company's loans which have been identified as impaired have been measured by the fair value of existing collateral.

     See discussion on change in accounting for purchased loans included in the preceding section, Loans.

     Income taxes

     The Company will elect, for Federal income tax purposes, to be treated as a Real Estate Investment Trust ("REIT") and intends to comply with the provisions of the Internal Revenue Code of 1986, as amended (the "IRC"). Accordingly, the Company will not be subject to corporate income taxes to the extent it distributes at least 100% of its REIT taxable income to stockholders and as long as certain assets, income, distribution and stock ownership tests are met in accordance with the IRC. Because management of the Company believes it will qualify as a REIT for federal income tax purposes, no provision for income taxes is included in the accompanying financial statements.

                    ATLANTIC PREFERRED CAPITAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, Continued


2. Loans, Net

     A summary of the balances of loans at December 31, 1998 follows:


                                                           (In thousands)
                                                          ---------------
Bank purchased loan portfolio:
 Mortgage loans on real estate:
   Commercial real estate .............................      $  70,578
   One to four family .................................          8,530
   Multifamily ........................................         47,964
   Land ...............................................            886
                                                             ---------
     Total ............................................        127,958
   Secured commercial .................................            251
   Other ..............................................            250
                                                             ---------
     Total Bank purchased loan portfolio ..............        128,459
   Less discount:
    Non-amortizing portion ............................        (10,737)
    Amortizing portion ................................         (6,537)
                                                             ---------
     Total Bank purchased loan portfolio, net .........        111,185
                                                             ---------
Bank originated loans:
 Mortgage loans on real estate:
   Commercial real estate .............................         29,117
   One to four family .................................          3,809
   Multifamily ........................................          1,890
   Land ...............................................            572
                                                             ---------
     Total Bank originated loans ......................         35,388
Less:
 Allowance for loan losses ............................         (1,337)
 Net deferred loan fees ...............................            (76)
                                                             ---------
    Total Bank originated loans, net ..................         33,975
                                                             ---------
    Total loans, net ..................................      $ 145,160
                                                             =========

                    ATLANTIC PREFERRED CAPITAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, Continued


Loans, Net (continued)

     An analysis of the allowance for loan losses for the period ended December 31, 1998 follows:


                                                        (In thousands)
                                                       ---------------
Balance at inception, March 20, 1998 ...............        $    -
Transfer from Bank with loans transferred ..........         1,337
                                                            ------
Balance at end of period ...........................        $1,337
                                                            ======

     At December 31, 1998, impaired Bank purchased loans, net of non-amortizing discount amounted to $4,579,000. These loans are accounted for in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan."

     No additional funds are committed to be advanced in connection with impaired loans.

     For the period ended December 31, 1998, the average recorded investment in impaired loans amounted to $1,871,000. The Company recognized $64,000 of interest income on impaired loans, during the period that they were impaired, primarily on the cash basis.

     Non-accrual loans totaled $3,868,000 at December 31, 1998, for which no non-amortizing discount was allocated. Interest not accrued on such loans amounted to $272,000 at December 31, 1998. Non-accrual loans are accounted for using the cost recovery method in accordance with AICPA Practice Bulletin 6.

3. Preferred Stock

     On March 31, 1998, the Company issued 1,000 shares of its 8% Cumulative Non-convertible Preferred Stock to the Bank. Subsequently, the Bank contributed 800 of its shares to CHB Realty Corp. Holders of the preferred stock are entitled to receive, if declared by the Board of Directors of the Company, dividends at a rate of 8% of the average daily outstanding liquidation amount, as defined. Dividends accumulate at the completion of each completed period, as defined, and payment dates are determined by the Board of Directors. The preferred stock may be redeemed by the Company for its outstanding liquidation amount plus accrued dividends upon the occurrence of certain events.

     The preferred stock has a liquidation amount of $1,000 per share. In the event of a voluntary or involuntary dissolution or liquidation of the Company, preferred stockholders are entitled to the total liquidation amount, as defined, plus any accrued and accumulated dividends.

4. Related Party Transactions

     The Bank performs advisory services and services the loans owned by the Company. The servicing and advisory fee rate is .25% per annum of the outstanding principal balance of the loans. Servicing and advisory fees for the period from inception through December 31, 1998 totaled $297,000 and are included in accrued expenses and other liabilities.

     During the period ended December 31, 1998, in addition to the loans transferred to the Company by the Bank on March 31, 1998 (see Note 1), the Company also purchased loans with a carrying value of $21,681,000 from the Bank and the Bank contributed loans with a carrying value of $14,523,000 to the Company. The carrying value of these loans approximated their fair values at the date of purchase or contribution.

5. Subsequent Event

     On February 12, 1999, the Company completed the sale of 1,416,130 shares of Non-cumulative Exchangeable Preferred Stock, Series A, with a dividend rate of 9.75% and a liquidation preference of $10 per share, which raised gross proceeds of approximately $13.6 million.

     Series A preferred stock is exchangeable for preferred shares of the Bank if the Federal Deposit Insurance Corporation (FDIC) so directs, when or if the Bank becomes or may in the near term become

                    ATLANTIC PREFERRED CAPITAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, Concluded


Subsequent Event (concluded)

undercapitalized or the Bank is placed into conservatorship or receivership. Series A preferred stock is redeemable at the option of the Company on or after February 1, 2004, with the prior consent of the FDIC.

6. Fair Value of Financial Instruments

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of estimated fair values of all financial instruments where it is practicable to estimate such values. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

     The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

          Cash and cash equivalents: The carrying amounts of cash and money market accounts approximate fair value.

          Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values of other loans are estimated using discounted cash flow analyses, with interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values of non-performing loans are estimated primarily by using underlying collateral values.

          Accrued interest receivable: The carrying amount of accrued interest receivable approximates fair value.

          Financial liabilities: The carrying amounts of financial liabilities approximate fair value.

     The estimated fair values, and related carrying amounts, of the Company's financial instruments at December 31, 1998 are as follows:


                                                                   Carrying       Fair
                                                                    Amount        Value
                                                                  ----------   ----------
                                                                      (In thousands)
   Financial assets:
      Cash and cash equivalents ...............................   $10,580      $10,580
      Loans, net ..............................................   145,160      151,716
      Accrued interest receivable .............................       832          832

   Financial liabilities:
      Loan servicing and advisory fee payable to Bank .........       297          297
      Due to Bank .............................................       125          125

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable


                                   PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Officers
     The following table sets forth certain information about the directors and officers of Atlantic Preferred Capital.


         Name            Age      Position(s) Held
---------------------   -----   --------------------
Richard Wayne            46     President, Director
John L. Champion         50     Treasurer, Director
Bradley M. Shron         41     Clerk
Nicholas W. Lazares      47     Director

     The principal occupation for the last five years of each director and officer of Atlantic Preferred Capital is set forth below.

     Richard Wayne. Mr. Wayne has been the President and a Director of Atlantic Preferred Capital since March 1998. Mr. Wayne is President and Co-Chief Executive Officer of Atlantic Bank. Since 1991, Mr. Wayne has been the President of Atlantic Bank. From March, 1980 to December 31, 1994, Mr. Wayne, or a professional corporation of which he was the principal, was a partner in the law firm of Wayne, Lazares and Chappell in Boston, Massachusetts.

     John L. Champion. Mr. Champion has been the Treasurer and a Director of Atlantic Preferred Capital since March 1998. Mr. Champion joined Atlantic Bank in March, 1993 and is the Chief Financial Officer, the Treasurer and Executive Vice President of Atlantic Bank.

     Bradley M. Shron. Mr. Shron has been Clerk of Atlantic Preferred Capital since March 1998. Mr. Shron has served as a Senior Vice President, Legal Counsel and Assistant Clerk of Atlantic Bank since January 1997, General Counsel since January 1998 and Clerk since April 1998. Mr. Shron joined Atlantic Bank as a Vice President and Legal Counsel in April 1996. Prior to joining Atlantic Bank, Mr. Shron was a partner at the Boston law firm of Riemer and Braunstein from 1986 to 1996.

     Nicholas W. Lazares. Mr. Lazares has been a Director of Atlantic Preferred Capital since March 1998. Mr. Lazares is Chairman of the Board of Directors and Co-Chief Executive Officer of Atlantic Bank. Since 1991, Mr. Lazares has been Chairman of the Board of Directors of Atlantic Bank. From March, 1980 to December 31, 1994, Mr. Lazares, or a professional corporation of which he was the principal, was a partner in the law firm of Wayne, Lazares and Chappell in Boston, Massachusetts.

Independent Directors
     The terms of the Series A preferred shares require that, so long as any Series A preferred shares are outstanding, certain actions by Atlantic Preferred Capital be approved by a majority of its independent directors. Atlantic Preferred Capital intends to elect two independent directors by May 1, 1999.

Audit Committee
     By May 1, 1999, Atlantic Preferred Capital will establish an audit committee which will, among other things:

     (1)  review the engagement and independence of its auditors;

     (2) review the adequacy of Atlantic Preferred Capital's internal accounting controls; and

     (3)  review transactions between Atlantic Preferred Capital and Atlantic
          Bank.


Item 11. Executive Compensation

     Atlantic Preferred Capital intends to pay the independent directors fees for their services as directors. Atlantic Preferred Capital will not pay any compensation to its officers or employees or to directors who are not independent directors.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of March 15, 1999, the number and percentage of outstanding shares of common stock and Series A preferred shares beneficially owned by (i) all persons known by Atlantic Preferred Capital to own more than five percent of such shares; (ii) each director of Atlantic Preferred Capital; (iii) each executive officer of Atlantic Preferred Capital; and (iv) all executive officers and directors of Atlantic Preferred Capital as a group. The persons or entities named in the table have sole voting and sole investment power with respect to each of the shares beneficially owned by such person or entity. The calculations were based on a total of 100 shares of common stock and 1,416,130 Series A preferred shares and 1,000 Series B preferred shares outstanding as of March 15, 1999.


  Name and Address of Beneficial Owner(1)          Amount of Shares (Class)         Outstanding Shares
-------------------------------------------   ----------------------------------   -------------------
Atlantic Bank and Trust Company               100 shares of common stock(2)                100.0%
                                              900 Series B preferred shares(3)              90.0
John L. Champion(4)(5)                        2 Series B preferred shares(6)                   *
Nicholas W. Lazares(5)                        2 Series B preferred shares(6)                   *
Bradley M. Shron(4)                           2 Series B preferred shares(6)                   *
Richard Wayne(4)(5)                           2 Series B preferred shares(6)                   *
Others(7)                                     92 Series B preferred shares                   9.2
All executive officers and directors as a     8 Series B Preferred Shares                      *
Group (4 persons)

----------------

(1) The address of each beneficial owner is c/o Atlantic Preferred Capital Corporation, 101 Summer Street, Boston, Massachusetts 02110.

(2) Shares held of record by CHB Realty Corp., a wholly-owned subsidiary of Atlantic Bank.

(3) Includes 800 shares held of record by CHB Realty Corp, a wholly-owned subsidiary of Atlantic Bank.

(4)  Executive officer of Atlantic Preferred Capital.

(5)  Director of Atlantic Preferred Capital.

(6) Includes 1 share held of record by such executive officer/director's spouse.

(7)  Certain employees, executive officers and directors of Atlantic Bank.

*    Less than 1%.


Item 13. Certain Relationships and Related Transactions

Servicing Agreement
     The mortgage assets are serviced by Atlantic Bank pursuant to the terms of the master service agreement. Atlantic Bank in its role as servicer under the terms of the master service agreement receives a fee equal to 0.20% per annum, payable monthly, on the gross outstanding principal balances of loans serviced. For the period from inception through December 31, 1998, Atlantic Preferred Capital incurred $238,000 in servicing fees payable to Atlantic Bank.


     The master service agreement requires Atlantic Bank to service the loan portfolio in a manner substantially the same as for similar work performed by Atlantic Bank for transactions on its own behalf. Atlantic Bank collects and remits principal and interest payments, maintains perfected collateral positions, submits and pursues insurance claims and initiates and supervises foreclosure proceedings on the loan portfolio it services. Atlantic Bank also provides accounting and reporting services required by Atlantic Preferred Capital for such loans. Atlantic Bank may also be directed by Atlantic Preferred Capital, at any time during the servicing process, to dispose of any loans which become classified, placed in a nonaccrual status, or are renegotiated due to the financial deterioration of the borrower.

     Atlantic Bank is required to pay all expenses related to the performance of its duties under the master service agreement. Under the master mortgage loan purchase agreement, Atlantic Bank is required to repurchase, at the request of Atlantic Preferred Capital, any mortgage loan it sold to Atlantic Preferred Capital in the event any such representation or warranty is untrue. The repurchase price for any such mortgage loan is the outstanding net carrying value thereof plus accrued and unpaid interest thereon at the date of repurchase. Atlantic Bank may institute foreclosure proceedings, exercise any power of sale contained in any mortgage or deed of trust, obtain a deed in lieu of foreclosure or otherwise acquire title to a mortgaged property underlying a mortgage loan by operation of law or otherwise in accordance with the terms of the master service agreement.

     The master service agreement may be terminated at any time by written agreement between the parties or at any time by either party upon 30 days prior written notice to the other party and appointment of a successor servicer. The master service agreement will automatically terminate if Atlantic Preferred Capital ceases to be an affiliate of Atlantic Bank.

     Atlantic Bank remits daily to Atlantic Preferred Capital all principal and interest collected on loans serviced by Atlantic Bank for Atlantic Preferred Capital.

     When any mortgaged property underlying a mortgage loan is conveyed by a mortgagor, Atlantic Bank generally, upon notice thereof, will enforce any due-on-sale clause contained in the mortgage loan, to the extent permitted under applicable law and governmental regulations. The terms of a particular mortgage loan or applicable law, however, may provide that Atlantic Bank is prohibited from exercising the due-on-sale clause under certain circumstances related to the security underlying the mortgage loan and the buyer's ability to fulfill the obligations under the related mortgage note.


Advisory Agreement
     Atlantic Preferred Capital has entered into the advisory agreement with Atlantic Bank to administer the day-to-day operations of Atlantic Preferred Capital. For the period from inception through December 31, 1998, Atlantic Preferred Capital incurred $59,000 in servicing fees payable to Atlantic Bank. As advisor, Atlantic Bank is responsible for:

     (1) monitoring the credit quality of the loan portfolio held by Atlantic Preferred Capital,

     (2) advising Atlantic Preferred Capital with respect to the acquisition, management, financing and disposition of its loans and other assets and

     (3) maintaining the corporate and shareholder records of Atlantic Preferred Capital.

     Atlantic Bank may, from time to time, subcontract all or a portion of its obligations under the advisory agreement to one or more of its affiliates involved in the business of managing mortgage assets or, with the approval of a majority of the Board of Directors as well as a majority of the independent directors, subcontract all or a portion of its obligations under the advisory agreement to unrelated third parties. Atlantic Bank will not, in connection with the subcontracting of any of its obligations under the advisory agreement, be discharged or relieved in any respect from its obligations under the advisory agreement. Atlantic Bank will be paid a monthly advisory fee equal to 0.05% per annum of the average gross outstanding balance of Atlantic Preferred Capital's loans for the immediately preceding month, plus reimbursement for certain expenses of Atlantic Preferred Capital incurred by Atlantic Bank as advisor.

     The advisory agreement has an initial term of five years, and will be renewed automatically for additional one-year periods unless notice of nonrenewal is delivered to Atlantic Bank by Atlantic Preferred Capital. After the initial five year term, the advisory agreement may be terminated by Atlantic Preferred Capital at any time upon 90 days' prior notice. As long as any Series A preferred shares remain outstanding, any decision by Atlantic Preferred Capital either not to renew the advisory agreement or to terminate the advisory agreement must be approved by a majority of the Board of Directors, as well as by a majority of the independent directors. Other than the servicing fee and the advisory fee, Atlantic Bank will not be entitled to any fee for providing advisory and management services to Atlantic Preferred Capital.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

     (a) Contents:

     (1) Financial Statements: All Financial Statements are included as Part II, Item 8 of this Report.

     (2) All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.

     (b) Reports on Form 8-K: None filed during the period covered by this report.

     (c) Exhibits:


 Exhibit No.                                      Description
-------------   ------------------------------------------------------------------------------
     *3.1       Restated Articles or Organization of Atlantic Preferred Capital
     *3.2       Amended and Restated By-laws of Atlantic Preferred Capital
      4.1       Specimen of certificate representing Series A preferred shares(1)
     10.1       Master Mortgage Loan Purchase Agreement between Atlantic Preferred Capital and Atlantic Bank(1).
     10.2       Master Service Agreement between Atlantic Preferred Capital and Atlantic
                Bank(1).
     10.3       Advisory Agreement between Atlantic Preferred Capital and Atlantic Bank (1).
     10.4       Form of Letter Agreement between Atlantic Preferred Capital and Atlantic Bank regarding issuance of certain securities (1).
    *27.1       Financial Data Schedule

------------
* Filed herewith.

(1) Incorporated by reference to Atlantic Preferred Capital's registration statement on Form S-11 No. 333-66677), filed November 4, 1998, as amended)

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ATLANTIC PREFERRED CAPITAL CORPORATION



Date: March 30, 1999                    By: /s/ RICHARD WAYNE
                                            ------------------------------------
                                            Richard Wayne
                                            President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dated indicated.



         Signature                           Title
---------------------------   -----------------------------------

     /s/ RICHARD WAYNE        President and Director (Principal
-------------------------     Executive Officer)
     (Richard Wayne)


   /s/ JOHN L. CHAMPION       Treasurer and Director (Principal
-------------------------     Financial Officer and Principal
    (John L. Champion)        Accounting Officer)


 /s/ NICHOLAS W. LAZARES      Director
-------------------------
  (Nicholas W. Lazares)