Form 10-Q
period 1999-03-31
ATLANTIC PREFERRED CAPITAL CORP
filed 1999-05-14
CIK 1072806

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    For the Quarterly Period Ended March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's sole class of common stock was 100 shares, $.01 par value per share, as of May 10, 1999. No common stock was held by non-affiliates of the registrant.

                     ATLANTIC PREFERRED CAPITAL CORPORATION
                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                                         Page
Item 1.  Financial Statements:

a)   Balance Sheets at March 31, 1999 and December 31, 1998                                1

b)   Statement of Income for the Three Months Ended March 31, 1999                         2

c)   Statements of Changes in Stockholders' Equity for the Three Months Ended
     March 31, 1999 and the Period from Inception through March 31, 1998                   3

d)   Statements of Cash Flows for the Three Months Ended March 31, 1999
     and the Period from Inception (March 20, 1998) through March 31, 1998                 4

e)   Notes to Financial Statements                                                         5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                               6

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                       11



                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                12

Item 2.  Changes in Securities and Use of Proceeds                                        12

Item 3.  Defaults Upon Senior Securities                                                  12

Item 4.  Submission of Matters to a Vote of Security Holders                              12

Item 5.  Other Information                                                                13

Item 6.  Exhibits and Reports on Form 8-K                                                 13

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                                   ATLANTIC PREFERRED CAPITAL CORPORATION
                                               BALANCE SHEETS
                                     (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        MARCH 31,             DECEMBER 31,
                                                                          1999                    1998
                                                                     ---------------        ---------------
                                                                       (UNAUDITED)
                               ASSETS

Cash account with Atlantic Bank                                       $            -                $    146
Money market account with Atlantic Bank                                       23,992                  10,434
                                                                      ---------------          --------------
          Total cash and cash equivalents                                     23,992                  10,580
                                                                      ---------------          --------------

Loans                                                                        166,325                 163,771
     Less discount                                                           (16,123)                (17,274)
     Less allowance for loan losses                                           (2,516)                 (1,337)
                                                                      ---------------          --------------
          Loans, net                                                         147,686                 145,160
                                                                      ---------------          --------------

Accrued interest receivable                                                      892                     832
Due from Atlantic Bank                                                         1,082                       -
Other assets                                                                     874                     170
                                                                      ---------------          --------------
                                                                            $174,526               $ 156,742
                                                                      ===============          ==============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Due to Atlantic Bank                                                  $            -               $     125
Accrued expenses and other liabilities                                         1,467                     299
                                                                      ---------------          --------------
          Total liabilities                                                    1,467                     424
                                                                      ---------------          --------------
Stockholders' equity:
Preferred stock, Series A, 9 3/4% non-cumulative, exchangeable;
   $.01 par value; $10 liquidation value per share; 1,449,000 shares authorized, 1,416,130 shares issued and outstanding at
   March 31, 1999; none issued, authorized and outstanding at
   December 31, 1998                                                              14                       -
Preferred stock, Series B, 8% cumulative, non convertible; $.01 par value; $1,000 liquidation value per share plus accrued
   dividends; 1,000 shares authorized, issued and outstanding                      -                       -
Common stock, $.01 par value, 100 shares authorized, issued
   and outstanding                                                                 -                       -
Additional paid-in capital                                                   167,944                 155,263
Retained earnings                                                              5,101                   1,055
                                                                      ---------------          --------------
          Total stockholders' equity                                         173,059                 156,318
                                                                      ---------------          --------------
                                                                       $     174,526               $ 156,742
                                                                      ===============          ==============

                     See accompanying notes to financial statements.

                        ATLANTIC PREFERRED CAPITAL CORPORATION
                                  STATEMENT OF INCOME
                                      (UNAUDITED)

                                                                    THREE
                                                                 MONTHS ENDED
                                                                   MARCH 31,
                                                                     1999
                                                                --------------
                                                                (IN THOUSANDS)
Interest income:
  Interest and fees on loans                                    $       3,872
  Interest on money market account with Atlantic Bank                     198
                                                                --------------
         Total interest income                                          4,070
                                                                --------------

Gain on sale of other real estate owned                                   351
                                                                --------------

General and administrative expenses:
     Loan servicing and advisory services                                  98
     Other general and administrative                                      35
                                                                --------------
          Total general and administrative expenses                       133
                                                                --------------

          Net income                                                    4,288
Preferred stock dividends                                                 242
                                                                --------------

Earnings available to common shareholder                        $       4,046
                                                                ==============

                 See accompanying notes to financial statements.

                      ATLANTIC PREFERRED CAPITAL CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                         THREE MONTHS ENDED MARCH 31, 1999

                                                           Preferred Stock   Preferred Stock
                                          Common Stock         Series A         Series B       Additional
                                         ----------------  ----------------- ----------------    Paid-in    Retained    Total
                                          Shares   Amount   Shares   Amount   Shares   Amount     Capital   Earnings   Amount
                                         -------- -------  -------- -------- -------  ------- ------------- --------- ----------
                                                                         (Dollars in thousands)
Balance at December 31, 1998                 100    $  -         -    $   -   1,000    $   -      $155,263   $ 1,055   $156,318
Issuance of preferred stock, Series A          -       -   1,416,130     14       -        -        12,681         -     12,695
Net income                                     -       -         -        -       -        -             -     4,288      4,288
Cumulative dividend on preferred stock,        -       -         -        -       -        -             -     (222)      (222)
Series A
Cumulative dividend on preferred stock,        -       -         -        -       -        -             -      (20)       (20)
Series B
                                         ======== =======  ======== ======== =======  ======= ============= ========= ==========
Balance at March  31, 1999                   100    $  -   1,416,130  $  14   1,000    $   -      $167,944   $ 5,101   $173,059
                                         ======== =======  ======== ======== =======  ======= ============= ========= ==========



          PERIOD FROM INCEPTION, MARCH 20, 1998, THROUGH MARCH 31, 1998



                                                           Preferred Stock   Preferred Stock
                                          Common Stock         Series A         Series B       Additional
                                         ----------------  ----------------- ----------------    Paid-in    Retained    Total
                                          Shares   Amount   Shares   Amount   Shares   Amount     Capital   Earnings   Amount
                                         -------- -------  -------- -------- -------  ------- ------------- --------- ----------
                                                                         (Dollars in thousands)
Issuance of common stock                     100   $   -         -    $   -       -    $   -      $      -     $   -    $      -
Issuance of preferred stock, Series B          -       -         -        -    1,000       -         1,000         -       1,000
Capital contribution from common               -       -         -        -       -        -       139,740         -     139,740
stockholder
                                         ======== =======  ======== ======== =======  ======= ============= ========= ==========
Balance at March  31, 1998                   100   $   -         -    $    -   1,000   $   -      $140,740     $    -   $140,740
                                         ======== =======  ======== ======== =======  ======= ============= ========= ==========



                  See accompanying notes to financial statements.

                         ATLANTIC PREFERRED CAPITAL CORPORATION
                                STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                                                                              PERIOD FROM
                                                                                               THREE           INCEPTION
                                                                                               MONTHS           THROUGH
                                                                                            ENDED MARCH         MARCH 31,
                                                                                              31, 1999            1998
                                                                                            -------------    ---------------
                                                                                                    (in thousands)
Cash flows from operating activities:
     Net income                                                                                  $ 4,288           $       -
     Adjustments to reconcile net income to net cash provided by operating activities:
       Discount accretion                                                                            (437)                  -
       Net gain on sale and disposition of other real
         estate owned                                                                                (351)                 -
       Other, net                                                                                    (938)                 -
                                                                                            --------------   ---------------
          Net cash provided by operating activities                                                 2,562                  -
                                                                                            --------------   ---------------
Cash flows from investing activities:
     Loan repayments                                                                               13,195                  -
     Purchases of loans                                                                           (16,359)                 -
     Sales of other real estate owned                                                               1,426                  -
                                                                                            --------------   ---------------
          Net cash used by investing activities                                                    (1,738)                 -
                                                                                            --------------   ---------------
Cash flows from financing activities:
     Proceeds from issuance of preferred stock, Series A                                           12,695                  -
     Payment of preferred stock dividend, Series A                                                   (107)                 -
                                                                                            --------------   ---------------
          Net cash used in financing activities                                                    12,588                  -
                                                                                            --------------   ---------------
Net change in cash and cash equivalents                                                            13,412                  -
Cash and cash equivalents at beginning of period                                                   10,580                  -
                                                                                            --------------   ---------------
Cash and cash equivalents at end of period                                                       $ 23,992          $       -
                                                                                            ==============   ===============

Supplemental information:
     Value of loans transferred by the Company's common stockholder in exchange
       for the issuance of common stock and preferred stock, Series B                            $      -          $ 140,740
     Dividends declared, not paid on preferred stock, Series A                                        115                 -
     Dividends declared, not paid on preferred stock, Series B                                         20                 -

                  See accompanying notes to financial statements.

                     ATLANTIC PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 1999

Note 1.  BASIS OF PRESENTATION

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

The financial information as of March 31, 1999 and the results of operations, changes in stockholders' equity and cash flows for the periods ended March 31, 1999 and 1998 are unaudited; however, in the opinion of management, the consolidated financial information reflects all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation in accordance with generally accepted accounting principles. Interim results are not necessarily indicative of results to be expected for the entire year.

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for losses on loans, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the allocation of purchase discount between amortizing and non-amortizing portions, and the amortization of discount on loans.

Note 2.  PREFERRED STOCK

On February 1, 1999, Atlantic Preferred Capital closed its initial pubic offering ("IPO") of 1,260,000 Series A preferred shares. On February 12, 1999, Atlantic Preferred Capital sold an additional 156,130 Series A preferred shares in connection with the underwriters' exercise of their overallotment option. The IPO was made pursuant to (i) a Registration Statement on From S-11, originally filed with the Securities and Exchange Commission on November 2, 1998, as amended (Commission File No. 333-66677), which was declared effective on January 27, 1999. The IPO commenced on January 28, 1999 and terminated shortly thereafter upon the sale into the public market of all of the registered Series A preferred shares.

The Series A preferred shares form a series of the preferred stock of Atlantic Preferred Capital. The Series A preferred shares are validly issued, fully paid and nonassessable. The holders of the Series A preferred shares have no preemptive rights with respect to any shares of the capital stock of Atlantic Preferred Capital. The Series A preferred shares are not subject to any sinking fund or other obligation of Atlantic Preferred Capital for their repurchase or retirement. The Series A preferred shares are not convertible into any other securities of Atlantic Preferred Capital. The Series A preferred shares will be exchanged on a ten-for-one basis for preferred shares of Atlantic Bank if directed by the FDIC under certain circumstances. The Series A preferred shares rank senior to Atlantic Preferred Capital's common stock and Series B preferred stock, as to dividends and in liquidation.

Holders of Series A preferred shares are entitled to receive, if, when and as declared by the Board of Directors of Atlantic Preferred Capital out of assets of Atlantic Preferred Capital legally available therefor, monthly cash dividends at the rate of 9 3/4% per annum of the liquidation preference (equivalent to $0.975 per share per annum). If declared, dividends on the Series A preferred shares for each monthly period are payable on the fifteenth day of the following month, at such annual rate, to holders of record on the last business day of the monthly dividend period. Monthly dividend periods commence on the first day of each month. The amount of dividends, if declared, payable for the initial period or any period shorter than a full dividend period is computed on the basis of 30-day months, a 360-day year and the actual number of days elapsed in the period. Dividends in each period accrue from the first day of such period, whether or not declared or paid for the prior monthly period. During the three months ended March 31, 1999, Atlantic Preferred Capital's Board of Directors declared dividends in the aggregate of $222,000 on Series A preferred shares.

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

The holders of Series B preferred shares are entitled to receive annual dividends equal to eight percent (8%) of the liquidation preference of the Series B preferred shares. Dividends on Series B preferred shares are cumulative, and all accumulated and unpaid dividends are paid before any dividends are paid on the common stock. During the three months ended March 31, 1999, dividends of approximately $20,000 had accrued on Series B preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made or incorporated in this Quarterly Report on Form 10-Q include a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements containing the words "anticipates," "believes," "expects," "intends," "future" and words of similar import which express management's belief, expectations or intentions regarding the future performance of Atlantic Preferred Capital. Atlantic Preferred Capital's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such differences are discussed in this Form 10-Q, Atlantic Preferred Capital's Annual Report on Form 10-K, and Atlantic Preferred Capital's Final Prospectus as filed with the Securities and Exchange Commission on January 27, 1999, and include, without limitation: (i) the possible exchange of the Series A preferred shares for preferred shares of Atlantic Bank at the direction of the FDIC if Atlantic Bank becomes or may in the near term become undercapitalized or is placed in conservatorship or receivership; (ii) risks associated with mortgage loans generally, and particularly the geographic concentration of Atlantic Preferred Capital's loan portfolio at March 31, 1999 in the Northeast and California; and (iii) the failure by Atlantic Preferred Capital to maintain its status as a REIT for federal income tax purposes.

RESULTS OF OPERATIONS

Atlantic Preferred Capital reported total interest income of $4.1 million for the three months ended March 31, 1999. Interest income from loans was $3.9 million representing a total average yield of 11.35% for the same period. After the inclusion of $198,000 in money market account interest, $351,000 realized on the gain on sale of OREO, the deduction of $98,000 in service and advisory fees, $35,000 in general and administrative costs, and $242,000 in preferred stock dividends, Atlantic Preferred Capital reported net income available to the common stockholder of $4.0 million for the three months ended March 31, 1999.

The average balance and yield on Atlantic Preferred Capital's loan portfolio is summarized as follows:


                                      THREE MONTHS ENDED
                                         MARCH 31, 1999
                       --------------------------------------------------
                            AVERAGE
                            BALANCE          INTEREST          YIELD
                       ------------------  --------------  --------------
                                    (dollars in thousands)

        Loans, net          $138,377          $3,872          11.35%


Atlantic Preferred Capital intends to pay dividends on its preferred and common stock in amounts necessary to continue to preserve its status as a REIT under the Internal Revenue Code.

LOAN PORTFOLIO

For the three months ended March 31, 1999, Atlantic Preferred Capital has acquired loans, either through transfer or purchase from Atlantic Bank, having gross outstanding principal balances at the time of acquisition of $17.1 million.

The following table sets forth information regarding the composition of the loan portfolio:


                                                       MARCH 31,          DECEMBER 31,
                                                         1999                 1998
                                                     --------------      ---------------
                                                              (in thousands)
Mortgage loans on real estate:
      Commercial                                        $   101,775        $      99,695
      One to four family                                     11,917               12,339
      Multifamily                                            50,296               49,854
      Land                                                    1,686                1,458
                                                   -----------------  ------------------
      Total                                                 165,674              163,346
                                                   -----------------  ------------------
Secured commercial                                              246                  251
Other                                                           450                  250
                                                   -----------------  ------------------
      Total loan portfolio                                  166,370              163,847
                                                   -----------------  ------------------
Less discount:
      Non-amortizing discount (1)                            (8,676)             (10,737)
      Amortizing discount                                    (7,447)              (6,537)
      Net deferred loan income                                  (45)                 (76)
      Allowance for loan losses                              (2,516)              (1,337)
                                                   -----------------  ------------------
      Loans, net                                        $   147,686        $     145,160
                                                   =================  ==================

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

There were $3.4 million and $3.9 million of mortgage loans on non-accrual status at March 31, 1999 and December 31, 1998, respectively. Loans are generally placed on non-accrual status and interest is not accrued when the collectibility of principal and interest is not probable or estimable. Unpaid interest income previously accrued on such loans is reversed against current period interest income and the loan is accounted for using the cost recovery method, whereby any amounts received are applied against the recorded amount of the loan. A loan is returned to accrual status when it becomes evident that all principal and interest is collectible.

ALLOWANCE FOR LOAN LOSSES AND DISCOUNT

In the normal course of business, the allowance for loan losses will be adjusted through a provision for loan losses charged to earnings and will be maintained at a level considered adequate to provide for estimated loan losses.

Quarterly reviews of the loan portfolio are performed to identify loans for which specific allowances allowance allocations are considered prudent. Specific allocations include the results of measuring impaired loans under SFAS No. 114. General risk allocations are determined by formula whereby the loan portfolio is stratified by loan type and by risk rating category. Loss factors are then applied to each strata based on various considerations including historical loss experience, delinquency trends, current economic conditions, industry standards and regulatory guidelines. Any remaining unallocated portion is reviewed for adequacy in relation to the overall loan portfolio and in recognition of estimates inherent in the calculation methodology.

Effective January 1, 1999, Atlantic Preferred Capital changed, on a prospective basis, its method of accounting for purchased loan discounts and the related recognition of discount loan income and provisions for loan losses. Such accounting change accounts for discount loan income and loan loss provisions on an individual loan basis, rather than as previously recognized in the aggregate on a static purchased pool basis and was accounted for as a "change in estimate" in accordance with Accounting Principles Board Opinion

No. 20. There was no impact on stockholders' equity on the effective date of the accounting change. However, the timing of subsequent earnings will be affected by changes in the amount of estimated collections on individual loans rather than by changes in the aggregate amount of estimated collections on purchased loan pools. Over the lives of the respective loans, management does not anticipate that there will be any material impact on net income as a result of this change.

In addition, during the first quarter of 1999, Atlantic Preferred transferred $860,000 from non-amortizing discount to the allowance for loan losses. However, effective January 1, 1999, on a prospective basis, individual loan balances are reported net of non-amortizing and amortizing discounts, if any. Under pool accounting such discounts were available for allocation to all loans purchased as part of a pool; under loan-by-loan accounting all available discount is allocated to individual loans. Accordingly, in connection with the accounting change, the transfer of $860,000 of non-amortizing discount to the allowance for loan losses represented general reserve allocations on outstanding purchased loan balances. As a result, this transfer resulted in the ratio of the allowance for loan losses to net loans increasing from 0.91% at December 31, 1998 to 1.68% at March 31, 1999, with a corresponding decrease in the ratio of non-amortizing discount to net loans. Accordingly, the transfer has no effect on the amount of total loans, net.

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

An analysis of the allowance for loan losses follows:

                                                             Three Months
                                                                  Ended               Inception through
                                                               March 31, 1999           March 31, 1998
                                                             --------------------   ---------------------
                                                                           (In thousands)

Balance at beginning of period                                         $   1,337               $      -
Transfer from Bank with loans transferred                                    319                   1,337
Transfer from non-amortizing discount                                        860                      -
                                                             -------------------    ---------------------
Balance at end of period                                               $   2,516               $   1,337
                                                             ====================   =====================


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

SIGNIFICANT CONCENTRATION OF CREDIT RISK

Concentration of credit risk generally arises with respect to Atlantic Preferred Capital's loan portfolio when a number of borrowers engage in similar business activities, or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of Atlantic Preferred Capital's performance to both positive and negative developments affecting a particular industry. There is no existing concentration of credit risk with respect to Atlantic Preferred Capital's loan portfolio with respect to borrowers engaged in similar business activities, as there is no particular type of commercial real estate property which represents more than 10% of Atlantic Preferred Capital's total loan portfolio. Atlantic Preferred Capital's balance sheet exposure to geographic concentrations directly affects the credit risk of the loans within its loan portfolio. At March 31, 1999 and December 31, 1998, 80.9% and 81.2% of Atlantic Preferred Capital's total loan portfolio consisted of loans located in New England and California. Consequently, these loans may be subject to a greater risk of default than other comparable loans in the event of adverse economic, political or business developments and natural hazards in New England or California that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages.

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

       Atlantic Preferred Capital's principal liquidity needs are:

       (1) to maintain the current portfolio size through the acquisition of additional mortgage assets as mortgage assets currently in the loan portfolio mature, pay down or prepay, and

       (2) to pay dividends on the Series A and B preferred shares.

The acquisition of additional mortgage assets is intended to be funded primarily through repayment of principal balances of mortgage assets by individual borrowers. Atlantic Preferred Capital does not have and does not anticipate having any material capital expenditures. To the extent that the Board of Directors determines that additional funding is required, Atlantic Preferred Capital may raise such funds through additional equity offerings, debt financing or retention of cash flow (after consideration of provisions of the Internal Revenue Code requiring the distribution by a REIT of at least 95% of its REIT taxable income and taking into account taxes that would be imposed on undistributed income), or a combination of these methods. Atlantic Preferred Capital has no debt outstanding, and it does not currently intend to incur any indebtedness. The organizational documents of Atlantic Preferred Capital limit the amount of indebtedness which it is permitted to incur to no more than 100% of the total stockholders' equity of Atlantic Preferred Capital. Any such debt may include intercompany advances made by Atlantic Bank to Atlantic Preferred Capital.

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

In 1998, Atlantic Bank acquired Dolphin Capital Corporation. After the acquisition, Dolphin initiated an action plan to address the Year 2000 issue. Dolphin uses computer systems to receive equipment leasing applications over the internet, track lease payments, and perform financial calculations.

Atlantic Bank's plan includes five phases as suggested by the FDIC and other bank regulatory authorities: awareness, assessment, renovation, validation, and testing. In 1997, Atlantic Bank substantially completed the awareness and assessment phases of the plan with regard to its computer systems, and has identified those areas that are considered mission critical. Atlantic Bank began working with BISYS, reviewing their plans, and determining how to validate the readiness of its system. Also in connection with the awareness and assessment phases of the plan, Atlantic Bank raised the Year 2000 issue with its vendors, service providers, and customers. All vendors listed in Atlantic Bank's accounts payable system were sent a questionnaire on the Year 2000 issue. Some vendors provided written responses to the questionnaires and others were sent follow up letters and/or were called regarding any follow-up questions or issues. Most of Atlantic Bank's vendors have responded to its questionnaires and follow-up letters. Based on these responses, most of Atlantic Bank's vendors have indicated that they have a plan to remediate their systems as needed or are already Year 2000 compliant. Dolphin has sent questionnaires to its vendors inquiring about their Year 2000 plans. To date, greater than 50% of the vendors have responded. None of the respondents expect to encounter Year 2000 problems.

Atlantic Bank is in the process of evaluating the risk of customer failure to prepare for the Year 2000 issue, any associated effect of the ability of customers to repay outstanding loans, and impact on the adequacy of the level of the allowance for loan losses. Atlantic Bank currently considers Year 2000 risks in evaluating the adequacy of the allowance for loan and lease losses. In accordance with applicable FDIC regulations, Atlantic Bank has also distributed written materials to all of its depositors (including deposit brokers) with over $250,000 on deposit regarding the Year 2000 issue, including a description of Atlantic Bank's plan and the status of such plan. Atlantic Bank also distributed questionnaires to its borrowers with loans totaling $500,000 or more. Some of these depositors and borrowers provided written responses to the questionnaires and others were sent follow-up letters and/or were called regarding any follow-up questions or issues. All of these depositors and approximately 60% of these borrowers have responded to the questionnaires and follow-up letters and have indicated that they have a plan to remediate their systems as needed or are already Year 2000 compliant. Atlantic Bank is continuing to follow-up with those borrowers who have not yet responded. Dolphin has sent questionnaires to its largest lessees inquiring about their Year 2000 plans. To date, greater than 50% of the vendors have responded. None of the respondents expect to encounter Year 2000 problems.

The plan calls for validation and testing with respect to all mission critical systems. Mission critical systems include loan processing, deposit processing, general ledger and funds transfer systems. Other systems that are non-mission critical include the local area network, the network operating system and desktop applications. In the first half of 1998, Atlantic Bank upgraded its local area network, including the network operating system and desktop application software. In addition, most of Atlantic Bank's desktop systems were similarly upgraded. The manufacturer of the network operating system and desktop application software has certified that all of these products are Year 2000 compliant. Atlantic Bank has also conducted internal testing on these products and has similarly concluded that they are Year 2000 compliant. Atlantic Bank has also installed a test lab simulating a Year 2000 environment with possible date sensitive components, including computers, operating systems, and base applications. Dolphin has successfully tested its lease application and lease accounting systems. The manufacturers of its network operating system and desktop application software have certified that all of these products are Year 2000 compliant. Dolphin has also conducted internal testing on these products and has similarly concluded that they are Year 2000 compliant.

Testing of the mission critical systems is being completed according to the schedule prepared by BISYS and, with respect to the funds transfer system, the Federal Reserve Bank of Boston. The test period ran from November 1998 through April 1999. During this period, the entire test process was performed twice. Atlantic Bank had an opportunity to re-test any applications that produced errors in the initial testing. No significant Year 2000 processing problems were encountered in Atlantic's or Dolphin's testing. Atlantic Bank believes that it and its vendors, customers, and service providers are currently on schedule in accordance with the plan.

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

Atlantic Bank's risk management program includes emergency backup and recovery procedures to be followed in the event of failure of a business-critical system. These procedures are being expanded to include specific procedures for potential Year 2000 issues, and contingency plans to protect against Year 2000 related interruptions. Atlantic Bank and Dolphin recently completed these contingency plans which include backup procedures, identification of alternative suppliers, emergency plans to handle power outages, telecommunication failures, etc.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Quantitative information regarding market risk has not changed significantly since December 31, 1998.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

From time to time, Atlantic Preferred Capital may be involved in routine litigation incidental to its business, including a variety of legal proceedings with borrowers, which would contribute to Atlantic Preferred Capital's expenses, including the costs of carrying non-performing assets. Atlantic Preferred Capital is not currently a party to any material proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USES OF PROCEEDS

(a) The Company's Board of Directors and stockholders approved the Amended and Restated Articles of Organization on January 28, 1999 affecting the dividend and liquidation rights of the holders of the Company's common stock and Series B preferred shares.

(b) The Company closed its initial public offering of 1,260,000 Series A preferred shares on February 1, 1999 and sold an additional 156,130 Series A preferred shares in connection with the underwriters' exercise of their overallotment option. The Series A preferred shares rank senior to the common stock and Series B preferred shares as to dividends and liquidation rights.

(c)      Not applicable.

(d) On February 1, 1999, Atlantic Preferred Capital closed its IPO of 1,260,000 Series A preferred shares. On February 12, 1999, Atlantic Preferred Capital sold an additional 156,130 Series A preferred shares in connection with the underwriters' exercise of their overallotment option. The IPO was made pursuant to a Registration Statement on Form S-11, originally filed with the Securities and Exchange Commission in November 4, 1998, as amended (Commission File No. 333-66677), which was declared effective on January 27, 1999. The IPO commenced on January 28, 1999 and terminated shortly thereafter after the sale into the public market of all of the registered Series A preferred shares.

         The Series A preferred shares sold in the IPO were offered for sale in by a syndicate of underwriters represented by Friedman, Billings, Ramsey & Co., Inc., Advest, Inc and Janney Montgomery Scott Inc.

         The Company sold an aggregate of 1,416,130 shares Series A preferred stock (including 156,130 shares issued upon the exercise of the underwriters' overallotment option) in the IPO at a per share price of $10.00, for an aggregate offering price of $14,161,300. The Company paid approximately $566,500 in underwriting fees and discounts and an additional $900,000 in other expenses related to the IPO.

         The Series A preferred shares are not convertible into any other securities of the Company. The Series A preferred shares will be exchanged on a ten-for-one basis for preferred shares of Atlantic Bank if directed by the FDIC under certain circumstances.

         After deducting the expenses set forth above, the Company received approximately $12.7 million in net proceeds of the IPO. The Company used the proceeds to purchase additional loans from Atlantic Bank.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The stockholders of the Company voted by written consent in lieu of a special meeting effective January 28, 1999 (the "Consent").

(b)      Not applicable.

(c) Pursuant to the Consent, the Company's stockholders approved the Company's Amended and Restated Articles of Organization, approved the Company's Amended and Restated By-laws, elected to opt out of the "Regulation of Control Share Acquisitions" and "Business Combinations with Interested Shareholders" provisions of the General Laws of the Commonwealth of Massachusetts, and adopted and ratified all prior actions taken by the incorporators, stockholders, directors and officers of the Company. The votes by the common stockholders for these proposals were unanimous, with no abstentions.

         The above described Amended and Restated Articles of Organization, among other things, (i) authorizes issuance of 1,449,000 shares of non-cumulative exchangeable preferred stock, Series A; (ii) authorizes issuance of 2,000,000 shares of undesignated preferred shares; (iii) authorizes issuance of 3,449,000 shares of excess preferred shares;
         (iv) amends Article IV regarding the number, rights and preferences of authorized stock; and (v) amends Article V regarding the limitations on the transfer and ownership of stock.

(d)      Not applicable.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K are set forth below.

EXHIBIT
  NO.                   EXHIBIT
------                  -------
  27              Financial Data Schedule

(b) No reports on Form 8-K were filed during the three months ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     ATLANTIC PREFERRED CAPITAL CORPORATION


Date: May 13, 1999                                By: /s/ Richard Wayne
                                                      ---------------------
                                                           Richard Wayne
                                                           President


Date: May 13, 1999                                By: /s/ John L. Champion
                                                      ---------------------
                                                          John L. Champion
                                                          Treasurer