Form 10-Q
period 1999-06-30
ATLANTIC PREFERRED CAPITAL CORP
filed 1999-08-16
CIK 1072806

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

                        Commission File Number 000-25193

                     ATLANTIC PREFERRED CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

          Massachusetts                                        04-3439366
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


          101 Summer Street                                         02110
          Boston, Massachusetts                                   (Zip Code)
(Address of principal executive offices)


       Registrant's telephone number, including area code: (617) 880-1000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's sole class of common stock was 100 shares, $.01 par value per share, as of August 12, 1999. No common stock was held by non-affiliates of the registrant.

                     ATLANTIC PREFERRED CAPITAL CORPORATION
                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


                                                                           Page
                                                                           ----
Item 1.  Financial Statements:

a)       Balance Sheets                                                     1

b)       Statements of Income                                               2

c)       Statements of Changes in Stockholders' Equity                      3

d)       Statements of Cash Flows                                           4

e)       Notes to Financial Statements                                      5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                6

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         12


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  13

Item 2.  Changes in Securities and Uses of Proceeds                         13

Item 3.  Defaults Upon Senior Securities                                    13

Item 4.  Submission of Matters to a Vote of Security Holders                13

Item 5.  Other Information                                                  13

Item 6.  Exhibits and Reports on Form 8-K                                   13


                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                     ATLANTIC PREFERRED CAPITAL CORPORATION
                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                     JUNE 30,     DECEMBER 31,
                                                                       1999           1998
                                                                    ---------     ------------
                               ASSETS

Cash account with Atlantic Bank                                     $      44      $     146
Money market account with Atlantic Bank                                19,884         10,434
                                                                    ---------      ---------
    Total cash and cash equivalents                                    19,928         10,580
                                                                    ---------      ---------
Loans                                                                 174,454        163,771
  Less discount                                                       (15,365)       (17,274)
  Less allowance for loan losses                                       (2,855)        (1,337)
                                                                    ---------      ---------
    Loans, net                                                        156,234        145,160
                                                                    ---------      ---------
Accrued interest receivable                                               926            832
Due from Atlantic Bank                                                    851           --
Other assets                                                               31            170
                                                                    ---------      ---------
                                                                    $ 177,970      $ 156,742
                                                                    ---------      ---------
                                                                    ---------      ---------

                LIABILITIES AND STOCKHOLDERS' EQUITY

Due to Atlantic Bank                                                $    --        $     125
Accrued expenses and other liabilities                                    471            299
                                                                    ---------      ---------
    Total liabilities                                                     471            424
                                                                    ---------      ---------

Stockholders' equity:
Preferred stock, Series A, 9 3/4% non-cumulative,
    exchangeable; $.01 par value; $10 liquidation value per
    share; 1,449,000 shares authorized, 1,416,130 shares issued and outstanding at June 30, 1999; none issued, authorized
    and outstanding at December 31, 1998                                   14           --
  Preferred stock, Series B, 8% cumulative, non convertible;
    $.01 par value; $1,000 liquidation value per share plus
    accrued dividends; 1,000 shares authorized, issued and
    outstanding                                                          --             --
  Common stock, $.01 par value, 100 shares authorized, issued
    and outstanding                                                      --             --
  Additional paid-in capital                                          167,793        155,263
  Retained earnings                                                     9,692          1,055
                                                                    ---------      ---------
    Total stockholders' equity                                        177,499        156,318
                                                                    ---------      ---------
                                                                    $ 177,970      $ 156,742
                                                                    ---------      ---------
                                                                    ---------      ---------



                 See accompanying notes to financial statements.

                     ATLANTIC PREFERRED CAPITAL CORPORATION
                              STATEMENTS OF INCOME


                                                                THREE                      PERIOD
                                                                MONTHS                      FROM
                                                                ENDED         SIX MONTHS INCEPTION
                                                         --------------------   ENDED     THROUGH
                                                         JUNE 30,    JUNE 30,  JUNE 30,   JUNE 30,
                                                           1999       1998       1999       1998
                                                          ------     ------   ---------- ---------
                                                                     (IN THOUSANDS)

Interest income:
  Interest and fees on loans                              $4,873     $4,209     $8,745     $4,209
  Interest on money market account with Atlantic Bank        190       --          388       --
                                                          ------     ------     ------     ------
    Total interest income                                  5,063      4,209      9,133      4,209
                                                          ------     ------     ------     ------
Gain  on sale of other real estate owned                      14       --          365       --
                                                          ------     ------     ------     ------
General and administrative expenses:
  Loan servicing and advisory services                       104         98        202         98
  Other general and administrative                            15       --           50       --
                                                          ------     ------     ------     ------
    Total general and administrative expenses                119         98        252         98
                                                          ------     ------     ------     ------
    Net income                                             4,958      4,111      9,246      4,111
Preferred stock dividends                                    367         20        609         20
                                                          ------     ------     ------     ------
Net income available to common stockholder                $4,591     $4,091     $8,637     $4,091
                                                          ------     ------     ------     ------
                                                          ------     ------     ------     ------



                 See accompanying notes to financial statements.

                     ATLANTIC PREFERRED CAPITAL CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 1999


                                                                                Preferred Stock         Preferred Stock
                                                        Common Stock               Series A                Series B
                                                      -----------------      ----------------------    -------------------
                                                      Shares     Amount       Shares       Amount      Shares      Amount
                                                      ------     ------      ---------    ---------    ------     --------
                                                                              (Dollars in thousands)
Balance at December 31, 1998                            100      $  --           --       $     --      1,000     $   --
Issuance of preferred stock, Series A                    --         --       1,416,130           14       --          --
Net income                                               --         --           --             --        --          --
Dividend on preferred stock, Series A                    --         --           --             --        --          --
Cumulative dividend on preferred stock, Series B         --         --           --             --        --          --
                                                        ---      ------      ---------    ---------     -----     --------
Balance at June  30, 1999                               100      $  --       1,416,130    $      14     1,000     $   --
                                                        ---      ------      ---------    ---------     -----     --------
                                                        ---      ------      ---------    ---------     -----     --------

                                                      Additional
                                                       Paid-in     Retained        Total
                                                       Capital      Earnings       Amount
                                                      ----------   ----------    ----------
                                                              (Dollars in thousands)
Balance at December 31, 1998                          $  155,263   $    1,055    $  156,318
Issuance of preferred stock, Series A                     12,530         --          12,544
Net income                                                  --          9,246         9,246
Dividend on preferred stock, Series A                       --           (568)         (568)
Cumulative dividend on preferred stock, Series B            --            (41)          (41)
                                                      ----------   ----------    ----------
Balance at June  30, 1999                             $  167,793   $    9,692    $  177,499
                                                      ----------   ----------    ----------
                                                      ----------   ----------    ----------


          PERIOD FROM INCEPTION (MARCH 20, 1998) THROUGH JUNE 30, 1998



                                                                                Preferred Stock         Preferred Stock
                                                        Common Stock               Series A                Series B
                                                      -----------------      ----------------------    ------------------
                                                      Shares     Amount       Shares       Amount      Shares      Amount
                                                      ------     ------      ---------    ---------    ------     --------
                                                                              (Dollars in thousands)
Issuance of common stock                               100      $  --             --      $   --         --       $  --
Issuance of preferred stock, Series B                  --          --             --          --        1,000        --
Capital contribution from common                       --          --             --          --         --          --
stockholder
Net income                                             --          --             --          --         --          --
Cumulative dividend on preferred stock, Series B       --          --             --          --         --          --
                                                     ------     -------         ------    ---------    ------     --------

Balance at June  30, 1998                              100      $  --             --      $   --        1,000     $  --
                                                     ------     -------         ------    ---------    ------     --------
                                                     ------     -------         ------    ---------    ------     --------


                                                      Additional
                                                       Paid-in       Retained           Total
                                                       Capital        Earnings          Amount
                                                       --------       -------          ---------
                                                              (Dollars in thousands)

Issuance of common stock                               $   --         $   --           $  --
Issuance of preferred stock, Series B                     1,000           --              1,000
Capital contribution from common                        139,740           --            139,740
stockholder
Net income                                                 --           4,111             4,111
Cumulative dividend on preferred stock, Series B           --             (20)              (20)
                                                       --------       -------          ---------
Balance at June  30, 1998                              $140,740       $ 4,091          $ 144,831
                                                       --------       -------          ---------
                                                       --------       -------          ---------


                 See accompanying notes to financial statements.

                     ATLANTIC PREFERRED CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                            SIX           PERIOD FROM
                                                        MONTHS ENDED       INCEPTION
                                                       JUNE 30, 1999     THROUGH JUNE
                                                                           30, 1998
                                                       -------------     ------------
                                                              (in thousands)

Cash flows from operating activities:
  Net income                                             $   9,246        $   4,111
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Discount accretion                                      (1,447)            (531)
    Net gain on sale and disposition of other
      real estate owned                                       (365)            --
    Other, net                                                (915)            (736)
                                                         ---------        ---------
      Net cash provided by operating activities              6,519            2,844
                                                         ---------        ---------
Cash flows from investing activities:
  Loan repayments                                           26,072            8,040
  Purchases of loans from Atlantic Bank                    (36,774)            --
  Sales of other real estate owned                           1,440             --
                                                         ---------        ---------
      Net cash provided by (used in) investing
        activities                                          (9,262)           8,040
                                                         ---------        ---------

Cash flows from financing activities:
  Proceeds from issuance of preferred stock,
    Series A                                                12,544             --
  Payment of preferred stock dividend,
    Series A                                                  (453)            --
                                                         ---------        ---------
      Net cash from financing activities                    12,091             --
                                                         ---------        ---------

Net change in cash and cash equivalents                      9,348           10,884
Cash and cash equivalents at beginning of period            10,580             --
                                                         ---------        ---------
Cash and cash equivalents at end of period               $  19,928        $  10,884
                                                         ---------        ---------
                                                         ---------        ---------

Supplemental information:
  Value of loans transferred by Atlantic Preferred
    Capital's common stockholder in exchange for the
    issuance of common stock and preferred stock,
    Series B                                             $    --          $ 140,740
  Dividends declared, not paid on preferred stock,
    Series A                                                   115             --
  Cumulative dividends accrued, not paid on
    preferred stock, Series B                                   41               20
  Transfers from loans to other real estate owned            1,075             --


                 See accompanying notes to financial statements.

                     ATLANTIC PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999

Note 1.        BASIS OF PRESENTATION

Atlantic Preferred Capital Corporation ("Atlantic Preferred Capital") is a Massachusetts corporation incorporated on March 20, 1998. Atlantic Bank and Trust Company ("Atlantic Bank") created Atlantic Preferred Capital to acquire and hold real estate mortgage assets in a cost-effective manner and to provide Atlantic Bank with an additional means of raising capital for federal and state regulatory purposes. Atlantic Bank owns, indirectly, all of the outstanding common stock of Atlantic Preferred Capital. Atlantic Preferred Capital intends to operate in a manner which will allow it to be taxed as a real estate investment trust, or a "REIT", under the Internal Revenue Code of 1986, as amended. As a REIT, Atlantic Preferred Capital generally will not be required to pay federal income tax if it distributes its earnings to its stockholders and continues to meet a number of other requirements.

The financial information as of June 30, 1999 and the results of operations, changes in stockholders' equity and cash flows for the periods ended June 30, 1999 and 1998 are unaudited; however, in the opinion of management, the financial information reflects all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation in accordance with generally accepted accounting principles. Interim results are not necessarily indicative of results to be expected for the entire year.

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

Note 2.        PREFERRED STOCK

On February 1, 1999, Atlantic Preferred Capital closed its initial pubic offering ("IPO") of 1,260,000 Series A preferred shares. On February 12, 1999, Atlantic Preferred Capital sold an additional 156,130 Series A preferred shares in connection with the underwriters' exercise of their overallotment option. The IPO was made pursuant to a Registration Statement on Form S-11, originally filed with the Securities and Exchange Commission on November 2, 1998, as amended (Commission File No. 333-66677), which was declared effective on January 27, 1999. The IPO commenced on January 28, 1999 and terminated shortly thereafter upon the sale into the public market of all of the registered Series A preferred shares.

The Series A preferred shares form a series of the preferred stock of Atlantic Preferred Capital. The Series A preferred shares are validly issued, fully paid and nonassessable. The holders of the Series A preferred shares have no preemptive rights with respect to any shares of the capital stock of Atlantic Preferred Capital. The Series A preferred shares are not subject to any sinking fund or other obligation of Atlantic Preferred Capital for their repurchase or retirement. The Series A preferred shares are not convertible into any other securities of Atlantic Preferred Capital. The Series A preferred shares will be exchanged on a ten-for-one basis for preferred shares of Atlantic Bank if such exchange is directed by the Federal Deposit Insurance Corporation (the "FDIC") under certain circumstances. The Series A preferred shares rank senior to Atlantic Preferred Capital's common stock and Series B preferred stock, as to dividends and in liquidation.

Holders of Series A preferred shares are entitled to receive, if, when and as declared by the Board of Directors of Atlantic Preferred Capital out of assets of Atlantic Preferred Capital legally available therefor, monthly cash dividends at the rate of 9 3/4% per annum of the liquidation preference (equivalent to $0.975 per share per annum). If declared, dividends on the Series A preferred shares for each monthly period are payable on the fifteenth day of the following month, at such annual rate, to holders of record on the last business day of the monthly dividend period. Monthly dividend periods commence on the first day of each month. The amount of dividends, if declared, payable for the initial period or any period shorter than a full dividend period is computed on the basis of 30-day months, a 360-day year and the actual number of days elapsed in the period. Dividends in each period accrue from the first day of such period, whether or not declared or paid for the prior monthly period. During the six months ended June 30, 1999, Atlantic Preferred Capital's Board of Directors declared dividends in the aggregate of $568,000 on Series A preferred shares.

Atlantic Preferred Capital has currently outstanding 1,000 Series B preferred shares, of which 900 are held, directly or indirectly, by Atlantic Bank. The other 100 Series B preferred shares are held by certain of Atlantic Bank's employees and directors (and/or the spouses of certain employees). All of the outstanding Series B preferred shares were originally issued to Atlantic Bank in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. There is no established public trading market for the Series B preferred shares.

The holders of Series B preferred shares are entitled to receive annual dividends equal to eight percent (8%) of the liquidation preference of the Series B preferred shares. Dividends on Series B preferred shares are cumulative, and all accumulated and unpaid dividends are paid before any dividends are paid on the common stock. During the six months ended June 30, 1999, dividends of approximately $41,000 had accrued on Series B preferred stock.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made or incorporated in this Quarterly Report on Form 10-Q include a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements containing the words "anticipates," "believes," "expects," "intends," "future" and words of similar import which express management's belief, expectations or intentions regarding the future performance of Atlantic Preferred Capital. Atlantic Preferred Capital's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such differences are discussed in this Form 10-Q, Atlantic Preferred Capital's Annual Report on Form 10-K, and Atlantic Preferred Capital's Final Prospectus as filed with the Securities and Exchange Commission on January 28, 1999, and include, without limitation: (i) the possible exchange of the Series A preferred shares for preferred shares of Atlantic Bank at the direction of the FDIC if Atlantic Bank becomes or may in the near term become undercapitalized or is placed in conservatorship or receivership; (ii) risks associated with mortgage loans generally, and particularly the geographic concentration of Atlantic Preferred Capital's loan portfolio at June 30, 1999 in the Northeast and California; and
(iii) the failure by Atlantic Preferred Capital to maintain its status as a REIT for federal income tax purposes.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Net income available to common stockholders increased $500,000, or 12.2%, to $4.6 million for the three months ended June 30, 1999 compared to $4.1 million for the three months ended June 30, 1998. Total interest income increased $854,000, or 20.3%, to $5.1 million for the three months ended June 30, 1999, compared to $4.2 million for the three months ended June 30, 1998. Interest income from loans for the three months ended June 30, 1999 increased $664,000, or 15.8%, to $4.9 million compared to $4.2 million for the three months ended June 30, 1998. This was due to the average balance increasing $9.1 million from $138.7 million at June 30, 1998 to $147.8 million at June 30, 1999 and the yield increasing from 12.17% at June 30, 1998 to 13.23% at June 30, 1999.

The average balance and yield on Atlantic Preferred Capital's loan portfolio is summarized as follows:


                               THREE MONTHS ENDED
                                    JUNE 30,
                            1999                               1998
              ---------------------------------   ------------------------------
               AVERAGE    INTEREST                AVERAGE     INTEREST
               BALANCE     INCOME        YIELD    BALANCE      INCOME     YIELD
              --------    --------       ------   --------    --------    ------
                           (dollars in thousands)
Loans, net    $147,754    $  4,873       13.23%   $138,703    $  4,209    12.17%
              --------    --------       -----    --------    --------    -----


SIX MONTHS ENDED JUNE 30, 1999

Atlantic Preferred Capital reported total interest income of $9.1 million for the six months ended June 30, 1999. Interest income from loans was $8.7 million representing a total average yield of 12.21% for the same period. After the inclusion of $388,000 in money market account interest, $365,000 realized on the gain on sale of other real estate owned, the deduction of $252,000 in total general and administrative costs and $609,000 in preferred stock dividends, Atlantic Preferred Capital reported net income available to the common stockholder of $8.6 million for the six months ended June 30, 1999.

The average balance and yield on Atlantic Preferred Capital's loan portfolio is summarized as follows:


                       SIX MONTHS ENDED                 PERIOD FROM INCEPTION THROUGH
                        JUNE 30, 1999                           JUNE 30, 1998
              --------------------------------         --------------------------------

               AVERAGE    INTEREST                     AVERAGE     INTEREST
               BALANCE     INCOME        YIELD         BALANCE      INCOME        YIELD
              --------    --------       -----         --------    --------       -----
                                     (dollars in thousands)
Loans, net    $144,475    $  8,745       12.21%        $138,703    $  4,209       12.17%


Atlantic Preferred Capital intends to pay dividends on its preferred and common stock in amounts necessary to continue to preserve its status as a REIT under the Internal Revenue Code.

FINANCIAL CONDITION

LOAN PORTFOLIO

For the six months ended June 30, 1999, Atlantic Preferred Capital has purchased loans from Atlantic Bank, having gross outstanding principal balances at the time of acquisition of $37.4 million.

The following table sets forth information regarding the composition of the loan portfolio:


                                      JUNE 30,        DECEMBER 31,
                                        1999              1998
                                      ---------       ------------
                                            (in thousands)
Mortgage loans on real estate:
    Commercial                        $ 111,835        $  99,695
    One to four family                   10,307           12,339
    Multifamily                          50,019           49,854
    Land                                  1,666            1,458
                                      ---------        ---------
    Total                               173,827          163,346

Secured commercial                          240              251
Other                                       422              250
                                      ---------        ---------
    Total loan portfolio                174,489          163,847
Less discount:
    Non-amortizing discount (1)          (8,407)         (10,737)
    Amortizing discount                  (6,958)          (6,537)
    Net deferred loan income                (35)             (76)
    Allowance for loan losses            (2,855)          (1,337)
                                      ---------        ---------
    Loans, net                        $ 156,234        $ 145,160
                                      ---------        ---------
                                      ---------        ---------


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

Non-accrual loans, net of discount totaled $1.8 million and $3.9 million at June 30, 1999 and December 31, 1998, respectively. Loans are generally placed on non-accrual status and interest is not accrued when the collectibility of principal and interest is not probable or estimable. Unpaid interest income previously accrued on such loans is generally reversed against current period interest income and the loan is accounted for using the cost recovery method, whereby any amounts received are applied against the recorded amount of the loan. A loan is returned to accrual status when it becomes evident that all principal and interest is collectible.

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

Quarterly reviews of the loan portfolio are performed to identify loans for which specific allowance allocations are considered prudent. Specific allocations include the results of measuring impaired loans under SFAS No. 114. General risk allocations are determined by formula whereby the loan portfolio is stratified by loan type and by risk rating category. Loss factors are then applied to each strata based on various considerations including historical loss experience, delinquency trends, current economic conditions, industry standards and regulatory guidelines. Any remaining unallocated portion is reviewed for adequacy in relation to the overall loan portfolio and in recognition of estimates inherent in the calculation methodology.

Effective January 1, 1999, Atlantic Preferred Capital changed, on a prospective basis, its method of accounting for purchased loan discounts and the related recognition of discount loan income and provisions for loan losses. Such accounting change accounts for discount loan income and loan loss provisions on an individual loan basis, rather than as previously recognized in the aggregate on a static purchased pool basis and was accounted for as a "change in estimate" in accordance with Accounting Principles Board Opinion No. 20. There was no impact on stockholders' equity on the effective date of the accounting change. However, the timing of subsequent earnings will be affected by changes in the amount of estimated collections on individual loans rather than by changes in the aggregate amount of estimated collections on purchased loan pools. Over the lives of the respective loans, management does not anticipate that there will be any material impact in the reported amounts of related discount loan income, loan loss provisions and loan charge-offs and recoveries as a result of this change.

In addition, during the first quarter of 1999, Atlantic Preferred Capital transferred $860,000 from non-amortizing discount to the allowance for loan losses. Effective January 1, 1999, on a prospective basis, individual loan balances are reported net of non-amortizing and amortizing discounts, if any. Under pool accounting such discounts were available for allocation to all loans purchased as part of a pool; under loan-by-loan accounting all available discount is allocated to individual loans. Accordingly, in connection with the accounting change, the transfer of $860,000 of non-amortizing discount to the allowance for loan losses represented general reserve allocations on outstanding purchased loan balances. As a result, this transfer contributed to the ratio of the allowance for loan losses to net loans increasing from 0.91% at December 31, 1998 to 1.79% at June 30, 1999, with a corresponding decrease in the ratio of non-amortizing discount to net loans. Accordingly, the transfer has no effect on the amount of total loans, net.

An analysis of the allowance for loan losses follows:


                                                                                            Period from
                                                   Three Months Ended  Six Months Ended   Inception through
                                                     June 30, 1999       June 30, 1999      June 30, 1998
                                                   ------------------  ----------------   -----------------
                                                                       (in thousands)
Balance at beginning of period                           $2,516             $1,337             $ --
Additions in connection with loans purchased                339                658              1,337
Transfer from non-amortizing discount                      --                  860               --
                                                         ------             ------             ------
Balance at end of period                                 $2,855             $2,855             $1,337
                                                         ------             ------             ------
                                                         ------             ------             ------


INTEREST RATE RISK

Atlantic Preferred Capital's income consists primarily of interest income on mortgage assets. Atlantic Preferred Capital does not intend to use any derivative products to manage its interest rate risk. If there is a decline in market interest rates, Atlantic Preferred Capital may experience a reduction in interest income on its mortgage loans and a corresponding decrease in funds available to be distributed to its stockholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on loans are based and from prepayments of mortgage loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding mortgage loans.

SIGNIFICANT CONCENTRATION OF CREDIT RISK

Concentration of credit risk generally arises with respect to Atlantic Preferred Capital's loan portfolio when a number of borrowers engage in similar business activities, or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of Atlantic Preferred Capital's performance to both positive and negative developments affecting a particular industry. Atlantic Preferred Capital's balance sheet exposure to geographic concentrations directly affects the credit risk of the loans within its loan portfolio. At June 30, 1999 and December 31, 1998, 77.1% and 81.2%, respectively, of Atlantic Preferred Capital's total loan portfolio consisted of loans located in New England and California. Consequently, these loans may be subject to a greater risk of default than other comparable loans in the event of adverse economic, political or business developments and natural hazards in New England or California that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages.

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

YEAR 2000 DISCLOSURE

The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, date sensitive systems recognize the year 2000 as 1900 or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to incorrectly process critical financial and operational information.

Atlantic Preferred Capital is dependent in virtually every phase of its operations on Atlantic Bank, including the computer and other systems of Atlantic Bank. Accordingly, Atlantic Preferred Capital is addressing the Year 2000 issue with respect to its operations through its relationship with Atlantic Bank under the advisory agreement and the master service agreement. During 1997, the management of Atlantic Bank developed an action plan to address the Year 2000 issue. Atlantic Bank uses computer systems (including hardware and software) primarily to track deposits and loans, transfer funds, prepare financial reports, and perform financial calculations. Atlantic Bank's deposit and loan processing is outsourced to BISYS, Inc. ("BISYS") under a service agreement.

Atlantic Bank's plan includes five phases as suggested by the FDIC and other bank regulatory authorities: awareness, assessment, renovation, validation, and testing. In 1997, Atlantic Bank substantially completed the awareness and assessment phases of the plan with regard to its computer systems, and identified those areas that are considered mission critical. Atlantic Bank began working with BISYS, reviewing its plans and determining how to validate the readiness of its system. Also in connection with the awareness and assessment phases of the plan, Atlantic Bank raised the Year 2000 issue with its vendors, service providers, and customers. All vendors listed in Atlantic Bank's accounts payable system were sent a questionnaire on the Year 2000 issue. Some vendors provided written responses to the questionnaires and others were sent follow-up letters and were telephoned regarding any follow-up questions or issues. Most of Atlantic Bank's vendors have responded to its questionnaires and follow-up letters. Based on these responses, most of Atlantic Bank's vendors have indicated that they have a plan to remediate their systems as needed or are already Year 2000 compliant.

Atlantic Bank recently signed agreements with Security First Technologies and M&I Data Services for essential web hosting and other Internet related services and for deposit and other processing services. As part of these arrangements Atlantic Bank has received information and assurances as to the Year 2000 readiness of those service providers.

Atlantic Bank is in the process of evaluating the risk of customer failure to prepare for the Year 2000 issue, any associated effect of the ability of customers to repay outstanding loans and leases, and impact on the adequacy of the level of the allowance for loan and lease losses. Atlantic Bank currently considers Year 2000 risks in evaluating the adequacy of the allowance for loan and lease losses. In accordance with applicable FDIC regulations, Atlantic Bank has also distributed written materials to all of its depositors (including deposit brokers) with over $250,000 on deposit regarding the Year 2000 issue, including a description of Atlantic Bank's plan and the status of the plan. Atlantic Bank also distributed questionnaires to its borrowers with loans totaling $500,000 or more. Some of these depositors and borrowers provided written responses to the questionnaires and others were sent follow-up letters and/or were telephoned regarding any follow-up questions or issues. All of these depositors and approximately 60% of these borrowers have responded to the questionnaires and follow-up letters and have indicated that they have a plan to remediate their systems as needed or are already Year 2000 compliant. Atlantic Bank is continuing to follow-up with those borrowers who have not yet responded.

Atlantic Bank's plan calls for validation and testing with respect to all mission critical systems. Mission critical systems include loan processing, deposit processing, general ledger and funds transfer systems. Other systems that are non-mission critical include the local area network, the network operating system and desktop applications. In the first half of 1998, Atlantic Bank upgraded its local area network, including the network operating system and desktop application software. In addition, most of Atlantic Bank's desktop systems were similarly upgraded. The manufacturer of the network operating system and desktop application software has certified that all of these products are Year 2000 compliant. Atlantic Bank has also conducted internal testing on these products and has similarly concluded that they are Year 2000 compliant. Atlantic Bank has also installed a test lab simulating a Year 2000 environment with possible date sensitive components, including computers, operating systems, and base applications. The manufacturers of its network operating system and desktop application software have certified that all of these products are Year 2000 compliant.

Testing of the mission critical systems was completed according to the schedule prepared by BISYS and, with respect to the funds transfer system, the Federal Reserve Bank of Boston. The test period ran from November 1998 through April 1999. During this period, the entire test process was performed twice. Atlantic Bank had an opportunity to re-test any applications that produced errors in the initial testing. No significant Year 2000 processing problems were encountered in Atlantic Bank's testing. Atlantic Bank believes that it and its vendors, customers, and service providers are currently on schedule in accordance with the plan.

Atlantic Bank's new executive offices were renovated in 1997 and early 1998, with new building systems, such as fire and security alarm systems and HVAC system, installed at such time. All of the contractors and suppliers of such building systems have certified that their systems are Year 2000 compliant. The building operator and Atlantic Bank have tested such systems and have similarly concluded that such systems are Year 2000 compliant.

Atlantic Bank's risk management program includes emergency backup and recovery procedures to be followed in the event of failure of a mission-critical system. These procedures are being expanded to include specific procedures for potential Year 2000 issues, and contingency plans to protect against Year 2000 related interruptions. Atlantic Bank recently completed these contingency plans which include backup procedures, identification of alternate suppliers, emergency plans to handle power outages, telecommunication failures and other such contingencies.

Based on its review to date, Atlantic Bank believes that the primary costs of addressing the Year 2000 issue will include internal staffing, consulting, system testing and modification. Atlantic Bank currently expects that the total third party expenses associated with the plan will be approximately $150,000, and will be incurred primarily from the third quarter of 1998 through December 31, 1999. The costs are not considered to have a material affect on operating expenses or budgets of Atlantic Bank. Atlantic Bank plans to account for these costs as expense items. The costs include an independent review by an external firm under an engagement letter signed June 29, 1998.

While Atlantic Bank believes that it is taking reasonable steps with respect to the Year 2000 issue, if the phases of the plan are not completed on time, the costs associated with becoming Year 2000 compliant exceed Atlantic Bank's estimates, third party providers are not Year 2000 compliant on a timely basis, or customers with material loan obligations are unable to meet their repayment obligations due to Year 2000 problems, the Year 2000 issue could have a material impact on Atlantic Bank's financial results, and consequently may have a material impact on Atlantic Preferred Capital's financial results. In addition, Atlantic Bank's efforts to address the Year 2000 issue are being monitored by its federal banking regulators. Failure to be Year 2000 compliant on a timely basis could subject Atlantic Bank to formal supervisory or enforcement actions. Any of the foregoing issues could have a material adverse impact on the ability of Atlantic Bank to service Atlantic Preferred Capital's loan portfolio and otherwise manage its business which could have a material adverse effect on Atlantic Preferred Capital's business, financial condition or results of operations.

The preceding Year 2000 discussion contains various forward-looking statements which represent Atlantic Preferred Capital's beliefs or expectations regarding future events. When used in the Year 2000 discussion, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, Atlantic Bank's expectations as to when it will complete the phases of the plan; its estimated costs; and its belief that its internal systems will be Year 2000 compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code; and the actions of governmental agencies or other third parties with respect to Year 2000 problems.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is the objective of Atlantic Preferred Capital to attempt to control risks associated with interest rate movements. Market risk is the risk of loss from adverse changes in market prices and interest rates. Atlantic Preferred Capital's market risk arises primarily from interest rate risk inherent in holding loans. To that end, management actively monitors and manages its interest rate risk exposure. Atlantic Preferred Capital's management reviews, among other things, the sensitivity of Atlantic Preferred Capital's assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, and maturities of investments. Atlantic Bank's senior management also approves and establishes pricing and funding decisions with respect to Atlantic Preferred Capital's overall asset and liability composition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Interest Rate Risk"; "--Significant Concentration of Credit Risk" and "--Liquidity Risk Management" beginning on page 9 of this Quarterly Report on Form 10-Q.

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

ITEM 2.  CHANGES IN SECURITIES AND USES OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K are set forth below.


Exhibit
  No.                   Exhibit
-------                 -------

   27               Financial Data Schedule


(b) No reports on Form 8-K were filed during the six months ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ATLANTIC PREFERRED CAPITAL CORPORATION

Date: August 12, 1999                 BY: /s/ RICHARD WAYNE
                                      ---------------------
                                             Richard Wayne
                                             President



Date: August 12, 1999                 BY: /s/ JOHN L. CHAMPION
                                      ------------------------
                                             John L. Champion
                                             Treasurer