Form 10-Q
period 1999-09-30
ATLANTIC PREFERRED CAPITAL CORP
filed 1999-11-15
CIK 1072806

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's sole class of common stock was 100 shares, $.01 par value per share, as of November 11, 1999. No common stock was held by non-affiliates of the registrant.

                     ATLANTIC PREFERRED CAPITAL CORPORATION
                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


                                                                            Page
Item 1.  Financial Statements:

a)       Balance Sheets                                                       1

b)       Statements of Income                                                 2

c)       Statements of Changes in Stockholders' Equity                        3

d)       Statements of Cash Flows                                             4

e)       Notes to Financial Statements                                        5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   6

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           13



                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    14

Item 2.  Changes in Securities and Uses of Proceeds                           14

Item 3.  Defaults Upon Senior Securities                                      14

Item 4.  Submission of Matters to a Vote of Security Holders                  14

Item 5.  Other Information                                                    14

Item 6.  Exhibits and Reports on Form 8-K                                     14


                                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                     ATLANTIC PREFERRED CAPITAL CORPORATION
                                 BALANCE SHEETS

                                                                        SEPTEMBER 30,            DECEMBER 31,
                                                                           1999                     1998
                                                                      ---------------          --------------
                                                                        (IN THOUSANDS, EXCEPT SHARE DATA)
                               ASSETS
Cash account with Capital Crossing Bank                               $           44               $     146
Money market account with Capital Crossing Bank                               28,802                  10,434
                                                                      ---------------          --------------

          Total cash and cash equivalents                                     28,846                  10,580
                                                                      ---------------          --------------

Loans                                                                        168,081                 163,771
     Less discount                                                          (14,367)                (17,274)
     Less allowance for loan losses                                          (2,855)                 (1,337)
                                                                      ---------------          --------------

          Loans, net                                                         150,859                 145,160
                                                                      ---------------          --------------

Accrued interest receivable                                                      932                     832
Due from Capital Crossing Bank                                                   209                       -
Other assets                                                                      31                     170
                                                                      ---------------          --------------
                                                                        $    180,877               $ 156,742
                                                                      ---------------          --------------
                                                                      ---------------          --------------

                LIABILITIES AND STOCKHOLDERS' EQUITY

Due to Capital Crossing Bank                                            $          -               $     125
Accrued expenses and other liabilities                                           204                     299
                                                                      ---------------          --------------
          Total liabilities                                                      204                     424
                                                                      ---------------          --------------

Stockholders' equity:
Preferred stock, Series A, 9 3/4% non-cumulative, exchangeable; $.01 par value; $10 liquidation value per share; 1,449,000 shares authorized,
   1,416,130 shares issued and outstanding at September 30, 1999;
   none issued, authorized and outstanding at December 31, 1998                   14                       -
 Preferred stock, Series B, 8% cumulative, non-convertible; $.01 par value; $1,000 liquidation value per share plus accrued
   dividends; 1,000 shares authorized, issued and outstanding                      -                       -
 Common stock, $.01 par value, 100 shares authorized, issued and
   outstanding                                                                     -                       -
 Additional paid-in capital                                                  167,839                 155,263
 Retained earnings                                                            12,820                   1,055
                                                                      ---------------          --------------
      Total stockholders' equity                                             180,673                 156,318
                                                                      ---------------          --------------
                                                                        $    180,877               $ 156,742
                                                                      ---------------          --------------
                                                                      ---------------          --------------

                 See accompanying notes to financial statements.

                     ATLANTIC PREFERRED CAPITAL CORPORATION
                              STATEMENTS OF INCOME



                                                                                                                       PERIOD FROM
                                                                                                                        INCEPTION
                                                                      THREE MONTHS ENDED           NINE MONTHS      (MARCH 20, 1998)
                                                               -------------------------------        ENDED              THROUGH
                                                                SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,       SEPTEMBER 30,
                                                                    1999             1998             1999               1998
                                                               ---------------  --------------  -----------------  -----------------
                                                                                        (IN THOUSANDS)
   Interest income:
        Interest and fees on loans                                  $    4,800  $        4,061       $    13,545          $    8,270
        Interest on money market account with Capital
           Crossing Bank                                                   178              23               566                  23
                                                               ---------------  -------------- ------------------  -----------------
                  Total interest income                                  4,978           4,084            14,111               8,293
                                                               ---------------  -------------- ------------------  -----------------
   Gains  on sales of other real estate owned                               31               -               396                   -
                                                               ---------------  -------------- ------------------  -----------------
   General and administrative expenses:
        Loan servicing and advisory services                               108              92               310                 190
        Other general and administrative                                    46               -                96                   -
                                                               ---------------  -------------- ------------------  -----------------
                  Total general and administrative expenses                154              92               406                 190
                                                               ---------------  -------------- ------------------  -----------------
                  Net income                                             4,855           3,992            14,101               8,103
   Preferred stock dividends                                               364              20               973                  40
                                                               ---------------  -------------- ------------------  -----------------
   Net income available to common stockholder                  $         4,491  $        3,972       $    13,128          $    8,063
                                                               ---------------  -------------- ------------------  -----------------
                                                               ---------------  -------------- ------------------  -----------------

                 See accompanying notes to financial statements.

                     ATLANTIC PREFERRED CAPITAL CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                      NINE MONTHS ENDED SEPTEMBER 30, 1999


                                                           Preferred Stock   Preferred Stock
                                         Common Stock         Series A           Series B          Additional
                                        ----------------  --------------------- -----------------    Paid-in     Retained    Total
                                        Shares   Amount    Shares     Amount    Shares   Amount     Capital     Earnings    Amount
                                        -------- -------  --------   --------  -------- -------   ---------  ---------    ----------
                                                                        (dollars in thousands)
Balance at December 31, 1998                100    $  -           -   $    -    1,000    $   -    $ 155,263   $  1,055    $ 156,318
Issuance of preferred stock, Series A         -       -   1,416,130       14        -        -       12,576          -       12,590
Net income                                    -       -           -        -        -        -            -     14,101       14,101
Dividend on preferred stock, Series A         -       -           -        -        -        -            -       (913)        (913)
Cumulative dividend on preferred stock,
Series B                                      -       -           -        -        -        -            -        (60)         (60)
Common stock dividend                         -       -           -        -        -        -            -     (1,363)      (1,363)
                                        -------- -------  ---------  --------  -------- -------  ----------  ---------    ----------
Balance at September  30, 1999              100    $  -   1,416,130    $  14    1,000    $   -   $  167,839   $ 12,820    $ 180,673
                                        -------- -------  ---------  --------  -------- -------  ----------  ---------    ----------
                                        -------- -------  ---------  --------  -------- -------  ----------  ---------    ----------



        PERIOD FROM INCEPTION (MARCH 20, 1998) THROUGH SEPTEMBER 30, 1998




                                                            Preferred Stock   Preferred Stock
                                          Common Stock         Series A           Series B      Additional
                                         ----------------  ------------------ -----------------   Paid-in     Retained   Total
                                         Shares   Amount   Shares    Amount   Shares   Amount     Capital     Earnings   Amount
                                         -------- -------  -------- --------- -------- -------- ------------  -------- -----------

                                                                          (dollars in thousands)
Issuance of common stock                     100   $   -         -    $    -        -    $   -  $   139,740    $    -   $ 139,740
Issuance of preferred stock, Series B          -       -         -         -    1,000        -        1,000         -       1,000
Net income                                     -       -         -         -        -        -            -     8,103       8,103
Cumulative dividend on preferred stock,
Series B                                       -       -         -         -        -        -            -      (40)        (40)
                                         -------- -------  -------- --------- -------- -------- ------------  -------- -----------
Balance at September  30, 1998               100   $   -         -    $    -    1,000    $   -  $   140,740   $ 8,063   $ 148,803
                                         -------- -------  -------- --------- -------- -------- ------------  -------- -----------
                                         -------- -------  -------- --------- -------- -------- ------------  -------- -----------



                 See accompanying notes to financial statements.

                     ATLANTIC PREFERRED CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                                                                              PERIOD FROM
                                                                                                               INCEPTION
                                                                                              NINE            (MARCH 20,
                                                                                          MONTHS ENDED      1998) THROUGH
                                                                                          SEPTEMBER 30,      SEPTEMBER 30,
                                                                                             1999                1998
                                                                                         ----------------  ------------------
                                                                                                   (in thousands)
Cash flows from operating activities:
     Net income                                                                              $    14,101          $    8,103
     Adjustments to reconcile net income to net cash provided by operating activities:
       Discount accretion                                                                        (2,341)             (1,188)
       Net gains on sales and disposition of other real estate owned                               (396)                   -
       Other, net                                                                                  (525)                 303
                                                                                         ----------------  ------------------
          Net cash provided by operating activities                                               10,839               7,218
                                                                                         ----------------  ------------------
Cash flows from investing activities:
     Loan repayments                                                                              32,341              19,654
     Purchases of loans from Capital Crossing Bank                                              (36,774)            (21,609)
     Sales of other real estate owned                                                              1,471                   -
                                                                                         ----------------  ------------------

          Net cash used in investing activities                                                  (2,962)             (1,955)
                                                                                         ----------------  ------------------

Cash flows from financing activities:
     Proceeds from issuance of preferred stock, Series A                                          12,590                   -
     Payment of preferred stock dividends                                                          (838)                   -
     Payment of common stock dividend                                                            (1,363)                   -
                                                                                         ----------------  ------------------
          Net cash from financing activities                                                      10,389                   -
                                                                                         ----------------  ------------------
Net change in cash and cash equivalents                                                           18,266               5,263
Cash and cash equivalents at beginning of period                                                  10,580                   -
                                                                                         ----------------  ------------------
Cash and cash equivalents at end of period                                                   $    28,846          $    5,263
                                                                                         ----------------  ------------------
                                                                                         ----------------  ------------------

Supplemental information:
     Value of loans transferred by Atlantic Preferred Capital's common stockholder
          in exchange for the issuance of common stock and preferred stock, Series B              $    -           $ 140,740
     Dividends declared, not paid on preferred stock, Series A                                       115                   -
     Cumulative dividends accrued, not paid on preferred stock, Series B                              20                  40
     Transfers from loans to other real estate owned                                               1,075                   -
     Income taxes paid                                                                                31                   -


                 See accompanying notes to financial statements.

                     ATLANTIC PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999

Note 1.           BASIS OF PRESENTATION

Atlantic Preferred Capital Corporation ("Atlantic Preferred Capital") is a Massachusetts corporation incorporated on March 20, 1998. Capital Crossing Bank ("Capital Crossing"), formerly Atlantic Bank and Trust Company, created Atlantic Preferred Capital to acquire and hold real estate mortgage assets in a cost-effective manner and to provide Capital Crossing with an additional means of raising capital for federal and state regulatory purposes. Capital Crossing owns, indirectly, all of the outstanding common stock of Atlantic Preferred Capital. Atlantic Preferred Capital intends to operate in a manner which will allow it to be taxed as a real estate investment trust, or a "REIT", under the Internal Revenue Code of 1986, as amended. As a REIT, Atlantic Preferred Capital generally will not be required to pay federal income tax if it distributes its earnings to its stockholders and continues to meet a number of other requirements.

The financial information as of September 30, 1999 and the results of operations, changes in stockholders' equity and cash flows for the periods ended September 30, 1999 and the three month period ended September 30, 1998 are unaudited; however, in the opinion of management, the financial information reflects all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation in accordance with generally accepted accounting principles. Interim results are not necessarily indicative of results to be expected for the entire year.

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

The Series A preferred shares form a series of the preferred stock of Atlantic Preferred Capital. The Series A preferred shares are validly issued, fully paid and nonassessable. The holders of the Series A preferred shares have no preemptive rights with respect to any shares of the capital stock of Atlantic Preferred Capital. The Series A preferred shares are not subject to any sinking fund or other obligation of Atlantic Preferred Capital for their repurchase or retirement. The Series A preferred shares are not convertible into any other securities of Atlantic Preferred Capital. The Series A preferred shares will be exchanged on a ten-for-one basis for preferred shares of Capital Crossing if such exchange is directed by the Federal Deposit Insurance Corporation (the "FDIC") under certain circumstances. The Series A preferred shares rank senior to Atlantic Preferred Capital's common stock and Series B preferred stock, as to dividends and in liquidation.

Holders of Series A preferred shares are entitled to receive, if, when and as declared by the Board of Directors of Atlantic Preferred Capital out of assets of Atlantic Preferred Capital legally available therefor, monthly cash dividends at the rate of 9 3/4% per annum of the liquidation preference (equivalent to $0.975 per share per annum). If declared, dividends on the Series A preferred shares for each monthly period are payable on the fifteenth day of the following month, at such annual rate, to holders of record on the last business day of the monthly dividend period. Monthly dividend periods commence on the first day of each month. The amount of dividends, if declared, payable for the initial period or any period shorter than a full dividend period is computed on the basis of 30-day months, a 360-day year and the actual number of days elapsed in the period. Dividends in each period accrue from the first day of such period, whether or not declared or paid for the prior monthly period. During the nine months ended September 30, 1999, Atlantic Preferred Capital's Board of Directors declared dividends in the aggregate of $913,000 on Series A preferred shares.

Atlantic Preferred Capital has currently outstanding 1,000 Series B preferred shares, of which 900 are held, directly or indirectly, by Capital Crossing. The other 100 Series B preferred shares are held by certain of Capital Crossing's employees and directors (and/or the spouses of certain employees). All of the outstanding Series B preferred shares were originally issued to Capital Crossing in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. There is no established public trading market for the Series B preferred shares.

The holders of Series B preferred shares are entitled to receive annual dividends equal to eight percent (8%) of the liquidation preference of the Series B preferred shares. Dividends on Series B preferred shares are cumulative, and all accumulated and unpaid dividends are paid before any dividends are paid on the common stock. During the nine months ended September 30, 1999, dividends of approximately $60,000 had accrued on Series B preferred stock. During the nine months ended September 30, 1999, Atlantic Preferred Capital's Board of Directors declared dividends in the aggregate of $40,000 on Series B preferred shares.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made or incorporated in this Quarterly Report on Form 10-Q include a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements containing the words "anticipates," "believes," "expects," "intends," "future" and words of similar import which express management's belief, expectations or intentions regarding the future performance of Atlantic Preferred Capital. Atlantic Preferred Capital's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such differences are discussed in this Form 10-Q, Atlantic Preferred Capital's Annual Report on Form 10-K, and Atlantic Preferred Capital's Final Prospectus as filed with the Securities and Exchange Commission on January 28, 1999, and include, without limitation: (i) the possible exchange of the Series A preferred shares for preferred shares of Capital Crossing at the direction of the FDIC if Capital Crossing becomes or may in the near term become undercapitalized or is placed in conservatorship or receivership; (ii) risks associated with mortgage loans generally, and particularly the geographic concentration of Atlantic Preferred Capital's loan portfolio at September 30, 1999 in the Northeast and California; and (iii) the failure by Atlantic Preferred Capital to maintain its status as a REIT for federal income tax purposes.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Net income available to common stockholders increased $519,000, or 13.1%, to $4.5 million for the three months ended September 30, 1999 compared to $4.0 million for the three months ended September 30, 1998. Total interest income increased $894,000, or 21.9%, to $5.0 million for the three months ended September 30, 1999, compared to $4.1 million for the three months ended September 30, 1998. Interest and fees income on loans for the three months ended September 30, 1999 increased $739,000, or 18.2%, to $4.8 million compared to $4.1 million for the three months ended September 30, 1998. This was due primarily to an increase of $29.9 million in the average balance from $127.3 million for the three months ended September 30, 1998 to $157.2 million for the three months ended September 30, 1999.

The average balance and yield on Atlantic Preferred Capital's loan portfolio is summarized as follows:



                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
              ----------------------------------------------------------------------------------------------------------
                                      1999                                                   1998
              -----------------------------------------------------  ---------------------------------------------------

                   AVERAGE           INTEREST                             AVERAGE          INTEREST
                   BALANCE            INCOME            YIELD             BALANCE           INCOME           YIELD
              -----------------  ----------------  ----------------  ------------------  --------------  ---------------
                                                       (dollars in thousands)
Loans, net        $    157,218        $    4,800            12.11%        $    127,320       $   4,061           12.65%



Gain on sale of other real estate owned of $31,000 for the three months ended September 30, 1999 consisted of additional funds received in connection with two properties sold during the first quarter of 1999.

General and administrative expenses for the three months ended September 30, 1999 increased $62,000, or 67.4%, to $154,000 compared to $92,000 for the three months ended September 30, 1998. This increase is primarily attributable to accounting, reporting, legal, and printing expenses.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND PERIOD FROM INCEPTION (MARCH 20, 1998) THROUGH SEPTEMBER 30, 1998

Net income available to common stockholders increased $5.1 million, or 62.8%, to $13.1 million for the nine months ended September 30, 1999 compared to the period from inception through September 30, 1998. Atlantic Preferred Capital reported total interest income of $14.1 million for the nine months ended September 30, 1999. Interest and fees on loans were $13.5 million representing a total average yield of 12.17% for the same period. The average balance of loans increased from $133.0 for the 1998 period to $148.8 for the 1999 period.

The average balance and yield on Atlantic Preferred Capital's loan portfolio is summarized as follows:



                                NINE MONTHS ENDED                        PERIOD FROM INCEPTION (MARCH 20, 1998)
                               SEPTEMBER 30, 1999                              THROUGH SEPTEMBER 30, 1998
              -----------------------------------------------------  ---------------------------------------------------

                   AVERAGE        INTEREST                              AVERAGE           INTEREST
                   BALANCE        INCOME              YIELD             BALANCE           INCOME           YIELD
              -----------------  ----------------  ----------------  ------------------  --------------  ---------------
                                                       (dollars in thousands)
Loans, net        $    148,769        $   13,545            12.17%        $    132,980       $   8,270           12.40%



For the nine months ended September 30, 1999, Atlantic Preferred Capital realized gains on sales of other real estate owned of $396,000 due to the sale of two properties in the first quarter of 1999.

General and administrative expenses for the nine months ended September 30, 1999 consisted of $310,000 in loan servicing and advisory expenses and $96,000 in other general and administrative expenses. General and administrative expenses for the period ended September 30, 1998 consisted solely of loan servicing and advisory expenses totaling $190,000.

Atlantic Preferred Capital intends to pay dividends on its preferred and common stock in amounts necessary to continue to preserve its status as a REIT under the Internal Revenue Code.

FINANCIAL CONDITION

LOAN PORTFOLIO

For the nine months ended September 30, 1999, Atlantic Preferred Capital purchased loans from Capital Crossing, having gross outstanding principal balances at the time of acquisition of $37.4 million.

The following table sets forth information regarding the composition of the loan portfolio:


                                                     SEPTEMBER 30,       DECEMBER 31,
                                                         1999               1998
                                                   -----------------  ----------------
Mortgage loans on real estate:                               (in thousands)

      Commercial                                        $   108,357        $   99,695
      One to four family                                      9,636            12,339
      Multifamily                                            47,961            49,854
      Land                                                    1,521             1,458
                                                   -----------------  ----------------
                                                            167,475           163,346

Secured commercial                                              236               251
Other                                                           408               250
                                                   -----------------  ----------------
      Total loan portfolio                                  168,119           163,847
Less discount:
      Non-amortizing discount (1)                           (7,909)          (10,737)
      Amortizing discount                                   (6,458)           (6,537)
      Net deferred loan income                                 (38)              (76)
      Allowance for loan losses                             (2,855)           (1,337)
                                                   -----------------  ----------------
      Loans, net                                        $   150,859       $   145,160
                                                   -----------------  ----------------
                                                   -----------------  ----------------

(1) Non-amortizing discount is an allocation of the total discount on purchased loans accounted for on the cost recovery method until it is determined that the amount and timing of collections are reasonably estimable and collection is probable.

Atlantic Preferred Capital intends that each loan acquired from Capital Crossing in the future will be a whole loan, and will be originated or acquired by Capital Crossing in the ordinary course of its business. Atlantic Preferred Capital also intends that all loans held by it will be serviced by Capital Crossing pursuant to the master service agreement between Atlantic Preferred Capital and Capital Crossing.

Non-accrual loans, net of discount, totaled $1.7 million and $3.9 million at September 30, 1999 and December 31, 1998, respectively. Loans are generally placed on non-accrual status and interest is not accrued when the collectibility of principal and interest is not probable or estimable. Unpaid interest income previously accrued on such loans is generally reversed against current period interest income and the loan is accounted for using the cost recovery method, whereby any amounts received are applied against the recorded amount of the loan. A loan is returned to accrual status when it becomes evident that all principal and interest is collectible.

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

In addition, during the first quarter of 1999, Atlantic Preferred Capital transferred $860,000 from non-amortizing discount to the allowance for loan losses. Effective January 1, 1999, on a prospective basis, individual loan balances are reported net of non-amortizing and amortizing discounts, if any. Under pool accounting such discounts were available for allocation to all loans purchased as part of a pool; under loan-by-loan accounting all available discount is allocated to individual loans. Accordingly, in connection with the accounting change, the transfer of $860,000 of non-amortizing discount to the allowance for loan losses represented general reserve allocations on outstanding purchased loan balances. As a result, this transfer contributed to the ratio of the allowance for loan losses to net loans increasing from 0.91% at December 31, 1998 to 1.86% at September 30, 1999, with a related decrease in the ratio of non-amortizing discount to net loans. Accordingly, the transfer has no effect on the amount of total loans, net.



An analysis of the allowance for loan losses follows:


                                                                                                                  Period from
                                             Three Months Ended      Three Months Ended     Nine Months Ended  Inception through
                                             September 30, 1999      September 30, 1998       September 30,      September 30,
                                                                                                  1999               1998
                                            ---------------------- -----------------------  ------------------ ------------------
                                                                          (in thousands)
   Balance at beginning of period                      $    2,855             $     1,337         $     1,337         $        -
   Additions in connection with loans                           -                       -                 658              1,337
   purchased
   Transfer from non-amortizing discount                        -                       -                 860                  -
                                            ---------------------- -----------------------  ------------------ ------------------
   Balance at end of period                            $    2,855             $     1,337         $     2,855        $     1,337
                                            ---------------------- -----------------------  ------------------ ------------------
                                            ---------------------- -----------------------  ------------------ ------------------



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

SIGNIFICANT CONCENTRATION OF CREDIT RISK

Concentration of credit risk generally arises with respect to Atlantic Preferred Capital's loan portfolio when a number of borrowers engage in similar business activities, or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of Atlantic Preferred Capital's performance to both positive and negative developments affecting a particular industry. Atlantic Preferred Capital's balance sheet exposure to geographic concentrations directly affects the credit risk of the loans within its loan portfolio. At September 30, 1999 and December 31, 1998, 76.1% and 81.2%, respectively, of Atlantic Preferred Capital's total loan portfolio consisted of loans located in New England and California. Consequently, these loans may be subject to a greater risk of default than other comparable loans in the event of adverse economic, political or business developments and natural hazards in New England or California that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages.

LIQUIDITY RISK MANAGEMENT

The objective of liquidity risk management is to ensure the availability of sufficient cash flows to meet all of Atlantic Preferred Capital's financial commitments and to capitalize on opportunities for Atlantic Preferred Capital's business expansion. In managing liquidity risk, Atlantic Preferred Capital takes into account various legal limitations placed on a REIT.

       Atlantic Preferred Capital's principal liquidity needs are:

       (1) to maintain the current portfolio size through the acquisition of additional mortgage assets as mortgage assets currently in the loan portfolio mature, pay down or prepay, and

       (2) to pay dividends on the Series A and B preferred shares.

The acquisition of additional mortgage assets is intended to be funded primarily through repayment of principal balances of mortgage assets by individual borrowers. Atlantic Preferred Capital does not have and does not anticipate having any material capital expenditures. To the extent that the Board of Directors determines that additional funding is required, Atlantic Preferred Capital may raise such funds through additional equity offerings, debt financing or retention of cash flow (after consideration of provisions of the Internal Revenue Code requiring the distribution by a REIT of at least 95% of its REIT taxable income and taking into account taxes that would be imposed on undistributed income), or a combination of these methods. Atlantic Preferred Capital has no debt outstanding. The organizational documents of Atlantic Preferred Capital limit the amount of indebtedness which it is permitted to incur to no more than 100% of the total stockholders' equity of Atlantic Preferred Capital. Any such debt may include intercompany advances made by Capital Crossing to Atlantic Preferred Capital.

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

Atlantic Preferred Capital is dependent in virtually every phase of its operations on Capital Crossing, including the computer and other systems of Capital Crossing. Accordingly, Atlantic Preferred Capital is addressing the Year 2000 issue with respect to its operations through its relationship with Capital Crossing under the advisory agreement and the master service agreement. During 1997, the management of Capital Crossing developed an action plan to address the Year 2000 issue. Capital Crossing uses computer systems (including hardware and software) primarily to track deposits and loans, transfer funds, prepare financial reports, and perform financial calculations. Capital Crossing's loan processing is outsourced to BISYS, Inc. ("BISYS") under a service agreement. Capital Crossing's deposit processing is outsourced to M&I Data Services, Inc. ("M&I") under a service agreement.

Capital Crossing's plan includes five phases as suggested by the FDIC and other bank regulatory authorities: awareness, assessment, renovation, validation, and testing. In 1997, Capital Crossing substantially completed the awareness and assessment phases of the plan with regard to its computer systems, and identified those areas that are considered mission critical. Capital Crossing began working with BISYS, reviewing its plans and determining how to validate the readiness of its system. Also in connection with the awareness and assessment phases of the plan, Capital Crossing raised the Year 2000 issue with its vendors, service providers, and customers. All vendors listed in Capital Crossing's accounts payable system were sent a questionnaire on the Year 2000 issue. Some vendors provided written responses to the questionnaires and others were sent follow-up letters and were telephoned regarding any follow-up questions or issues. Most of Capital Crossing's vendors have responded to its questionnaires and follow-up letters. Based on these responses, most of Capital Crossing's vendors have indicated that they have a plan to remediate their systems as needed or are already Year 2000 compliant.

In June 1999, Capital Crossing signed agreements with Security First Technologies and M&I Data Services for essential web hosting and other Internet related services and for deposit and other processing services. As part of these arrangements Capital Crossing has received information and assurances as to the Year 2000 readiness of those service providers.

Capital Crossing is in the process of evaluating the risk of customer failure to prepare for the Year 2000 issue, any associated effect of the ability of customers to repay outstanding loans and leases, and impact on the adequacy of the level of the allowance for loan and lease losses. Capital Crossing currently considers Year 2000 risks in evaluating the adequacy of the allowance for loan and lease losses. In accordance with applicable FDIC regulations, Capital Crossing has also distributed written materials to all of its depositors (including deposit brokers) with over $250,000 on deposit regarding the Year 2000 issue, including a description of Capital Crossing's plan and the status of the plan. Capital Crossing also distributed questionnaires to its borrowers with loans totaling $500,000 or more. Some of these depositors and borrowers provided written responses to the questionnaires and others were sent follow-up letters and/or were telephoned regarding any follow-up questions or issues. All of these depositors and approximately 80% of these borrowers have responded to the questionnaires and follow-up letters and have indicated that they have a plan to remediate their systems as needed or are already Year 2000 compliant. Capital Crossing is continuing to follow-up with those borrowers who have not yet responded.

Capital Crossing's plan calls for validation and testing with respect to all mission critical systems. Mission critical systems include loan processing, deposit processing, general ledger and funds transfer systems. Other systems that are non-mission critical include the local area network, the network operating system and desktop applications. In the first half of 1998, Capital Crossing upgraded its local area network, including the network operating system and desktop application software. In addition, most of Capital Crossing's desktop systems were similarly upgraded. The manufacturer of the network operating system and desktop application software has certified that all of these products are Year 2000 compliant. Capital Crossing has also conducted internal testing on these products and has similarly concluded that they are Year 2000 compliant. Capital Crossing has also installed a test lab simulating a Year 2000 environment with possible date sensitive components, including computers, operating systems, and base applications. The manufacturers of its network operating system and desktop application software have certified that all of these products are Year 2000 compliant.

Testing of the mission critical systems was completed according to the schedule prepared by BISYS and, with respect to the funds transfer system, the Federal Reserve Bank of Boston. The test period ran from November 1998 through April 1999. During this period, the entire test process was performed twice. Capital Crossing had an opportunity to re-test any applications that produced errors in the initial testing. No significant Year 2000 processing problems were encountered in Capital Crossing's testing. Capital Crossing believes that it and its vendors, customers, and service providers are currently on schedule in accordance with the plan.

Testing of the M&I systems was completed prior to Capital Crossing's conversion to the systems. M&I provided detailed results of the Y2K testing. The test results were reviewed and compared to the BISYS test results by Capital Crossing's Information Technology staff and an independent auditor. Some minor differences in testing and reporting methodology were discovered. These were resolved through discussions with M&I's Y2K team. We have concluded that the M&I testing validated the operation of the deposit system.

Capital Crossing's executive offices were renovated in 1997 and early 1998, with new building systems, such as fire and security alarm systems and HVAC system, installed at such time. All of the contractors and suppliers of such building systems certified that their systems are Year 2000 compliant. The building operator and Capital Crossing tested such systems and similarly concluded that such systems are Year 2000 compliant.

Capital Crossing's risk management program includes emergency backup and recovery procedures to be followed in the event of failure of a mission-critical system. These procedures have been expanded to include specific procedures for potential Year 2000 issues, and contingency plans to protect against Year 2000 related interruptions. Capital Crossing has completed contingency plans which include backup procedures, identification of alternate suppliers, emergency plans to handle power outages, telecommunication failures and other such contingencies.

Based on its review to date, Capital Crossing believes that the primary costs of addressing the Year 2000 issue will include internal staffing, consulting, system testing and modification. Capital Crossing currently expects that the total third party expenses associated with the plan will be approximately $150,000, and will be incurred primarily from the third quarter of 1998 through December 31, 1999. The costs are not considered to have a material affect on operating expenses or budgets of Capital Crossing. Capital Crossing plans to account for these costs as expense items. The costs include an independent review by an external firm under an engagement letter signed June 29, 1998.

While Atlantic Preferred Capital believes that Capital Crossing is taking reasonable steps with respect to the Year 2000 issue, if the phases of the plan are not completed on time, the costs associated with becoming Year 2000 compliant exceed Capital Crossing's estimates, third party providers are not Year 2000 compliant on a timely basis, or customers with material loan obligations are unable to meet their repayment obligations due to Year 2000 problems, the Year 2000 issue could have a material impact on Capital Crossing's financial results, and consequently may have a material impact on Atlantic Preferred Capital's financial results. In addition, Capital Crossing's efforts to address the Year 2000 issue are being monitored by its federal banking regulators. Failure to be Year 2000 compliant on a timely basis could subject Capital Crossing to formal supervisory or enforcement actions. Any of the foregoing issues could have a material adverse impact on the ability of Capital Crossing to service Atlantic Preferred Capital's loan portfolio and otherwise manage its business which could have a material adverse effect on Atlantic Preferred Capital's business, financial condition or results of operations.

The preceding Year 2000 discussion contains various forward-looking statements which represent Atlantic Preferred Capital's beliefs or expectations regarding future events. When used in the Year 2000 discussion, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, Capital Crossing's expectations as to when it will complete the phases of the plan; its estimated costs; and its belief that its internal systems will be Year 2000 compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code; and the actions of governmental agencies or other third parties with respect to Year 2000 problems.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is the objective of Atlantic Preferred Capital to attempt to control risks associated with interest rate movements. Market risk is the risk of loss from adverse changes in market prices and interest rates. Atlantic Preferred Capital's market risk arises primarily from interest rate risk inherent in holding loans. To that end, management actively monitors and manages its interest rate risk exposure. Atlantic Preferred Capital's management reviews, among other things, the sensitivity of Atlantic Preferred Capital's assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, and maturities of investments. Capital Crossing's senior management also approves and establishes pricing and funding decisions with respect to Atlantic Preferred Capital's overall asset and liability composition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Interest Rate Risk"; "--Significant Concentration of Credit Risk" and "--Liquidity Risk Management" beginning on page 9 of this Quarterly Report on Form 10-Q.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K are set forth below.

Exhibit
  No.                   Exhibit
-------          ---------------
  27              Financial Data Schedule

(b) No reports on Form 8-K were filed during the three months ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ATLANTIC PREFERRED CAPITAL CORPORATION

Date: November 11, 1999                BY: /s/ Richard Wayne
                                       ---------------------

                                               Richard Wayne
                                               President



Date: November 11, 1999                BY: /s/ John L. Champion
                                       ------------------------

                                               John L. Champion
                                               Treasurer