Form 10-K
period 1999-12-31
ATLANTIC PREFERRED CAPITAL CORP
filed 2000-03-30
CIK 1072806

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 OR
         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                        COMMISSION FILE NUMBER 000-25193

                     ATLANTIC PREFERRED CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

             MASSACHUSETTS                                  04-3439366
       (State of incorporation)                 (IRS Employer Identification No.)

           101 SUMMER STREET                                  02210
         BOSTON, MASSACHUSETTS                              (zip code)
    (Address of principal executive
               offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (617) 880-1000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
          9 3/4% NON-CUMULATIVE EXCHANGEABLE PREFERRED STOCK, SERIES A
                                (Title of Class)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The number of shares outstanding of the registrant's sole class of common stock was 100 shares, $.01 par value per share, as of March 15, 2000. No common stock was held by non-affiliates of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    This Form 10-K contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Atlantic Preferred Capital's actual results could differ materially from those projected in the forward-looking statements as a result, among other factors, of changes in general, national or regional economic conditions, changes in loan and lease default and charge-off rates relating to a decline in the commercial real estate market or otherwise, changes in market conditions affecting the sale and purchase of loans on a discounted basis.

GENERAL

    Atlantic Preferred Capital Corporation ("Atlantic Preferred Capital") is a Massachusetts corporation incorporated on March 20, 1998. Capital Crossing Bank ("Capital Crossing"), formerly Atlantic Bank and Trust Company, organized Atlantic Preferred Capital to acquire and hold real estate mortgage assets in a cost-effective manner and to provide Capital Crossing with an additional means of raising capital for federal and state regulatory purposes. Capital Crossing owns all of the outstanding common stock of Atlantic Preferred Capital. Atlantic Preferred Capital operates in a manner which allows it to be taxed as a real estate investment trust, or a "REIT", under the Internal Revenue Code of 1986, as amended. As a REIT, Atlantic Preferred Capital will generally not be required to pay federal income tax if it distributes its earnings to its stockholders and continues to meet a number of other requirements.

    On March 31, 1998, Capital Crossing capitalized Atlantic Preferred Capital by transferring mortgage loans valued at $140.7 million in exchange for 1,000 shares of Atlantic Preferred Capital's 8% Cumulative Non-Convertible Preferred Stock, Series B, valued at $1.0 million and 100 shares of Atlantic Preferred Capital's common stock valued at $139.7 million.

    On February 1, 1999, Atlantic Preferred Capital closed its initial public offering of 1,260,000 shares of its 9 3/4% Non-cumulative exchangeable preferred stock, Series A. On February 12, 1999, Atlantic Preferred Capital sold an additional 156,130 Series A preferred shares in connection with the underwriters' exercise of their overallotment option. The net proceeds to Atlantic Preferred Capital from the sale of Series A preferred shares were $12.6 million.

    Atlantic Preferred Capital's principal business objective is to acquire and hold mortgage assets that will generate net income for distribution to stockholders. All of the mortgage assets in Atlantic Preferred Capital's loan portfolio at December 31, 1999 were acquired from Capital Crossing and it is anticipated that substantially all additional mortgage assets will be acquired from Capital Crossing. As of December 31, 1999, Atlantic Preferred Capital held loans acquired from Capital Crossing with gross outstanding principal balances of $150.9 million. Atlantic Preferred Capital's loan portfolio at December 31, 1999 consisted primarily of mortgage assets secured by commercial or multi-family properties.

    Capital Crossing administers the day-to-day activities of Atlantic Preferred Capital in its roles as servicer under the master service agreement and as advisor under the advisory agreement. Atlantic Preferred Capital pays Capital Crossing an annual servicing fee equal to 0.20% and an annual advisory fee equal to 0.05%, respectively, of the gross outstanding principal balances of loans in the loan portfolio. Capital Crossing and its affiliates have interests that are not identical to those of Atlantic Preferred Capital. Consequently, conflicts of interest will arise with respect to transactions, including, without limitation:

    (1) future acquisitions of mortgage assets from Capital Crossing or its affiliates;

    (2) servicing of mortgage assets, particularly with respect to mortgage assets that become classified or placed on nonaccrual status; and

    (3) the modification of the advisory agreement and the master service agreement.

    It is the intention of Atlantic Preferred Capital that any agreements and transactions between Atlantic Preferred Capital and Capital Crossing are fair to all parties and consistent with market terms, including the price paid and received for mortgage assets on their acquisition or disposition by Atlantic Preferred Capital or in connection with the servicing of such mortgage assets. However, there can be no assurance that such agreements or transactions will be on terms as favorable to Atlantic Preferred Capital as those that could have been obtained from unaffiliated third parties.

CAPITAL CROSSING BANK

    Capital Crossing was organized as a Massachusetts-chartered trust company in December 1987, and commenced operations in February 1988. Capital Crossing operates as a commercial bank primarily focused on purchasing and originating commercial loans and leases that finance the business activities of individuals and small companies. To the extent authorized by law, Capital Crossing's deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC"). Capital Crossing conducts business from its executive and main office in downtown Boston, Massachusetts, and a branch in Chestnut Hill, Massachusetts, through its website at www.capitalcrossing.com and through its leasing subsidiary in Moberly, Missouri. At December 31, 1999, Capital Crossing had total assets of $639.9 million, deposits of $541.5 million and stockholders' equity of $72.7 million. At December 31, 1999, under the regulatory capital ratios developed and monitored by the federal bank regulatory agencies and applicable to banks, Capital Crossing's capital was sufficient to enable it to be qualified as "well capitalized."

    Capital Crossing focuses on selected business lines that management has identified as having the potential to provide higher levels of profitability consistent with prudent banking practices. These business lines include:

    - the acquisition and origination of loans secured primarily by commercial real estate, multi-family residential real estate and one-to-four family residential real estate, generally at a discount from their then outstanding principal balances; and

    - providing lease financing to businesses and individuals through its wholly-owned subsidiary, Dolphin Capital Corp.

    Capital Crossing funds its activities with deposits consisting primarily of certificates of deposit and money market accounts. Capital Crossing also offers retail deposit services, including checking and savings accounts, and related services to businesses and individuals through the nationwide electronic banking networks.

    As a majority-owned subsidiary of Capital Crossing, the assets and liabilities and results of operations of Atlantic Preferred Capital are consolidated with those of Capital Crossing for Capital Crossing's financial reporting and regulatory capital purposes. As such, loans acquired by Atlantic Preferred Capital from Capital Crossing will nevertheless be treated as assets of Capital Crossing for purposes of compliance by Capital Crossing with the FDIC's regulatory capital requirements and in Capital Crossing's consolidated financial statements. Interest income on those loans will be treated as interest income of Capital Crossing in Capital Crossing's consolidated financial statements.

ACQUISITION OF LOAN PORTFOLIO

    On March 31, 1998, Capital Crossing transferred to Atlantic Preferred Capital loans with gross outstanding principal balances of $159.7 million in exchange for 1,000 Series B preferred shares and 100 shares of Atlantic Preferred Capital's common stock. Atlantic Preferred Capital entered into a master mortgage loan purchase agreement with Capital Crossing dated as of the same date which provides the general terms for the acquisition by Atlantic Preferred Capital of mortgage assets from Capital Crossing.

During 1999, Atlantic Preferred Capital purchased mortgage assets with gross outstanding principal balances of $37.4 million for cash equal to their net carrying value of $36.3 million. During 1998, mortgage assets with gross outstanding principal balances of $23.7 million were purchased for cash equal to their net carrying value of $21.6 million. During 1998, Capital Crossing transferred mortgage loans with gross outstanding balances of $15.5 million in the form of a capital contribution equal to their net carrying value of $14.5 million.

    Pursuant to the terms of the master mortgage loan purchase agreement, Capital Crossing delivers or causes to be delivered to Atlantic Preferred Capital the mortgage note with respect to each mortgage asset (together with all amendments and modifications thereto) endorsed in blank, the original or certified copy of the mortgage (together with all amendments and modifications thereto) with evidence of recording indicated thereon, if available, and an original or certified copy of an assignment of the mortgage in recordable form. Such documents are initially held by Capital Crossing, acting as custodian for Atlantic Preferred Capital pursuant to the terms of the master service agreement.

    Under the master mortgage loan purchase agreement, Capital Crossing makes certain representations and warranties with respect to the mortgage assets for the benefit of Atlantic Preferred Capital regarding information provided with respect to mortgage assets, liens, validity of the mortgage documents, and compliance with laws. Capital Crossing is obligated to repurchase any mortgage asset sold by it to Atlantic Preferred Capital as to which there is a material breach of any such representation or warranty, unless Atlantic Preferred Capital permits Capital Crossing to substitute other qualified mortgage assets for such mortgage asset. Capital Crossing also indemnifies Atlantic Preferred Capital for damages or costs resulting from any such breach. The repurchase price for any such mortgage asset is such asset's net carrying value plus accrued and unpaid interest on the date of repurchase.

MANAGEMENT POLICIES AND PROGRAMS

    In administering Atlantic Preferred Capital's mortgage assets, Capital Crossing has a high degree of autonomy. Atlantic Preferred Capital's Board of Directors, however, has adopted certain policies to guide the acquisition and disposition of assets, use of capital and leverage, credit risk management and certain other activities. These policies, which are discussed below, may be amended or revised from time to time at the discretion of Atlantic Preferred Capital's Board of Directors.

    ASSET ACQUISITION AND DISPOSITION POLICIES. Atlantic Preferred Capital anticipates that it will from time to time purchase additional mortgage assets. Atlantic Preferred Capital intends to acquire all or substantially all of such mortgage assets from Capital Crossing on terms that are comparable to those that could be obtained by Atlantic Preferred Capital if such mortgage assets were purchased from unrelated third parties, proceeds received in connection with the repayment or disposition of mortgage assets or the contribution of additional capital by Capital Crossing. Atlantic Preferred Capital and Capital Crossing do not currently have specific policies with respect to the purchase by Atlantic Preferred Capital from Capital Crossing of particular loans or pools of loans, other than that such assets must be eligible to be held by a REIT. Atlantic Preferred Capital intends generally to acquire only performing loans from Capital Crossing. Atlantic Preferred Capital may also from time to time acquire mortgage assets from unrelated third parties. To date, Atlantic Preferred Capital has not adopted any arrangements or procedures by which it would purchase mortgage assets from unrelated third parties, and it has not entered into any agreements with any third parties with respect to the purchase of mortgage assets. Atlantic Preferred Capital anticipates that it would purchase mortgage assets from unrelated third parties only if neither Capital Crossing nor any of its affiliates had an amount or type of mortgage asset sufficient to meet the requirements of Atlantic Preferred Capital. Atlantic Preferred Capital currently anticipates that the mortgage assets that it purchases will primarily include commercial mortgage loans, although if Capital Crossing develops an expertise in additional mortgage asset products, Atlantic Preferred Capital may purchase such additional types of mortgage assets. In addition, Atlantic Preferred Capital may also from time to time acquire limited amounts of other assets eligible to be held by REITs.

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

    Atlantic Preferred Capital has no debt outstanding and it does not currently intend to incur any indebtedness. The organizational documents of Atlantic Preferred Capital limit the amount of indebtedness which it is permitted to incur to no more than 100% of the total stockholders' equity of Atlantic Preferred Capital. Any such debt incurred may include intercompany advances made by Capital Crossing to Atlantic Preferred Capital. Atlantic Preferred Capital has guaranteed certain obligations of Capital Crossing and has agreed to pledge certain of its assets in connection with advances Capital Crossing may receive from time to time by the Federal Home Loan Bank of Boston ("FHLBB"). The advances from the FHLBB will be used by Capital Crossing primarily for the purchase of mortgage assets. These assets generally would be available for contribution to or purchase by Atlantic Preferred Capital. The guaranty and pledge were approved by the independent directors of Atlantic Preferred Capital, subject to certain requirements and limitations.

    Atlantic Preferred Capital may also issue additional series of preferred stock. However, it may not issue any new class or series of capital stock ranking senior to the Series A preferred shares without the consent of the holders of at least two-thirds of the outstanding Series A preferred shares and may not issue additional shares of preferred stock ranking on parity with the Series A preferred shares without the approval of a majority of the independent directors. Atlantic Preferred Capital does not currently intend to issue any additional series of preferred stock. Prior to any future issuance of additional shares of preferred stock, Atlantic Preferred Capital will take into consideration Capital Crossing's regulatory capital requirements and the cost of raising and maintaining that capital at the time.

    CONFLICTS OF INTEREST POLICIES. Because of the nature of Atlantic Preferred Capital's relationship with Capital Crossing and its affiliates, conflicts of interest have arisen and will arise with respect to certain transactions, including without limitation, Atlantic Preferred Capital's acquisition of mortgage assets from, or disposition of mortgage assets or foreclosed property to, Capital Crossing or its affiliates and the modification of the master service agreement. It is Atlantic Preferred Capital's policy that the terms of any financial dealings with Capital Crossing and its affiliates will be consistent with those available from third parties in the mortgage lending industry. In addition, Atlantic Preferred Capital has elected two independent directors and has established an audit committee of the Board of Directors which is comprised of the independent directors. Among other functions, the audit committee will review transactions between Atlantic Preferred Capital and Capital Crossing and its affiliates. Under the terms of the advisory agreement, certain activities of Capital Crossing, as advisor for Atlantic Preferred Capital, are subject to the approval of the Board of Directors of Atlantic Preferred Capital, including the approval of a majority of the independent directors.

    Conflicts of interest between Atlantic Preferred Capital and Capital Crossing and its affiliates may also arise in connection with decisions bearing upon the credit arrangements that Capital Crossing or one of its affiliates may have with a borrower. Conflicts could also arise in connection with actions taken by Capital Crossing as a controlling person of Atlantic Preferred Capital. It is the intention of Atlantic Preferred Capital and Capital Crossing that any agreements and transactions between Atlantic Preferred Capital, on the one hand, and Capital Crossing or its affiliates, on the other hand, including, without limitation, the master mortgage loan purchase agreement, are fair to all parties and are consistent with market terms for such types of transactions. The master service agreement provides that foreclosures and dispositions of the mortgage assets are to be performed with a view toward maximizing the recovery by Atlantic Preferred Capital as owner of the mortgage assets, and Capital Crossing shall service the mortgage assets solely with a view toward the interests of Atlantic Preferred Capital, and without regard to the interests of Capital Crossing or any of its affiliates. However, there can be no assurance that any such agreement or transaction will be on terms as favorable to Atlantic Preferred Capital as would have been obtained from unaffiliated third parties.

    There are no provisions in Atlantic Preferred Capital's Restated Articles of Organization limiting any officer, director, security holder or affiliate of Atlantic Preferred Capital from having any direct or indirect pecuniary interest in any mortgage asset to be acquired or disposed of by Atlantic Preferred Capital or in any transaction in which Atlantic Preferred Capital has an interest or from engaging in acquiring and holding mortgage assets. As described herein, it is expected that Capital Crossing and its affiliates will have direct interests in transactions with Atlantic Preferred Capital (including without limitation the sale of mortgage assets to Atlantic Preferred Capital). It is not currently anticipated, however, that any of the officers or directors of Atlantic Preferred Capital will have any interests in such mortgage assets.

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

    Under the advisory agreement, Capital Crossing intends to monitor and review Atlantic Preferred Capital's compliance with the requirements of the Internal Revenue Code regarding Atlantic Preferred Capital's qualification as a REIT on a quarterly basis and to have an independent public accounting firm, selected by the Board of Directors of Atlantic Preferred Capital, review the results of Capital Crossing's analysis.

DESCRIPTION OF LOAN PORTFOLIO AT DECEMBER 31, 1999 AND 1998

    Information with respect to Atlantic Preferred Capital's loan portfolio is presented as of December 31, 1999 and 1998. Atlantic Preferred Capital's loan portfolio may or may not have the characteristics described below at future dates, although Atlantic Preferred Capital intends to maintain at least 95% of its portfolio in a combination of commercial mortgage loans and other mortgage assets with the remainder of its portfolio in other assets eligible to be held by REITs.

    To date, all of Atlantic Preferred Capital's loans have been acquired from Capital Crossing. At December 31, 1999 and 1998, Atlantic Preferred Capital's loan portfolio was comprised of 394 and 416 loans, respectively, with gross outstanding principal balances totaling $150.9 million and $163.8 million respectively.

    The following table sets forth information regarding the composition of the loan portfolio:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Loan portfolio:
Mortgage loans on real estate:
  Commercial................................................  $ 98,748   $ 99,695
  Multi-family..............................................    42,677     49,854
  One-to-four family........................................     8,415     12,339
  Land......................................................       820      1,458
                                                              --------   --------
                                                               150,660    163,346
                                                              --------   --------
Secured commercial..........................................       232        251
Other.......................................................        29        250
                                                              --------   --------
      Total loan portfolio..................................   150,921    163,847
Less:
  Non-amortizing discount (1)...............................    (7,318)   (10,737)
  Amortizing discount.......................................    (5,544)    (6,537)
  Net deferred loan fees....................................       (41)       (76)
  Allowance for loan losses.................................    (2,855)    (1,337)
                                                              --------   --------
      Loans, net............................................  $135,163   $145,160
                                                              ========   ========

------------------------

(1) Non-amortizing discount is an allocation of the total discount on purchased loans accounted for on the cost recovery method until it is determined that the amount and timing of collections are reasonably estimable and collection is probable.

    The following table sets forth certain information regarding the geographic location of properties securing the mortgage loans in the loan portfolio at December 31, 1999:

                                                                                      PERCENTAGE OF TOTAL
                   LOCATION                     NUMBER OF LOANS   PRINCIPAL BALANCE    PRINCIPAL BALANCE
                   --------                     ---------------   -----------------   -------------------
                                                                     (IN THOUSANDS)
California....................................         40              $ 40,297              26.75%
Massachusetts.................................        123                38,545              25.58
Connecticut...................................         79                16,468              10.93
New Hampshire.................................         66                 9,509               6.31
New York......................................         19                 9,181               6.09
Rhode Island..................................         16                 5,781               3.84
Arizona.......................................          2                 4,816               3.20
Florida.......................................          6                 4,131               2.74
New Jersey....................................          8                 3,882               2.58
Virginia......................................          3                 3,169               2.10
Maine.........................................          5                 3,043               2.02
All others....................................         21                11,838               7.86
                                                      ---              --------             ------
                                                      388              $150,660             100.00%
                                                      ===              ========             ======

    The following tables set forth information regarding maturity, interest rate and principal balance of all loans in the loan portfolio at December 31, 1999:

                                                                                      PERCENTAGE OF TOTAL
PERIOD UNTIL MATURITY                           NUMBER OF LOANS   PRINCIPAL BALANCE    PRINCIPAL BALANCE
---------------------                           ---------------   -----------------   -------------------
                                                                     (IN THOUSANDS)
Six months or less............................         70              $ 19,423              12.87%
Greater than six months to one year...........         18                12,552               8.32
Greater than one year to three years..........         58                33,695              22.33
Greater than three years to five years........         36                15,863              10.51
Greater than five years to ten years..........         95                26,358              17.46
Greater than ten years........................        117                43,030              28.51
                                                      ---              --------             ------
                                                      394              $150,921             100.00%
                                                      ===              ========             ======

                                                                                      PERCENTAGE OF TOTAL
INTEREST RATE AT DECEMBER 31, 1999              NUMBER OF LOANS   PRINCIPAL BALANCE    PRINCIPAL BALANCE
----------------------------------              ---------------   -----------------   -------------------
                                                                     (IN THOUSANDS)
Less than 7.00%...............................         39              $  9,048               6.00%
7.00 to 7.49..................................         28                19,350              12.82
7.50 to 7.99..................................         21                17,534              11.62
8.00 to 8.49..................................         42                18,848              12.49
8.50 to 8.99..................................         26                 6,913               4.58
9.00 to 9.49..................................         44                18,486              12.25
9.50 to 9.99..................................         58                23,500              15.57
10.00 to 10.49................................         39                13,691               9.07
10.50 to 10.99................................         64                17,120              11.34
11.00 to 11.49................................         12                 3,461               2.29
11.50 to 11.99................................         11                 1,405               0.93
12.00 to 12.49................................          5                   782               0.52
12.50% and above..............................          5                   783               0.52
                                                      ---              --------             ------
                                                      394              $150,921             100.00%
                                                      ===              ========             ======

                                                                                      PERCENTAGE OF TOTAL
PRINCIPAL BALANCE                               NUMBER OF LOANS   PRINCIPAL BALANCE    PRINCIPAL BALANCE
-----------------                               ---------------   -----------------   -------------------
                                                                   (IN THOUSANDS)
Less than $50,000.............................         58              $  1,511               1.00%
Greater than $50,000 to $100,000..............         89                 5,629               3.73
Greater than $100,000 to $250,000.............         99                16,067              10.65
Greater than $250,000 to $500,000.............         58                19,251              12.76
Greater than $500,000 to $1,000,000...........         48                35,040              23.21
Greater than $1,000,000 to $2,000,000.........         28                37,636              24.93
Greater than $2,000,000 to $3,000,000.........         12                28,146              18.65
Greater than $3,000,000 to $4,000,000.........          1                 3,315               2.20
Greater than $4,000,000 to $5,000,000.........          1                 4,326               2.87
                                                      ---              --------             ------
                                                      394              $150,921             100.00%
                                                      ===              ========             ======

    A substantial portion of the loan portfolio consists of loans which were purchased by Capital Crossing from third parties and which management of Capital Crossing considers to be undervalued due to market or economic conditions or as a result of special circumstances which might have required a seller to dispose of such assets. These loans are generally secured by commercial real estate, multi-family residential real estate, one-to-four family residential real estate or land located throughout the United States. These loans were generally purchased at discounts from their then outstanding principal balances and have been purchased from private sector sellers in the financial services industry, such as banks, including investment banking institutions, or from government agencies such as the FDIC. Capital Crossing does not utilize any specific threshold underwriting criteria in evaluating individual loans or pools of loans for purchase, but rather evaluates each individual loan or pool of loans, as applicable, on a case by case basis in making a purchase decision as described in more detail below.

    In order to determine the amount that Capital Crossing will bid to acquire loans, Capital Crossing considers, among other factors:

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

    In addition to the factors listed above, Capital Crossing also considers the amount it may realize through collection efforts or foreclosure and sale of the collateral property, net of expenses, and the length of time and costs required to complete the collection or foreclosure process in the event a loan becomes non-performing or is non-performing at the purchase date.

    Prior to acquiring any portfolio of loans, Capital Crossing conducts an acquisition review. This review includes an evaluation of the seller's loan documentation. The current value of the collateral is determined by its in-house appraisal group considering, among other factors, the type of property, its condition and location and its highest and best use. In many cases, real estate brokers and/or appraisers with specific knowledge of the local real estate market are also consulted. As the size and complexity of the collateral increases, Capital Crossing's efforts to value the collateral also increases. For larger, more complex loans, Capital Crossing personnel may visit the collateral property or conduct an internal rental analysis of similar properties. New title searches and tax reports may also be obtained. Capital Crossing's in-house environmental department reviews available information with respect to each property to assess potential environmental risk. The amount of resources devoted to valuing collateral is determined on a case-by-case basis for each loan reviewed.

    Upon purchase of a loan pool, each loan in the pool is assigned to a loan officer. In managing purchased loans, the loan officers seek, among other things, to establish good working relationships with the borrowers. In the event that a purchased loan becomes delinquent, or if it is delinquent at the time of purchase, Capital Crossing aggressively pursues repayment. In the event that a delinquent purchased loan becomes non-performing, Capital Crossing may pursue a number of alternatives including restructuring the loans to levels that are supported by existing collateral and debt service capabilities. During the restructuring period, Atlantic Preferred Capital does not recognize interest income on such loans unless regular payments are being made. In instances where the loan is not restructured, Capital Crossing aggressively pursues repayment, foreclosure or, in certain instances, a deed-in-lieu-of-foreclosure.

    Although Capital Crossing purchases primarily performing loans, from time-to-time Capital Crossing purchases delinquent or non-performing loans as a part of a pool of purchased loans. Atlantic Preferred Capital determines the contractual delinquency of purchased loans prospectively from Capital Crossing's purchase date rather than from the origination date. For example, if Capital Crossing acquires a loan that is past due at the time of acquisition, such loan would not be considered delinquent until it was 90 days past due from Capital Crossing's purchase date. If Capital Crossing acquires a non-performing loan, management evaluates the collectibility of principal and interest and interest would not be accrued when the collectibility of principal and interest is not probable or estimable. Interest income on purchased non-performing loans is generally recognized on the cost recovery method, whereby any amounts received are applied against the recorded amount of the loan.

    As servicing agent for Atlantic Preferred Capital's loan portfolio, Capital Crossing will continue to monitor Atlantic Preferred Capital's loans through its review procedures and updated appraisals. Additionally, in order to monitor the adequacy of cash flows on income-producing properties, Capital Crossing generally obtains financial statements and other information from the borrower and the guarantor, including, but not limited to, information relating to rental rates and income, maintenance costs and an update of real estate property tax payments.

    ACCOUNTING FOR PURCHASED LOAN PORTFOLIO. Atlantic Preferred Capital accounts for purchased loans under the guidance of AICPA Practice Bulletin 6, AMORTIZATION OF DISCOUNTS ON CERTAIN ACQUIRED LOANS. Prior to January 1, 1999, this guidance was applied using unique and exclusive static pools. Static pools were established based on Capital Crossing's original acquisition timing. Once a static pool was established, the loans remained in the pool, unless restructured on terms consistent with Atlantic Preferred Capital's loan policy and documentation standards and transferred to Atlantic Preferred Capital's originated loan portfolio.

    Prior to January 1, 1999, at the time of acquisition of purchased pools of loans, the excess of the contractual balances over the amount of reasonably estimable and probable discounted future cash collections for the pool was recorded as non-amortizing discount. The remaining discount, which represented the excess of the amount of reasonably estimable and probable discounted future cash collections over the acquisition amount, referred to as the amortizing discount, was accreted into interest income using the interest method and was not accreted on non-accrual loans. The non-amortizing discount was not accreted into income until it was determined that the amount and timing of the related cash flows were reasonably estimable and collection was probable. If cash flows could not be reasonably estimated for any loan within a pool, and collection was not probable, the cost recovery method of accounting was used. Under the cost recovery method, any amounts received were applied against the recorded amount of the loan.

    Subsequent to acquisition, if cash flow projections improved and it was determined that the amount and timing of the cash flows related to the non-amortizing discount were reasonably estimable and collection was probable, the corresponding decrease in the non-amortizing discount was transferred to the amortizing portion and was accreted into interest income over the estimated remaining lives of the loans on the interest method. Under our loan rating system, each loan was evaluated for impairment and, where necessary, a portion of the respective loan pool's non-amortizing discount was allocated to the loan. If no non-amortizing discount was available, an allowance was established through a provision for loan losses. In addition, if this evaluation revealed that cash flows could not be estimated or the collection of the loan was not otherwise probable, the loan was accounted for on the cost recovery method.

    Effective January 1, 1999, Atlantic Preferred Capital changed, on a prospective basis, its method of accounting for purchased loan discounts and the related recognition of discount loan income and provisions for loan losses. Under this accounting change, discount loan income and loan loss provisions are accounted for on an individual loan basis, rather than as previously recognized in the aggregate on a static purchased pool basis and was accounted for as a "change in estimate" in accordance with Accounting Principles Board Opinion
No. 20. Accounting for loans on an individual basis rather than a pool basis allows Atlantic Preferred Capital to selectively acquire qualified individual loans from Capital Crossing, rather than acquiring entire pools which may contain individual loans that do not meet the criteria for favorable tax treatment allowed for REITs. There was no impact on stockholders' equity as a result of the accounting change. However, the timing of subsequent earnings will be affected by changes in the amount of estimated collections on individual loans rather than by changes in the aggregate amount of estimated collections on purchased loan pools. Over the lives of the respective loans, management does not anticipate that there will be any material differences in the reported amounts of related discount loan income, loan loss provisions and loan charge-offs and recoveries.

    ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

    In the normal course of business, the allowance for loan losses will be adjusted, if necessary, through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the loan balance, or a portion thereof, is uncollectible. Subsequent recoveries, if any, are credited to the allowance.

    Under pool accounting, discounts were available for allocation to all loans purchased in a pool; under loan-by-loan accounting, all available discount is allocated to individual loans. Accordingly, in connection with the accounting change described above, $860,000 of non-amortizing discount was transferred to the allowance for loan losses, representing general reserve allocations on outstanding purchased loan balances. As a result of this transfer, the ratio of the allowance for loan losses to total loans, net of discounts and deferred loan income increased from 0.91% at December 31, 1998 to 2.07% at December 31, 1999. The transfer had no effect on the amount of total loans, gross.

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

    In determining the adequacy of the allowance, management initially considers the loan loss allowances specifically allocated to individual impaired loans, and next considers the level of general loan loss allowances deemed appropriate for the balance of the portfolio based on factors including general portfolio trends relative to asset and portfolio size, asset categories, potential credit concentrations, non-accrual loan levels, the level of risks associated with changes in economic and business conditions and other factors.

    The following table sets forth certain information relating to the payment status of Atlantic Preferred Capital's loan portfolio:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Current.....................................................  $149,277   $156,459
Over thirty days to eighty-nine days past due...............       173      3,163
Ninety days or more past due................................        --        357
                                                              --------   --------
Total performing loans......................................   149,450    159,979
Non-accrual loans...........................................     1,471      3,868
                                                              --------   --------
Total loan portfolio........................................  $150,921   $163,847
                                                              ========   ========

    The following table sets forth certain information relating to the activity in the non-amortizing discount for the periods indicated:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Balance at beginning of period..............................  $10,737    $    --
Additions in connection with loans purchased or
  transferred...............................................       10     12,761
Transfers (to) amortizing discount..........................   (2,048)    (1,057)
Transfer to allowance for loan losses (1)...................     (860)        --
Net reductions related to resolutions and restructures......     (521)      (967)
                                                              -------    -------
                                                              $ 7,318    $10,737
                                                              =======    =======

------------------------

(1) Effective January 1, 1999, $860,000 was transferred from non-amortizing discount to the allowance for loan losses, representing general reserve allocations. See "Business--Accounting for Purchased Loan Portfolio."

    The following table sets forth management's allocation of the allowance for loan losses by loan category and the percentage of the allowance allocated to each category to total loans in each category with respect to Atlantic Preferred Capital's loan portfolio at the dates indicated:

                                                                  YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------------
                                                               1999                     1998
                                                      ----------------------   ----------------------
                                                      ALLOWANCE                ALLOWANCE
                                                      FOR LOAN    % OF LOANS   FOR LOAN    % OF LOANS
                                                       LOSSES      TO TOTAL     LOSSES      TO TOTAL
                                                      ---------   ----------   ---------   ----------
                                                                  (DOLLARS IN THOUSANDS)
Loan Categories:
  Commercial........................................   $2,081        65.43%     $1,108        60.85%
  Multi-family residential..........................      665        28.28          76        30.43
  One-to-four family residential....................       97         5.58         128         7.53
  Land..............................................        2         0.54          25         0.89
  Other.............................................       10         0.17          --         0.30
                                                       ------       ------      ------       ------
    Total...........................................   $2,855       100.00%     $1,337       100.00%
                                                       ======       ======      ======       ======

CREDIT RISK MANAGEMENT POLICY

    In managing Atlantic Preferred Capital's loan portfolio in accordance with the master service agreement and in purchasing and originating loans which may ultimately be acquired by Atlantic Preferred Capital, Capital Crossing utilizes certain credit risk management procedures. These procedures are designed to achieve an acceptable level of quality and to identify the need for management to take action to address any potential losses or potential defaults in existing loans. Each application for a loan is subject to a two-tier review by Capital Crossing's Management Loan Committee and either Capital Crossing's Chairman or President, or in the case of loans of $2.5 million or more, the Loan and Investment Committee of Capital Crossing's Board of Directors. Each lending officer has primary responsibility to conduct credit and documentation reviews of the loans for which he or she is responsible. Capital Crossing's President and Chairman are responsible for the general supervision of the loan portfolio and adherence by the loan officers to Capital Crossing's loan policies.

    Loan officers evaluate the applicant's financial statements, credit reports, business reports and plans and other data to determine if the credit and collateral satisfy Capital Crossing's standards as to historic debt service coverage, reasonableness of projections, strength of management and sufficiency of secondary repayment.

    Under Capital Crossing's credit risk management policies, management presents to the Board of Directors of Capital Crossing a monthly report of loan delinquencies showing all loans which are more than 30 days past due. In addition, loans are reviewed monthly by management to determine which credits should be placed on non-performing status. Management and the Board of Directors also review all loan evaluations made during periodic examinations by the FDIC and the Commissioner of Banks of the Commonwealth of Massachusetts (the "Commissioner").

NON-PERFORMING ASSETS

    The performance of Atlantic Preferred Capital's loan portfolio is evaluated regularly by management. Atlantic Preferred Capital generally classifies a loan as non-performing when the collectibility of principal and interest is not probable or estimable. When management determines the ultimate collection of principal or interest on a loan is not probable, the loan is transferred to the "impaired" loan classification.

    Interest on loans is not accrued when the collectibility of principal and interest is not probable or estimable. Interest income previously accrued on such loans is reversed against current period interest income, and the loan is accounted for using the cost recovery method whereby any amounts received are applied against the recorded amount of the loan. Loans accounted for on the cost recovery method, in general, consist of non-accrual loans.

    Loans are returned to accrual status and the cost recovery method of accounting for amounts received ceases when the loan is brought current in accordance with management's anticipated cash flows at the time of loan acquisition or origination.

    A loan is considered impaired when, based on current information and events, it is determined that estimated cash flows are less than the cash flows estimated at the date of purchase. A loan originated by Capital Crossing is considered impaired when, based on current information and events, it is probable that Atlantic Preferred Capital will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan-by-loan basis by comparing Atlantic Preferred Capital's recorded investment in the loan to the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. In the case of Atlantic Preferred Capital's purchased loan portfolio, the recorded investment represents Atlantic Preferred Capital's purchase price net of any related non-amortizing discounts. Substantially all of Atlantic Preferred Capital's loans which have been identified as impaired have been measured by the fair value of the existing collateral. General valuation allowances are maintained for all categories of loans. No additional funds are committed to be advanced in connection with impaired loans.

    When Atlantic Preferred Capital classifies problem assets, it may establish specific allowances for loan losses or specific non-amortizing discount allocations in amounts deemed prudent by management. When Atlantic Preferred Capital identifies problem loans or a portion thereof, as a loss, it will charge off such amounts or set aside specific allowances or non-amortizing discount equal to the total loss. All of Atlantic Preferred Capital's loans are reviewed monthly to determine which loans are to be placed on non-accrual status. In addition, Atlantic Preferred Capital's determination as to the classification of its assets and the amount of its valuation allowances is reviewed by the Commissioner and the FDIC during their examinations of Capital Crossing, which may result in the establishment of additional general or specific loss allowances.

    The following table sets forth the amount at the dates indicated of non-performing assets by category:

                                                                        DECEMBER 31,
                                                                   -----------------------
                                                                     1999           1998
                                                                   --------       --------
                                                                   (DOLLARS IN THOUSANDS)
Non-accrual loans:
  Commercial................................................        $1,471         $1,811
  Multi-family..............................................            --          2,057
                                                                    ------         ------
                                                                     1,471          3,868
Less:
  Amortizing discount (1)...................................           (58)            --
  Non-amortizing discount...................................          (298)            --
                                                                    ------         ------
    Non-accrual loans, net..................................         1,115          3,868
Other real estate owned.....................................           434             --
                                                                    ------         ------
    Non-performing assets, net..............................        $1,549         $3,868
                                                                    ======         ======
Non-accrual loans, net, as a percent of loans, net of
  discount and deferred loan income.........................          0.81%          2.64%
Non-performing assets, net, as a percent of total assets....          0.92           2.47

------------------------

(1) Prior to January 1, 1999, amortizing discounts were accounted for on a static pool basis only. Accordingly, at December 31, 1998, there was no allocation of amortizing discounts to impaired or non-accrual loans.

SERVICING

    The mortgage assets are serviced by Capital Crossing pursuant to the terms of the master service agreement. Capital Crossing in its role as servicer under the terms of the master service agreement receives a fee equal to 0.20% per annum, payable monthly, on the gross outstanding principal balances of loans serviced. For the years ended December 31, 1999 and 1998, Atlantic Preferred Capital incurred $328,000 and $238,000, respectively in servicing fees payable to Capital Crossing.

    The master service agreement requires Capital Crossing to service the loan portfolio in a manner substantially the same as for similar work performed by Capital Crossing for transactions on its own behalf. Capital Crossing collects and remits principal and interest payments, maintains perfected collateral positions, submits and pursues insurance claims and initiates and supervises foreclosure proceedings on the loan portfolio it services. Capital Crossing also provides accounting and reporting services required by Atlantic Preferred Capital for such loans. Capital Crossing may also be directed by Atlantic Preferred Capital, at any time during the servicing process, to dispose of any loans which become classified, placed on non-accrual status, or are renegotiated due to the financial deterioration of the borrower.

    Capital Crossing is required to pay all expenses related to the performance of its duties under the master service agreement. Under the master mortgage loan purchase agreement, Capital Crossing is required to repurchase, at the request of Atlantic Preferred Capital, any mortgage loan it sold to Atlantic Preferred Capital in the event any such representation or warranty is untrue. The repurchase price for any such mortgage loan is the outstanding net carrying value thereof plus accrued and unpaid interest thereon at the date of repurchase. Capital Crossing may institute foreclosure proceedings, exercise any power of sale contained in any mortgage or deed of trust, obtain a deed in lieu of foreclosure or otherwise acquire title to a mortgaged property underlying a mortgage loan by operation of law or otherwise in accordance with the terms of the master service agreement.

    The master service agreement may be terminated at any time by written agreement between the parties or at any time by either party upon 30 days prior written notice to the other party and appointment of a successor servicer. The master service agreement will automatically terminate if Atlantic Preferred Capital ceases to be an affiliate of Capital Crossing.

    Capital Crossing remits daily to Atlantic Preferred Capital all principal and interest collected on loans serviced by Capital Crossing for Atlantic Preferred Capital.

    When any mortgaged property underlying a mortgage loan is conveyed by a mortgagor, Capital Crossing generally, upon notice thereof, will enforce any due-on-sale clause contained in the mortgage loan, to the extent permitted under applicable law and governmental regulations. The terms of a particular mortgage loan or applicable law, however, may provide that Capital Crossing is prohibited from exercising the due-on-sale clause under certain circumstances related to the security underlying the mortgage loan and the buyer's ability to fulfill the obligations under the related mortgage note.

EMPLOYEES

    Atlantic Preferred Capital has three officers. Atlantic Preferred Capital does not have any employees because it has retained Capital Crossing to perform all necessary functions pursuant to the advisory agreement and the master service agreement. Each officer of Atlantic Preferred Capital currently is also an officer and/or director of Capital Crossing. Atlantic Preferred Capital will maintain corporate records and audited financial statements that are separate from those of Capital Crossing. None of the officers or directors of Atlantic Preferred Capital will have any direct or indirect pecuniary interest in any mortgage asset to be acquired or disposed of by Atlantic Preferred Capital or in any transaction in which Atlantic Preferred Capital has an interest or will engage in acquiring and holding mortgage assets.

COMPETITION

    Atlantic Preferred Capital does not anticipate that it will engage in the business of originating mortgage loans. It does anticipate that it will acquire mortgage assets in addition to those in the loan portfolio and that substantially all these mortgage assets will be acquired from Capital Crossing. Accordingly, Atlantic Preferred Capital does not expect to compete with mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers or insurance companies in acquiring its mortgage assets from Capital Crossing. Capital Crossing, however, faces significant competition in the purchase and origination of mortgage loans, which could have an adverse effect on the ability of Atlantic Preferred Capital to acquire mortgage loans. If Capital Crossing does not successfully compete in the origination and purchase of mortgage loans, there could be an adverse effect on Atlantic Preferred Capital's business, financial condition and results of operations.

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

    Numerous banks compete with Capital Crossing for deposit accounts, the origination of commercial loans and the acquisition of undervalued loans. With respect to deposits, additional significant competition arises from corporate and governmental debt securities, as well as money market mutual funds. The factors in competing for deposit accounts include interest rates, the quality and range of financial services offered, the convenience of office and automated teller machine locations and office hours and the reliability and convenience of banking services provided by Capital Crossing through its website. The primary factors in competing for loans are interest rates, loan origination fees and the quality and range of lending services offered. The competition for both deposits and loans has recently increased as a direct result of mergers of banks in New England. Such mergers have provided the resulting banks with enhanced financial resources and administrative capacity to compete for assets.

    In these circumstances, small financial institutions, such as Capital Crossing, must offer financial products and services in a way which differentiates them from the larger financial organization competitors. Capital Crossing has taken steps to do so by, among other things, working to establish continuing customer relationships with the borrowers in its purchased loan portfolios. Management believes that these relationships may be a source of lending and other business in the future because, in certain instances, the banking and other financial services needs of these borrowers are not adequately served by Capital Crossing's larger bank and non-bank financial services competitors. Management believes that the recent consolidations and mergers by certain larger banks in New England have enhanced the opportunities available to Capital Crossing to serve small-to-mid-sized businesses which may not be well-served by larger banks.

    Capital Crossing faces strong competition in its market area both from other more established banks and from non-bank financial institutions which are aggressively expanding into markets traditionally served by banks. Most of these competitors offer products and services similar to those offered by Capital Crossing, have facilities and financial resources greater than those of Capital Crossing and have other competitive advantages over Capital Crossing. Among the advantages of these larger institutions are their ability:

    (1) to make larger loans,

    (2) to finance extensive advertising campaigns,

    (3) to access international money markets,

    (4) to conduct retail operations at a significant number of branches and,

    (5) generally, to allocate their investment assets to business lines of highest yield and demand.

    For the reasons stated above, among others, there can be no assurance that Capital Crossing will obtain sufficient deposits and purchase or originate a sufficient volume of quality loans to operate profitably in this competitive environment or that Capital Crossing will maintain its competitive position in the commercial lending market in the future.

    In 1994, the U.S. Congress enacted legislation that will allow, under different implementation guidelines, bank holding companies and banks to acquire or merge with depository institutions across state lines. In 1996, Massachusetts enacted interstate banking laws in response to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. The laws permit, subject to certain deposit and other limitations, interstate acquisitions, mergers and branching on a reciprocal basis. Competition in Capital Crossing's primary market area could increase in the event that financial institutions from other jurisdictions branch into Massachusetts or merge with Massachusetts-chartered banks.

    In 1999, the U.S. Congress enacted the "Gramm-Leach-Bliley Act of 1999" (the "1999 Act"). Under the 1999 Act, banks are no longer prohibited from associating with, or having management interlocks with, a business organization engaged principally in securities activities. The 1999 Act permits bank holding companies that elect to become financial holding companies to engage in defined securities and insurance activities as well as to affiliate with securities and insurance activities. The 1999 Act also permits banks to have financial subsidiaries that may engage in certain activities not otherwise permissible for banks.

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

                                    PART II

ITEM 5. MARKET FOR ATLANTIC PREFERRED CAPITAL'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

COMMON STOCK

    In connection with its formation on March 20, 1998 Atlantic Preferred Capital issued 100 shares of its common stock to Capital Crossing. These shares of common stock were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. There is no established public trading market for the common stock. As of March 8, 2000, there were 100 issued and outstanding shares of common stock, all of which were held by Capital Crossing.

    During 1999, dividends of $18.8 million were paid to the common stockholder.

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

    The FDIC's prompt corrective action regulations prohibit entities such as Capital Crossing from making "capital distributions," which include a transaction that the FDIC determines, by order or regulation, to be "in substance a distribution of capital," unless the institution is at least adequately capitalized after the distribution. There can be no assurances that the FDIC would not seek to restrict Atlantic Preferred Capital's payment of dividends on the Series A preferred shares under these regulations if Capital Crossing were to fail to maintain a status of at least adequately capitalized. Currently, an institution is considered adequately capitalized if it has a Total Risk-based capital ratio of at least 8.0%, a Tier 1 Risk-based capital ratio of at least 4.0% and a Tier 1 Leverage ratio of at least 4.0%. At December 31, 1999, Capital Crossing's Total Risk-based capital ratio was 16.03%, Tier 1 Risk-based capital ratio was 14.78% and Tier 1 Leverage ratio was 13.96%.

    In addition, an automatic exchange of the Series A preferred shares for shares of Capital Crossing Preferred Stock may occur if, among other things, Atlantic Preferred Capital becomes "undercapitalized." This automatic exchange may take place under circumstances in which Capital Crossing will be considered less than adequately capitalized for purposes of the FDIC's prompt corrective action regulations. Thus, at the time of the automatic exchange, Capital Crossing would likely be prohibited from paying dividends on the preferred shares of Capital Crossing. Further, Capital Crossing's ability to pay dividends on the preferred shares of Capital Crossing following the automatic exchange also would be subject to various restrictions under FDIC regulations and a resolution of Capital Crossing's Board of Directors. In the event that Capital Crossing did pay dividends on the preferred shares of Capital Crossing, such dividends would be paid out of its capital surplus.

    Under certain circumstances, including a determination that Capital Crossing's relationship to Atlantic Preferred Capital results in an unsafe and unsound banking practice, federal and state regulatory authorities will have additional authority to restrict the ability of Atlantic Preferred Capital to make dividend payments to its stockholders.

    The holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Board of Directors from funds legally available therefor, subject to any preferential dividend rights of any outstanding preferred stock.

ITEM 6. SELECTED FINANCIAL DATA

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

                                                         AS OF AND FOR THE       AS OF AND FOR THE
                                                            YEAR ENDED       PERIOD FROM MARCH 20, 1998
                                                           DECEMBER, 31         THROUGH DECEMBER 31,
                                                               1999                     1998
                                                         -----------------   --------------------------
                                                                     (DOLLARS IN THOUSANDS)
FINANCIAL CONDITION DATA (YEAR END):
Total assets...........................................       $168,873                $156,742
Loans, gross...........................................        150,921                 163,847
  Total discount (1)...................................        (12,862)                (17,274)
  Allowance for loan losses (1)........................         (2,855)                 (1,337)
  Deferred loan fees...................................            (41)                    (76)
                                                              --------                --------
Loans, net.............................................        135,163                 145,160
                                                              --------                --------
Cash and cash equivalents..............................         32,333                  10,580
Stockholders' equity...................................        168,667                 156,318
Non-accrual loans, net (1).............................          1,115                   3,868
Other real estate owned, net...........................            434                      --

OPERATIONS DATA (PERIOD):
Interest income........................................       $ 19,987                $ 13,412
Operating expenses.....................................           (127)                   (297)
                                                              --------                --------
Net income.............................................         19,860                  13,115
Preferred stock dividends..............................         (1,338)                    (60)
                                                              --------                --------

Net income available to common shareholder.............       $ 18,522                $ 13,055
                                                              ========                ========

SELECTED OTHER INFORMATION:
Non-performing assets, net, as a percent of total
  assets...............................................           0.92%                   2.47%
Non-performing loans, net, as a percentage of loans,
  net of discount and deferred loan income.............           0.81                    2.64
Total discount as a percent of gross loans.............           8.52                   10.54
Allowance for loan losses as a percent of total loans,
  net of discount and deferred loan fees...............           2.07                    0.91
Allowance for loan losses as a percent of
  non-performing loans, net............................         256.05                   34.57

------------------------

(1) Effective January 1, 1999, $860,000 was transferred from non-amortizing discount to the allowance for loan losses, representing general reserve allocations. See "Business-Accounting for Purchased Loan Portfolio."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM INCEPTION (MARCH 20, 1998) THROUGH
  DECEMBER 31, 1998

    Net income available to common stockholders increased $5.5 million, or 41.9%, to $18.5 million for 1999 compared to $13.1 million for 1998. Total interest income increased $6.6 million, or 49.0%, to $20.0 million for 1999 compared to $13.4 million for 1998. Interest and fees on loans for 1999 increased $5.8 million or 44.0%, to $19.1 million compared to $13.3 million for 1998.

    The yields on Atlantic Preferred Capital's earning assets are summarized as follows:

                                                          YEAR ENDED                PERIOD FROM MARCH 20, 1998
                                                      DECEMBER 31, 1999             THROUGH DECEMBER 31, 1998
                                                ------------------------------    ------------------------------
                                                AVERAGE                           AVERAGE
                                                BALANCE    INTEREST    YIELD      BALANCE    INTEREST    YIELD
                                                --------   --------   --------    --------   --------   --------
                                                                     (DOLLARS IN THOUSANDS)
Loans, net....................................  $145,520   $19,118     13.14%     $138,671   $13,280     12.71%
Money market account..........................    29,297       869      2.97         3,912       132      3.37
                                                --------   -------     -----      --------   -------     -----
Total interest-earning assets.................  $174,817   $19,987     11.43%     $142,583   $13,412      9.41%
                                                ========   =======     =====      ========   =======     =====

    The weighted average yield on Atlantic Preferred Capital's interest-earning assets increased to 11.43% for 1999 from 9.41% for 1998. This was due largely to the positive impact on yields primarily from loan pay-offs of discounted loans in addition to a rising interest rate environment in 1999. During 1999 and 1998, the yield on Atlantic Preferred Capital's loan portfolio was 13.14% and 12.71%, respectively. The average balance of Atlantic Preferred Capital's money market account increased $25.4 million to $29.3 million for 1999 compared to $3.9 million for 1998.

    For the year ended December 31, 1999, Atlantic Preferred Capital realized gains on sales of other real estate owned of $396,000 as a result of the sales of two properties.

    Loan servicing and advisory expenses increased $113,000 or 38.0% from $297,000 in 1998 to $410,000 for 1999. This increase is the result of twelve months of servicing expense in 1999 compared to nine months in 1998 as well as an increase in the average outstanding loan balances.

    Other general and administrative expenses of $113,000 in 1999 consisted primarily of professional expenses of $61,000 and shareholder relation expenses of $15,000.

    Atlantic Preferred Capital intends to pay dividends on its preferred and common stock in amounts necessary to continue to preserve its status as a REIT under the Internal Revenue Code.

FINANCIAL CONDITION

LOAN PORTFOLIO

    The outstanding principal balance of the loan portfolio is summarized as follows:

                                                                       DECEMBER 31,
                                                      -----------------------------------------------
                                                               1999                     1998
                                                      ----------------------   ----------------------
                                                      PRINCIPAL   PERCENTAGE   PRINCIPAL   PERCENTAGE
                                                       BALANCE     OF TOTAL     BALANCE     OF TOTAL
                                                      ---------   ----------   ---------   ----------
                                                                  (DOLLARS IN THOUSANDS)
Mortgage loans on real estate:
  Commercial real estate............................  $ 98,748       65.43%    $ 99,695       60.85%
  Multi-family residential..........................    42,677       28.28       49,854       30.43
  One-to-four family residential....................     8,415        5.58       12,339        7.53
  Land..............................................       820        0.54        1,458        0.89
                                                      --------      ------     --------      ------
    Total...........................................   150,660       99.83      163,346       99.70
Secured commercial..................................       232        0.15          251        0.15
Other...............................................        29        0.02          250        0.15
                                                      --------      ------     --------      ------
      Total.........................................  $150,921      100.00%    $163,847      100.00%
                                                      ========      ======     ========      ======

    Atlantic Preferred Capital intends that each loan acquired from Capital Crossing in the future will be a whole loan, and will be originated or acquired by Capital Crossing in the ordinary course of its business. Atlantic Preferred Capital also intends that all loans held by it will be serviced pursuant to the master service agreement.

    There were $1.1 million and $3.9 million of mortgage loans on non-accrual status at December 31, 1999 and 1998, respectively. Loans are generally placed on non-accrual status and interest is not accrued when the collectibility of principal and interest is not probable or estimable. Unpaid interest income previously accrued on such loans is reversed against current period interest income and the loan is accounted for using the cost recovery method, whereby any amounts received are applied against the recorded amount of the loan.

ALLOWANCE FOR LOAN LOSSES AND DISCOUNT

    The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the loan balance or a portion thereof, is uncollectible. Subsequent recoveries, if any, are credited to the allowance.

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

    Effective January 1, 1999, Atlantic Preferred Capital changed, on a prospective basis, its method of accounting for purchased loan discounts and the related recognition of discount loan income and provisions for loan losses. Under this accounting change, discount loan income and loan loss provisions are accounted for on an individual loan basis, rather than as previously recognized in the aggregate on a static purchased pool basis and was accounted for as a "change in estimate" in accordance with Accounting Principles Board Opinion
No. 20. There was no impact on stockholders' equity as a result of the accounting change. However, the timing of subsequent earnings will be affected by changes in the amount of estimated collections on individual loans rather than by changes in the aggregate amount of estimated collections on purchased loan pools. Over the lives of the respective loans, management does not anticipate that there will be any material differences in the reported amounts of related discount loan income, loan loss provisions and loan recoveries, net. For additional information relating to the method of accounting for purchased loans, see Note 1 to the Financial Statements.

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

    The following table sets forth certain information regarding the geographical location of properties securing the mortgage loans in the loan portfolio at December 31, 1999:

LOCATION                         NUMBER OF LOANS   PRINCIPAL BALANCE   PRINCIPAL BALANCE
--------                         ---------------   -----------------   -----------------
                                                     (IN THOUSANDS)
California.....................         40              $ 40,297              26.75%
Massachusetts..................        123                38,545              25.58
Connecticut....................         79                16,468              10.93
New Hampshire..................         66                 9,509               6.31
New York.......................         19                 9,181               6.09
Rhode Island...................         16                 5,781               3.84
Arizona........................          2                 4,816               3.20
Florida........................          6                 4,131               2.74
New Jersey.....................          8                 3,882               2.58
Virginia.......................          3                 3,169               2.10
Maine..........................          5                 3,043               2.02
All others.....................         21                11,838               7.86
                                       ---              --------             ------
                                       388              $150,660             100.00%
                                       ===              ========             ======

    At December 31, 1999, 76.07% of Atlantic Preferred Capital's total loan portfolio consisted of loans located in New England and California. Consequently, these loans may be subject to a greater risk of default than other comparable loans in the event of adverse economic, political or business developments and natural hazards in New England or California that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages.

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

    The acquisition of additional mortgage assets is intended to be funded primarily through repayment of principal balances of mortgage assets by individual borrowers. Atlantic Preferred Capital does not have and does not anticipate having any material capital expenditures. To the extent that the Board of Directors determines that additional funding is required, Atlantic Preferred Capital may raise such funds through additional equity offerings, debt financing or retention of cash flow (after consideration of provisions of the Internal Revenue Code requiring the distribution by a REIT of at least 95% of its REIT taxable income and taking into account taxes that would be imposed on undistributed income), or a combination of these methods. Except for its obligation to guarantee certain commitments of Capital Crossing, Atlantic Preferred Capital does not currently intend to incur any indebtedness. The organizational documents of Atlantic Preferred Capital limit the amount of indebtedness which it is permitted to incur without the approval of certain stockholders to no more than 100% of the total stockholders' equity of Atlantic Preferred Capital. Any such debt may include intercompany advances made by Capital Crossing to Atlantic Preferred Capital.

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

    Atlantic Preferred Capital's management reviews, among other things, the sensitivity of Atlantic Preferred Capital's assets to interest rate changes, the book and market values of assets, purchase and sale activity, and anticipated loan pay-offs. Capital Crossing's senior management also approves and establishes pricing and funding decisions with respect to Atlantic Preferred Capital's overall asset and liability composition.

    Atlantic Preferred Capital's methods for evaluating interest rate risk include an analysis of its interest-rate sensitivity "gap", which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate-sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

    The following table sets forth the Atlantic Preferred Capital's interest-rate-sensitive assets and liabilities categorized by repricing dates and weighted average rates at December 31, 1999. For fixed rate instruments, the repricing date is the maturity date. For adjustable-rate instruments, the repricing date is deemed to be the earliest possible interest rate adjustment date.

                                                                     DECEMBER 31, 1999
                                   --------------------------------------------------------------------------------------
                                                WITHIN     ONE TO     TWO TO     THREE     FOUR TO      OVER
                                                 ONE        TWO       THREE     TO FOUR      FIVE       FIVE
                                   OVERNIGHT     YEAR      YEARS      YEARS      YEARS      YEARS      YEARS      TOTAL
                                   ---------   --------   --------   --------   --------   --------   --------   --------
                                                              (DOLLARS IN THOUSANDS)
Rate-sensitive assets:
  Interest-bearing deposits
    in banks.....................   $32,393    $    --    $    --     $   --     $   --     $   --     $   --    $ 32,393
                                       3.40%
  Fixed-rate loans (1)...........        --     20,952      8,783      4,524      2,634      1,670      3,423      41,986
                                         --       9.19%      8.80%      8.55%      8.36%      8.29%      8.08%
  Adjustable-rate loans (1)......    45,530     51,866      8,034      1,408         56         62        508     107,464
                                       9.46%      8.21%      8.83%      8.21%      8.79%      8.78%      9.25%
                                    -------    -------    -------     ------     ------     ------     ------    --------
    Total rate-sensitive
      assets.....................   $77,923    $72,818    $16,817     $5,932     $2,690     $1,732     $3,931    $181,843
                                    =======    =======    =======     ======     ======     ======     ======    ========

------------------------

(1) Loans are presented at gross amounts before deducting discounts on purchased loans, the allowance for loan losses and net deferred loan fees and excludes non-accrual loans.

    The prepayment assumption reflected above is based on the experience and management's estimate of prepayment activity for recently acquired loans. Given the interest rate environment at December 31, 1999, management has assumed that on average 20% of the outstanding fixed rate loans will prepay annually. Adjustable-rate loans originated by Capital Crossing are generally indexed to prime with an average spread of 100 to 200 basis points. The majority of adjustable-rate loans purchased by Capital Crossing are also tied to prime with the remainder subject to various terms and rate spreads established by the originating banks. The table does not include loans which have been placed on non-accrual status. Assets that are subject to immediate repricing are placed in the overnight column.

ITEM 8. FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Independent Auditors' Report................................     26
Balance Sheets..............................................     27
Statements of Income........................................     28
Statements of Changes in Stockholders' Equity...............     29
Statements of Cash Flows....................................     30
Notes to Financial Statements...............................     31

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Atlantic Preferred Capital Corporation:

    We have audited the accompanying balance sheets of Atlantic Preferred Capital Corporation as of December 31, 1999 and 1998 and the related statements of income, changes in stockholders' equity and cash flows for the year ended December 31, 1999 and for the period from inception (March 20, 1998) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Preferred Capital Corporation as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the year ended December 31, 1999 and for the period from inception (March 20, 1998) through December 31, 1998 in conformity with generally accepted accounting principles.

/s/ Wolf & Company, P.C.

[LOGO]

Boston, Massachusetts
February 4, 2000

                     ATLANTIC PREFERRED CAPITAL CORPORATION

                                 BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
                                     ASSETS

Cash account with Capital Crossing Bank.....................  $     40   $    146
Money market account with Capital Crossing Bank.............    32,293     10,434
                                                              --------   --------
    Total cash and cash equivalents.........................    32,333     10,580
                                                              --------   --------
Certificate of deposit......................................       100         --
                                                              --------   --------
Loans, net of deferred loan fees............................   150,880    163,771
  Less discount.............................................   (12,862)   (17,274)
  Less allowance for loan losses............................    (2,855)    (1,337)
                                                              --------   --------
    Loans, net..............................................   135,163    145,160
                                                              --------   --------
Accrued interest receivable.................................       812        832
Other real estate owned.....................................       434         --
Other assets................................................        31        170
                                                              --------   --------
                                                              $168,873   $156,742
                                                              ========   ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Due to Capital Crossing Bank................................  $     --   $    125
Accrued expenses and other liabilities......................       206        299
                                                              --------   --------
    Total liabilities.......................................       206        424
                                                              --------   --------
Stockholders' equity:
  Preferred stock, Series A, 9 3/4% non-cumulative,
    exchangeable; $.01 par value; $10 liquidation value per
    share; 1,449,000 shares authorized, 1,416,130 shares
    issued and outstanding at December 31, 1999; none
    authorized, issued and outstanding at December 31,
    1998....................................................        14         --
  Preferred stock, Series B, 8% cumulative, non-convertible;
    $.01 par value; $1,000 liquidation value per share plus
    accrued dividends; 1,000 shares authorized, issued and
    outstanding.............................................        --         --
  Common stock, $.01 par value, 100 shares authorized,
    issued and
    outstanding.............................................        --         --
  Additional paid-in capital................................   167,839    155,263
  Retained earnings.........................................       814      1,055
                                                              --------   --------
    Total stockholders' equity..............................   168,667    156,318
                                                              --------   --------
                                                              $168,873   $156,742
                                                              ========   ========

                See accompanying notes to financial statements.

                     ATLANTIC PREFERRED CAPITAL CORPORATION

                              STATEMENTS OF INCOME

                                                                             PERIOD FROM
                                                                              INCEPTION
                                                                              (MARCH 20,
                                                                                1998)
                                                               YEAR ENDED      THROUGH
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Interest income:
  Interest and fees on loans................................     $19,118       $13,280
  Interest income on money market account with Capital
    Crossing Bank...........................................         869           132
                                                                 -------       -------
      Total interest income.................................      19,987        13,412
                                                                 -------       -------
Operating expenses:
  Loan servicing and advisory...............................         410           297
  Other real estate owned income............................        (396)           --
  Other general and administrative..........................         113            --
                                                                 -------       -------
      Total operating expenses..............................         127           297
                                                                 -------       -------
    Net income..............................................      19,860        13,115
Preferred stock dividends...................................       1,338            60
                                                                 -------       -------
Net income available to common shareholder..................     $18,522       $13,055
                                                                 =======       =======

                See accompanying notes to financial statements.

                     ATLANTIC PREFERRED CAPITAL CORPORATION

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

             YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM INCEPTION
                   (MARCH 20, 1998) THROUGH DECEMBER 31, 1998

                                                      PREFERRED STOCK        PREFERRED STOCK
                                COMMON STOCK             SERIES A               SERIES B         ADDITIONAL
                             -------------------   ---------------------   -------------------    PAID-IN     RETAINED
                              SHARES     AMOUNT      SHARES      AMOUNT     SHARES     AMOUNT     CAPITAL     EARNINGS    TOTAL
                             --------   --------   ----------   --------   --------   --------   ----------   --------   --------
                                                                    (DOLLARS IN THOUSANDS)
Balance at March 20,
  1998.....................     --      $     --           --   $     --       --     $     --    $     --    $    --    $     --
Issuance of common stock...    100            --           --         --       --           --     139,740         --     139,740
Issuance of preferred
  stock, Series B..........     --            --           --         --    1,000           --       1,000         --       1,000
Capital contribution from
  common stockholder.......     --            --           --         --       --           --      14,523         --      14,523
Net income.................     --            --           --         --       --           --          --     13,115      13,115
Cumulative dividends on
  preferred stock, Series
  B........................     --            --           --         --       --           --          --        (60)        (60)
Common stock dividend......     --            --           --         --       --           --          --    (12,000)    (12,000)
                               ---      --------   ----------   --------    -----     --------    --------    --------   --------
Balance at December 31,
  1998.....................    100            --           --         --    1,000           --     155,263      1,055     156,318
Net proceeds from issuance
  of preferred stock,
  Series A.................     --            --    1,416,130         14       --           --      12,576         --      12,590
Net income.................     --            --           --         --       --           --          --     19,860      19,860
Dividends on preferred
  stock,
  Series A.................     --            --           --         --       --           --          --     (1,258)     (1,258)
Cumulative dividends on
  preferred stock, Series
  B........................     --            --           --         --       --           --          --        (80)        (80)
Common stock dividends.....     --            --           --         --       --           --          --    (18,763)    (18,763)
                               ---      --------   ----------   --------    -----     --------    --------    --------   --------
Balance at December 31,
  1999.....................    100      $     --    1,416,130   $     14    1,000     $     --    $167,839    $   814    $168,667
                               ===      ========   ==========   ========    =====     ========    ========    ========   ========

                See accompanying notes to financial statements.

                     ATLANTIC PREFERRED CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                             PERIOD FROM
                                                                              INCEPTION
                                                                              (MARCH 20,
                                                                                1998)
                                                               YEAR ENDED      THROUGH
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................     $19,860       $ 13,115
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Net gain on sale and disposition of other real estate
      owned.................................................        (396)            --
    Other, net..............................................          --           (578)
                                                                 -------       --------
      Net cash provided by operating activities.............      19,464         12,537
                                                                 -------       --------
Cash flows from investing activities:
  Loan repayments...........................................      44,557         31,712
  Purchases of loans from Capital Crossing Bank.............     (36,263)       (21,609)
  Sales of other real estate owned..........................       1,471             --
  Purchase of certificate of deposit........................        (100)            --
                                                                 -------       --------
      Net cash provided by investing activities.............       9,665         10,103
                                                                 -------       --------
Cash flows from financing activities:
  Net proceeds from issuance of preferred stock, Series A...      12,590             --
  Payment of preferred stock dividends......................      (1,203)           (60)
  Payment of common stock dividend..........................     (18,763)       (12,000)
                                                                 -------       --------
      Net cash used in financing activities.................      (7,376)       (12,060)
                                                                 -------       --------
Net change in cash and cash equivalents.....................      21,753         10,580
Cash and cash equivalents at beginning of period............      10,580             --
                                                                 -------       --------
Cash and cash equivalents at end of period..................     $32,333       $ 10,580
                                                                 =======       ========
Supplemental information:
  Value of loans transferred by Atlantic Preferred Capital's common stockholder in exchange for the issuance of
    common stock and preferred stock, Series B..............     $    --       $140,740
  Capital contribution from common stockholder in form of
    mortgage loans..........................................          --         14,523
  Transfers from loans to other real estate owned...........       1,509             --
  Income taxes paid.........................................          31             --

                See accompanying notes to financial statements.

                     ATLANTIC PREFERRED CAPITAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

             YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM INCEPTION

                     (MARCH 20, 1998) TO DECEMBER 31, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    Atlantic Preferred Capital Corporation (the "Company") is a Massachusetts corporation organized on March 20, 1998, to acquire and hold real estate assets. Capital Crossing Bank (the "Bank"), a federally insured Massachusetts trust company, owns all of the Company's common stock (as defined below). The Bank is in compliance with its regulatory capital requirements at December 31, 1999.

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

    In 1999, the Company completed the sale of 1,416,130 shares of Series A preferred stock. See Note 3.

    BUSINESS

    The Company's business is to hold real estate assets acquired from the Bank. The Bank's primary business lines include the acquisition of commercial real estate and multi-family residential real estate loans from sellers in the financial service industry.

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

    LOANS

    A substantial portion of the loan portfolio is represented by commercial real estate loans in New England and California. The ability of the Company's debtors to honor their contracts is dependent upon the real estate and general economic sectors in these regions.

    Loans, as reported, have been reduced by discounts on loans purchased, net deferred loan fees and the allowance for loan losses.

    Interest on loans is not accrued when the collectibility of principal and interest is not probable or estimable. Interest income previously accrued on such loans is reversed against current period interest

                     ATLANTIC PREFERRED CAPITAL CORPORATION

             YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM INCEPTION

                     (MARCH 20, 1998) TO DECEMBER 31, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) income and the loan is accounted for using the cost recovery method whereby any amounts received are applied against the recorded amount of the loan. Loans accounted for on the cost recovery method, in general, consist of non-accrual loans.

    Loans are returned to accrual status and the cost recovery method of accounting for amounts received ceases when the loan is brought current in accordance with management's anticipated cash flows at the time of loan acquisition or origination.

    Net deferred loan fees are amortized as an adjustment of the related loan yields using the interest method.

    The Company accounts for purchased loans under the guidance of AICPA Practice Bulletin 6, AMORTIZATION OF DISCOUNTS ON CERTAIN ACQUIRED LOANS. Prior to January 1, 1999, this guidance was applied using unique and exclusive static pools. Static pools were established based on the original acquisition timing. Once a static pool was established, the loans remained in the pool, unless restructured on terms consistent with the Company's loan policy and documentation standards and transferred to the Company's originated loan portfolio.

    Prior to January 1, 1999, at the time of acquisition of purchased pools of loans, the excess of the contractual balances over the amount of reasonably estimable and probable discounted future cash collections for the pool was recorded as non-amortizing discount. The remaining discount, which represented the excess of the amount of reasonably estimable and probable discounted future cash collections over the acquisition amount was accreted into interest income using the interest method and was not accreted on non-accrual loans. The non-amortizing discount was not accreted into income until it was determined that the amount and timing of the related cash flows were reasonably estimable and collection was probable. If cash flows could not be reasonably estimated for any loan within a pool, and collection was not probable, the cost recovery method of accounting was used. Under the cost recovery method, any amounts received were applied against the recorded amount of the loan.

    Subsequent to acquisition, if cash flow projections improved, and it was determined that the amount and timing of the cash flows related to the non-amortizing discount were reasonably estimable and collection was probable, the corresponding decrease in the non-amortizing discount was transferred to the amortizing portion and was accreted into interest income over the estimated remaining lives of the loans on the interest method. Under the Company's loan rating system, each loan was evaluated for impairment and, where necessary, a portion of the respective loan pool's non-amortizing discount was allocated to the loan. If no non-amortizing discount was available, an allowance was established through a provision for loan losses. In addition, if this evaluation revealed that cash flows could not be estimated or the collection of the loan was not otherwise probable, the loan was accounted for on the cost recovery method.

    Effective January 1, 1999, the Company changed, on a prospective basis, its method of accounting for purchased loan discounts and the related recognition of discount loan income and provisions for loan losses. Under this accounting change, discount loan income and loan loss provisions are accounted for on an individual loan basis, rather than as previously recognized in the aggregate on a static purchased pool basis and was accounted for as a "change in estimate" in accordance with Accounting Principles Board Opinion No. 20. Accounting for loans on an individual basis rather than a pool basis allows the Company

                     ATLANTIC PREFERRED CAPITAL CORPORATION

             YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM INCEPTION

                     (MARCH 20, 1998) TO DECEMBER 31, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) to selectively acquire qualified individual loans from the Bank rather than acquiring entire pools which may contain individual loans that do not meet the criteria for favorable tax treatment allowed for a REIT. There was no impact on stockholders' equity as a result of the accounting change. However, the timing of subsequent earnings will be affected by changes in the amount of estimated collections on individual loans rather than by changes in the aggregate amount of estimated collections on purchased loan pools. Over the lives of the respective loans, management does not anticipate that there will be any material differences in the reported amounts of related discount loan income, loan loss provisions and loan recoveries, net.

    ALLOWANCE FOR LOAN LOSSES

    The allowance for loan losses was transferred from the Bank at the time of the initial transfer of loans to the Company and, beginning in 1999, additional transfers are made in connection with the accounting change described below. Subsequent to the date of transfer, the allowance for loan losses will be adjusted, if necessary, through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the loan balance, or a portion thereof, is uncollectible. Subsequent recoveries, if any, are credited to the allowance.

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

    Under pool accounting, discounts were available for allocation to all loans purchased in a pool; under loan-by-loan accounting, all available discount is allocated to individual loans. Accordingly, in connection with the accounting change described above, $860,000 of non-amortizing discount was transferred to the allowance for loan losses, representing general reserve allocations on outstanding purchased loan balances. Allocations from purchase discounts to the allowance for loan losses are made on all loans purchased on or after January 1, 1999.

    A loan purchased by the Bank is considered impaired when, based on current information and events, it is determined that estimated cash flows are less than the cash flows estimated at the date of purchase. A loan originated by the Bank is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Loan impairment is measured on a loan-by-loan basis by comparing the Company's recorded investment in the loan to the present value of expected future cash flows discounted at the loan's

                     ATLANTIC PREFERRED CAPITAL CORPORATION

             YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM INCEPTION

                     (MARCH 20, 1998) TO DECEMBER 31, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. In the case of a purchased loan, the recorded investment represents the Company's principal balance of the loan net of any related amortizing and non-amortizing discounts in 1999, and net of any related non-amortizing discounts in 1998. Prior to January 1, 1999, amortizing discounts were accounted for on a static pool basis only. See the previous discussion of the aforementioned accounting change under Loans. Substantially all of the Company's loans which have been identified as impaired have been measured by the fair value of existing collateral.

    OTHER REAL ESTATE OWNED

    Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of cost or fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically updated by management and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in other real estate owned income, net.

    INCOME TAXES

    The Company has elected, for Federal income tax purposes, to be treated as a Real Estate Investment Trust ("REIT") and intends to comply with the provisions of the Internal Revenue Code of 1986, as amended (the "IRC"). Accordingly, the Company will not be subject to corporate income taxes to the extent it distributes at least 100% of its REIT taxable income to stockholders and as long as certain assets, income, distribution and stock ownership tests are met in accordance with the IRC. Because management of the Company believes it will qualify as a REIT for federal income tax purposes, no provision for income taxes is included in the accompanying financial statements.

                     ATLANTIC PREFERRED CAPITAL CORPORATION

             YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM INCEPTION

                     (MARCH 20, 1998) TO DECEMBER 31, 1998

2. LOANS, NET

    A summary of the balances of loans at December 31, 1999 and 1998 follows:

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Mortgage loans on real estate:
  Commercial real estate....................................  $ 98,748   $ 99,695
  Multi-family residential..................................    42,677     49,854
  One-to-four family residential............................     8,415     12,339
  Land......................................................       820      1,458
                                                              --------   --------
    Total...................................................   150,660    163,346
Secured commercial..........................................       232        251
Other.......................................................        29        250
                                                              --------   --------
    Total loans, gross......................................   150,921    163,847
Less:
  Non-amortizing discount...................................    (7,318)   (10,737)
  Amortizing discount.......................................    (5,544)    (6,537)
  Allowance for loan losses.................................    (2,855)    (1,337)
  Net deferred loan fees....................................       (41)       (76)
                                                              --------   --------
    Loans, net..............................................  $135,163   $145,160
                                                              ========   ========

    Activity in the allowance for loan losses for the year ended December 31, 1999 and for the period from inception (March 20, 1998) through December 31, 1998 follows:

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Balance at beginning of period..............................   $1,337     $   --
Additions in connection with loans purchased or
  transferred...............................................      658      1,337
Transfer from non-amortizing discount (see Note 1)..........      860         --
                                                               ------     ------
Balance at end of period....................................   $2,855     $1,337
                                                               ======     ======

                     ATLANTIC PREFERRED CAPITAL CORPORATION

             YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM INCEPTION

                     (MARCH 20, 1998) TO DECEMBER 31, 1998

2. LOANS, NET (CONCLUDED)
    Information pertaining to impaired and non-accrual loans at December 31, 1999 and 1998 follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Impaired loans, net of non-amortizing discount:
  Without a valuation allowance.............................   $1,541     $4,579
  With a valuation allowance................................    4,227         --
                                                               ------     ------
                                                                5,768      4,579
Amortizing discount(1)......................................     (133)        --
                                                               ------     ------
Total impaired loans........................................   $5,635     $4,579
                                                               ======     ======
Valuation allowance related to impaired loans...............   $  525     $   --
                                                               ======     ======
Non-accrual loans, net of non-amortizing discount...........   $1,173     $3,868
Amortizing discount(1)......................................      (58)        --
                                                               ------     ------
Total non-accrual loans.....................................   $1,115     $3,868
                                                               ======     ======

(1) Prior to January 1, 1999, amortizing discounts were accounted for on a static pool basis only. Accordingly, at December 31, 1998, there was no allocation of amortizing discounts to impaired or non-accrual loans.

    Information pertaining to impaired loans for the year ended December 31, 1999 and for the period from inception (March 20, 1998) through December 31, 1998 follows:

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Average investment in impaired loans........................   $6,561     $1,871
                                                               ======     ======
Interest income recognized on impaired loans................   $  431     $   64
                                                               ======     ======
Interest income recognized on a cash basis on impaired
  loans.....................................................   $  105     $   --
                                                               ======     ======

    No additional funds are committed to be advanced in connection with impaired loans.

3. PREFERRED STOCK

    On March 31, 1998, the Company issued 1,000 shares of its 8% Cumulative Non-convertible Preferred Stock, Series B, to the Bank. Holders of Series B preferred stock are entitled to receive, if declared by the Board of Directors of the Company, dividends at a rate of 8% of the average daily outstanding liquidation amount, as defined. Dividends accumulate at the completion of each completed period, as defined, and payment dates are determined by the Board of Directors. Series B preferred stock may be redeemed by the Company for its outstanding liquidation amount plus accrued dividends upon the occurrence of certain events.

                     ATLANTIC PREFERRED CAPITAL CORPORATION

             YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM INCEPTION

                     (MARCH 20, 1998) TO DECEMBER 31, 1998

3. PREFERRED STOCK (CONCLUDED)
    Series B preferred stock has a liquidation amount of $1,000 per share. In the event of a voluntary or involuntary dissolution or liquidation of the Company, preferred stockholders are entitled to the total liquidation amount, as defined, plus any accrued and accumulated dividends.

    On February 12, 1999, the Company completed the sale of 1,416,130 shares of Non-cumulative Exchangeable Preferred Stock, Series A, with a dividend rate of 9.75% and a liquidation preference of $10 per share, which raised net proceeds of $12,590,000, after related offering costs of $1,571,000.

    Series A preferred stock is exchangeable for preferred shares of the Bank if the Federal Deposit Insurance Corporation (FDIC) so directs, when or if the Bank becomes or may in the near term become undercapitalized or the Bank is placed into conservatorship or receivership. Series A preferred stock is redeemable at the option of the Company on or after February 1, 2004, with the prior consent of the FDIC.

4. RELATED PARTY TRANSACTIONS

    The Bank performs advisory services and services the loans owned by the Company. The servicing and advisory fee rate is .25% per annum of the outstanding principal balance of the loans. Servicing and advisory fees for the year ended December 31, 1999 and for the period from inception through December 31, 1998 totaled $410,000 and $297,000, respectively, of which $33,000 and $297,000, respectively, are included in accrued expenses and other liabilities.

    In addition to the loans transferred to the Company by the Bank on March 31, 1998 (see Note 1), the Company periodically purchases loans from the Bank. The Company purchased loans with carrying values, including accrued interest, of $36,263,000 and $21,609,000 during 1999 and 1998, respectively. During 1998, the Bank also contributed loans with a carrying value of $14,523,000 to the Company. The carrying value of these loans approximated their fair values at the date of purchase or contribution.

    The Company has guaranteed certain obligations of the Bank and has agreed to pledge certain of its assets in connection with advances the Bank may receive from time to time by the Federal Home Loan Bank of Boston. At December 31, 1999 the Bank had no outstanding advances from the Federal Home Loan Bank of Boston.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                     ATLANTIC PREFERRED CAPITAL CORPORATION

                   NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

             YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM INCEPTION

                     (MARCH 20, 1998) TO DECEMBER 31, 1998

5. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONCLUDED)

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

    ACCRUED INTEREST RECEIVABLE: The carrying amount of accrued interest receivable approximates fair value.

    The estimated fair values, and related carrying amounts, of the Company's financial instruments at December 31, 1999 and 1998 are as follows:

                                                             1999                  1998
                                                      -------------------   -------------------
                                                      CARRYING     FAIR     CARRYING     FAIR
                                                       AMOUNT     VALUE      AMOUNT     VALUE
                                                      --------   --------   --------   --------
                                                                   (IN THOUSANDS)
Financial assets:
  Cash and cash equivalents.........................  $ 32,333   $ 32,333   $ 10,580   $ 10,580
  Loans, net........................................   135,163    140,595    145,160    151,716
  Accrued interest receivable.......................       812        812        832        832

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND OFFICERS

    The following table sets forth certain information about the directors and officers of Atlantic Preferred Capital.

NAME                                                            AGE        POSITION(S) HELD
----                                                          --------   --------------------
Richard Wayne...............................................     47      President, Director
John L. Champion............................................     51      Treasurer, Director
Bradley M. Shron............................................     43      Clerk
Nicholas W. Lazares.........................................     48      Director
Jeffrey Ross................................................     55      Director
Michael J. Fox, M.D. .......................................     53      Director

    The principal occupation for the last five years of each director and officer of Atlantic Preferred Capital is set forth below.

    Richard Wayne. Mr. Wayne has been the President and a Director of Atlantic Preferred Capital since March 1998. Mr. Wayne is President, Co-Chief Executive Officer and a director of Capital Crossing.

    John L. Champion. Mr. Champion has been the Treasurer and a Director of Atlantic Preferred Capital since March 1998. Mr. Champion joined Capital Crossing Bank in March 1993 and is the Chief Financial Officer, Treasurer and Executive Vice President of Capital Crossing.

    Bradley M. Shron. Mr. Shron has been Clerk of Atlantic Preferred Capital since March 1998. Mr. Shron has served as a Senior Vice President, General Counsel and Clerk of Capital Crossing since January 1998. Mr. Shron served as Senior Vice President, Legal Counsel and Assistant Clerk from 1997 to 1998. Mr. Shron joined Capital Crossing as a Vice President and Legal Counsel in April 1996. Prior to joining Capital Crossing, Mr. Shron was a partner at the Boston law firm of Riemer and Braunstein.

    Nicholas W. Lazares. Mr. Lazares has been a Director of Atlantic Preferred Capital since March 1998. Mr. Lazares is Chairman of the Board of Directors and Co-Chief Executive Officer of Capital Crossing.

    Jeffrey Ross. Since October 1999, Mr. Ross has served as the Managing Partner of Ross Fialkow Capital Partners of Boston, Massachusetts. From 1998 until October 1999, Mr. Ross acted as a management and investment consultant. During 1997, Mr. Ross was President and Chief Executive Officer of Hearthstone Assisted Living of Houston, Texas. Mr. Ross has been a director of Atlantic Preferred Capital since April 1999.

    Michael J. Fox. Since 1997, Mr. Fox has been President and Chief Executive Officer of Healthcare Advisors, Inc., a consulting firm. From 1998 to 1999, Mr. Fox also served as a Senior Vice President of Alkermes, Inc. From 1991 to 1996, Mr. Fox was Senior Vice President of Astra AB-USA. Mr. Fox has been a director of Atlantic Preferred Capital since January 2000.

AUDIT COMMITTEE

    Atlantic Preferred Capital has established an audit committee which will, among other things:

    (1) review the engagement and independence of its auditors;

    (2) review the adequacy of Atlantic Preferred Capital's internal accounting controls; and

    (3) review transactions between Atlantic Preferred Capital and Capital Crossing Bank.

ITEM 11. EXECUTIVE COMPENSATION

    Atlantic Preferred Capital intends to pay the independent directors fees for their services as directors. Atlantic Preferred Capital will not pay any compensation to its officers or employees or to directors who are not independent directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of March 15, 2000, the number and percentage of outstanding shares of common stock, Series A preferred shares and Series B preferred shares beneficially owned by (i) all persons known by Atlantic Preferred Capital to own more than five percent of such shares;
(ii) each director of Atlantic Preferred Capital; (iii) each executive officer of Atlantic Preferred Capital; and (iv) all executive officers and directors of Atlantic Preferred Capital as a group. The persons or entities named in the table have sole voting and sole investment power with respect to each of the shares beneficially owned by such person or entity. The calculations were based on a total of 100 shares of common stock and 1,416,130 Series A preferred shares and 1,000 Series B preferred shares outstanding as of March 15, 2000.

NAME AND ADDRESS OF BENEFICIAL OWNER(1)            AMOUNT OF SHARES (CLASS)      OUTSTANDING SHARES
---------------------------------------        --------------------------------  ------------------
Capital Crossing Bank........................  100 shares of common stock               100.0%
                                               900 Series B preferred shares             90.0
John L. Champion(2)(3).......................  2 Series B preferred shares(4)               *
Nicholas W. Lazares(3).......................  2 Series B preferred shares(4)               *
Bradley M. Shron(2)..........................  2 Series B preferred shares(4)               *
Richard Wayne(2)(3)..........................  2 Series B preferred shares(4)               *
Jeffrey Ross(3)..............................  0                                            *
Michael J. Fox(3)............................  0                                            *
All executive officers and directors as a
  Group
  (4 persons)................................  8 Series B Preferred Shares                  *

------------------------

(1) The address of each beneficial owner is c/o Atlantic Preferred Capital Corporation, 101 Summer Street, Boston, Massachusetts 02110.

(2) Executive officer of Atlantic Preferred Capital.

(3) Director of Atlantic Preferred Capital.

(4) Includes 1 share held of record by such executive officer/director's spouse.

*   Less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SERVICING AGREEMENT

    The mortgage assets are serviced by Capital Crossing pursuant to the terms of the master service agreement. Capital Crossing Bank in its role as servicer under the terms of the master service agreement receives a fee equal to 0.20% per annum, payable monthly, on the gross outstanding principal balances of loans serviced. For the year ended December 31, 1999, Atlantic Preferred Capital incurred $328,000 in servicing fees payable to Capital Crossing Bank.

    The master service agreement requires Capital Crossing to service the loan portfolio in a manner substantially the same as for similar work performed by Capital Crossing for transactions on its own behalf. Capital Crossing collects and remits principal and interest payments, maintains perfected collateral positions, submits and pursues insurance claims and initiates and supervises foreclosure proceedings on the loan portfolio it services. Capital Crossing also provides accounting and reporting services required by Atlantic Preferred Capital for such loans. Capital Crossing may also be directed by Atlantic Preferred Capital, at any time during the servicing process, to dispose of any loans which become classified, placed in a nonaccrual status, or are renegotiated due to the financial deterioration of the borrower.

    Capital Crossing Bank is required to pay all expenses related to the performance of its duties under the master service agreement. Under the master mortgage loan purchase agreement, Capital Crossing is required to repurchase, at the request of Atlantic Preferred Capital, any mortgage loan it sold to Atlantic Preferred Capital in the event any such representation or warranty is untrue. The repurchase price for any such mortgage loan is the outstanding net carrying value thereof plus accrued and unpaid interest thereon at the date of repurchase. Capital Crossing may institute foreclosure proceedings, exercise any power of sale contained in any mortgage or deed of trust, obtain a deed in lieu of foreclosure or otherwise acquire title to a mortgaged property underlying a mortgage loan by operation of law or otherwise in accordance with the terms of the master service agreement.

    The master service agreement may be terminated at any time by written agreement between the parties or at any time by either party upon 30 days prior written notice to the other party and appointment of a successor servicer. The master service agreement will automatically terminate if Atlantic Preferred Capital ceases to be an affiliate of Capital Crossing.

    Capital Crossing remits daily to Atlantic Preferred Capital all principal and interest collected on loans serviced by Capital Crossing for Atlantic Preferred Capital.

    When any mortgaged property underlying a mortgage loan is conveyed by a mortgagor, Capital Crossing generally, upon notice thereof, will enforce any due-on-sale clause contained in the mortgage loan, to the extent permitted under applicable law and governmental regulations. The terms of a particular mortgage loan or applicable law, however, may provide that Capital Crossing is prohibited from exercising the due-on-sale clause under certain circumstances related to the security underlying the mortgage loan and the buyer's ability to fulfill the obligations under the related mortgage note.

ADVISORY AGREEMENT

    Atlantic Preferred Capital has entered into the advisory agreement with Capital Crossing to administer the day-to-day operations of Atlantic Preferred Capital. For the year ended December 31, 1999, Atlantic Preferred Capital incurred $82,000 in servicing fees payable to Capital Crossing. As advisor, Capital Crossing is responsible for:

    (1) monitoring the credit quality of the loan portfolio held by Atlantic Preferred Capital,

    (2) advising Atlantic Preferred Capital with respect to the acquisition, management, financing and disposition of its loans and other assets and

    (3) maintaining the corporate and shareholder records of Atlantic Preferred Capital.

    Capital Crossing may, from time to time, subcontract all or a portion of its obligations under the advisory agreement to one or more of its affiliates involved in the business of managing mortgage assets or, with the approval of a majority of the Board of Directors as well as a majority of the independent directors, subcontract all or a portion of its obligations under the advisory agreement to unrelated third parties. Capital Crossing will not, in connection with the subcontracting of any of its obligations under the advisory agreement, be discharged or relieved in any respect from its obligations under the advisory agreement. Capital Crossing will be paid a monthly advisory fee equal to 0.05% per annum of the average gross outstanding balance of Atlantic Preferred Capital's loans for the immediately preceding month, plus reimbursement for certain expenses of Atlantic Preferred Capital incurred by Capital Crossing as advisor.

    The advisory agreement has an initial term of five years, and will be renewed automatically for additional one-year periods unless notice of nonrenewal is delivered to Capital Crossing by Atlantic Preferred Capital. After the initial five year term, the advisory agreement may be terminated by Atlantic Preferred Capital at any time upon 90 days' prior notice. As long as any Series A preferred shares remain outstanding, any decision by Atlantic Preferred Capital either not to renew the advisory agreement or to terminate the advisory agreement must be approved by a majority of the Board of Directors, as well as by a majority of the independent directors. Other than the servicing fee and the advisory fee, Capital Crossing will not be entitled to any fee for providing advisory and management services to Atlantic Preferred Capital.

GUARANTY AND PLEDGE OF ASSETS

    Atlantic Preferred Capital has guaranteed certain obligations of the Bank and has agreed to pledge certain of its assets in connection with advances the Bank may receive from time to time by the Federal Home Loan Bank of Boston
(FHLB). At December 31, 1999, the Bank had no outstanding FHLB advances.

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

    (b) Reports on Form 8-K: None filed during the period covered by this report.

    (c) Exhibits:

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
          3.1           Restated Articles or Organization of Atlantic Preferred
                        Capital(1)
          3.2           Amended and Restated By-laws of Atlantic Preferred
                        Capital(2)
          4.1           Specimen of certificate representing Series A preferred
                        shares(3)
         10.1           Master Mortgage Loan Purchase Agreement between Atlantic
                        Preferred Capital and Capital Crossing Bank(3).
         10.2           Master Service Agreement between Atlantic Preferred Capital and Capital Crossing Bank(3).
         10.3           Advisory Agreement between Atlantic Preferred Capital and
                        Capital Crossing Bank(3).
         10.4           Form of Letter Agreement between Atlantic Preferred Capital and Capital Crossing Bank regarding issuance of certain
                        securities(3).
        *27.1           Financial Data Schedule

------------------------

(1) Incorporated by reference to Exhibit 3.1 of Atlantic Preferred Capital's Annual Report on Form 10-K filed March 31, 1999 (Commission File
    No. 000-25193).

(2) Incorporated by reference to Exhibit 3.2 of Atlantic Preferred Capital's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999 (Commission File No. 000-25193).

(3) Incorporated by reference to Atlantic Preferred Capital's registration statement on Form S-11 (No. 333-66677), filed November 3, 1998, as amended.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       ATLANTIC PREFERRED CAPITAL CORPORATION

Date: March 27, 2000                                   By:              /s/ RICHARD WAYNE
                                                            -----------------------------------------
                                                                          Richard Wayne
                                                                            PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dated indicated.

                      SIGNATURE                                   TITLE
                      ---------                                   -----
                  /s/ RICHARD WAYNE                    President and Director
     -------------------------------------------         (Principal Executive
                   (Richard Wayne)                       Officer)

                                                       Treasurer and Director
                /s/ JOHN L. CHAMPION                     (Principal Financial
     -------------------------------------------         Officer and Principal
                 (John L. Champion)                      Accounting Officer)

               /s/ NICHOLAS W. LAZARES
     -------------------------------------------       Director
                (Nicholas W. Lazares)

                  /s/ JEFFREY ROSS
     -------------------------------------------       Director
                   (Jeffrey Ross)

     -------------------------------------------       Director
                  (Michael J. Fox)