Form 10-Q
period 2000-03-31
ATLANTIC PREFERRED CAPITAL CORP
filed 2000-05-11
CIK 1072806

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's sole class of common stock was 100 shares, $.01 par value per share, as of May 10, 2000.

                     ATLANTIC PREFERRED CAPITAL CORPORATION
                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                                      Page
Item 1.  Financial Statements:

a)       Balance Sheets                                                                  1

b)       Statements of Income                                                            2

c)       Statements of Changes in Stockholders' Equity                                   3

d)       Statements of Cash Flows                                                        4

e)       Notes to Financial Statements                                                   5

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                        5

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                      9



                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                              10

Item 6.  Exhibits and Reports on Form 8-K                                               10

               Signatures                                                               11

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                     ATLANTIC PREFERRED CAPITAL CORPORATION
                                 BALANCE SHEETS

                                                                         MARCH 31,             DECEMBER 31,
                                                                           2000                    1999
                                                                      ---------------          --------------
                                                                        (IN THOUSANDS, EXCEPT SHARE DATA)
                               ASSETS

Cash account with Capital Crossing Bank                                 $         10              $       40
Money market account with Capital Crossing Bank                               42,578                  32,293
                                                                      ---------------          --------------

          Total cash and cash equivalents                                     42,588                  32,333
                                                                      ---------------          --------------

Certificate of deposit                                                           100                     100

Loans, net of deferred loan fees                                             144,359                 150,880
     Less discount                                                           (12,630)                (12,862)
     Less allowance for loan losses                                           (2,855)                 (2,855)
                                                                      ---------------          --------------

          Loans, net                                                         128,874                 135,163
                                                                      ---------------          --------------

Accrued interest receivable                                                      793                     812
Other real estate owned                                                            -                     434
Due from Capital Crossing Bank                                                    47                       -
Other assets                                                                       8                      31
                                                                      ---------------          --------------

                                                                        $    172,410              $  168,873
                                                                      ===============          ==============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses and other liabilities                                   $       247              $      206
                                                                      ---------------          --------------

          Total liabilities                                                      247                     206
                                                                      ---------------          --------------

Stockholders' equity:
Preferred stock, Series A, 9 3/4% non-cumulative,
  exchangeable; $.01 par value; $10 liquidation value
  per share; 1,449,000 shares authorized, 1,416,130 shares
  issued and outstanding at March 31, 2000 and
  December 31, 1999                                                               14                      14
Preferred stock, Series B, 8% cumulative,
  non-convertible; $.01 par value; $1,000 liquidation
  value per share plus accrued dividends;
  1,000 shares authorized, issued and outstanding                                  -                       -
Common stock, $.01 par value, 100 shares authorized, issued and
  outstanding                                                                      -                       -
Additional paid-in capital                                                   167,839                 167,839
Retained earnings                                                              4,310                     814
                                                                      ---------------          --------------

          Total stockholders' equity                                         172,163                 168,667
                                                                      ---------------          --------------

                                                                         $   172,410              $  168,873
                                                                      ===============          ==============

                 See accompanying notes to financial statements.

                     ATLANTIC PREFERRED CAPITAL CORPORATION
                              STATEMENTS OF INCOME


                                                                       THREE MONTHS ENDED MARCH 31,
                                                                     --------------------------------
                                                                          2000              1999
                                                                     ---------------    -------------
                                                                             (IN THOUSANDS)
Interest income:
     Interest and fees on loans                                          $    3,464        $   3,872
     Interest on money market account with  Capital Crossing Bank               318              198
                                                                     ---------------    -------------
               Total interest income                                          3,782            4,070
                                                                     ---------------    -------------

General and administrative expenses:
     Loan servicing and advisory services                                        93               98
     Other real estate owned income                                            (245)            (351)
     Other general and administrative                                            72               35
                                                                     ---------------    -------------
               Total general and administrative expenses                        (80)            (218)
                                                                     ---------------    -------------

               Net income                                                     3,862            4,288
Preferred stock dividends                                                       366              242
                                                                     ---------------    -------------

Net income available to common stockholder                              $     3,496        $   4,046
                                                                     ===============    =============

                 See accompanying notes to financial statements.

                     ATLANTIC PREFERRED CAPITAL CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                    THREE MONTHS ENDED MARCH 31, 2000
                                          --------------------------------------------------------------------------------------
                                                           PREFERRED STOCK   PREFERRED STOCK
                                           COMMON STOCK        SERIES A         SERIES B       ADDITIONAL
                                          ---------------  ----------------- ----------------   PAID-IN     RETAINED
                                          SHARES  AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL     EARNINGS    TOTAL
                                          ------- -------  -------- -------- -------- ------- ------------- --------- ----------
                                                                         (DOLLARS IN THOUSANDS)
Balance at December 31, 1999                 100   $   -   1,416,130  $  14    1,000   $   -   $   167,839    $  814  $ 168,667
Net income                                     -       -         -        -        -       -             -     3,862      3,862
Dividend on preferred stock, Series A          -       -         -        -        -       -             -      (346)      (346)
Cumulative dividends on preferred stock,       -       -         -        -        -       -             -       (20)       (20)
Series B
                                          ------- -------  --------- -------- -------- ------- ------------- --------- ----------
Balance at March  31, 2000                   100   $   -   1,416,130  $  14    1,000   $   -   $   167,839    $4,310  $ 172,163
                                          ======= =======  ========= ======== ======== ======= ============= ========= ==========


                                                                    THREE MONTHS ENDED MARCH 31, 1999
                                          --------------------------------------------------------------------------------------
                                                           PREFERRED STOCK   PREFERRED STOCK
                                           COMMON STOCK        SERIES A         SERIES B       ADDITIONAL
                                          ---------------  ----------------- ----------------   PAID-IN     RETAINED
                                          SHARES  AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL     EARNINGS    TOTAL
                                          ------- -------  -------- -------- -------- ------- ------------- --------- ----------
                                                                         (DOLLARS IN THOUSANDS)
Balance at December 31, 1998                 100   $   -         -    $   -    1,000  $    -   $   155,263   $ 1,055  $ 156,318
Issuance of preferred stock, Series A          -       -   1,416,130     14        -       -        12,681         -     12,695
Net income                                     -       -         -        -        -       -             -     4,288      4,288
Dividend on preferred stock, Series A          -       -         -        -        -       -             -      (222)      (222)
Cumulative dividends on preferred stock,
  Series B                                     -       -         -        -        -       -             -       (20)       (20)
                                          ------- -------  --------- -------- -------- ------- ------------- --------- ----------
Balance at March  31, 1999                   100   $   -   1,416,130  $  14    1,000   $   -   $   167,944   $ 5,101  $ 173,059
                                          ======= =======  ========= ======== ======== ======= ============= ========= ==========


                 See accompanying notes to financial statements.

                     ATLANTIC PREFERRED CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                            ----------------------------------
                                                                                                 2000              1999
                                                                                            ----------------  ----------------
                                                                                                     (IN THOUSANDS)
Cash flows from operating activities:
     Net income                                                                                  $    3,862        $    4,288
     Adjustments to reconcile net income to net cash provided by operating activities:
       Net gain on sale and disposition of other real
         estate owned                                                                                  (245)             (351)
       Other, net                                                                                        36              (938)
                                                                                            ----------------  ----------------

          Net cash provided by operating activities                                                   3,653             2,999
                                                                                            ----------------  ----------------

Cash flows from investing activities:
     Loan repayments                                                                                  6,289            12,758
     Purchases of loans from Capital Crossing Bank                                                        -           (16,359)
     Sales of other real estate owned                                                                   679             1,426
                                                                                            ----------------  ----------------

          Net cash provided by (used in) investing activities                                         6,968            (2,175)
                                                                                            ----------------  ----------------

Cash flows from financing activities:
     Net proceeds from issuance of preferred stock, Series A                                              -            12,695
     Payment of preferred stock dividend                                                               (366)             (107)
                                                                                            ----------------  ----------------

          Net cash provided by (used in) financing activities                                          (366)           12,588
                                                                                            ----------------  ----------------

Net change in cash and cash equivalents                                                              10,255            13,412
Cash and cash equivalents at beginning of period                                                     32,333            10,580
                                                                                            ----------------  ----------------

Cash and cash equivalents at end of period                                                      $    42,588       $    23,992
                                                                                            ================  ================


Supplemental information:
     Dividends declared, not paid on preferred stock, Series A                                    $     115         $     115
     Dividends declared, not paid on preferred stock, Series B                                           20                20


                 See accompanying notes to financial statements.

                     ATLANTIC PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

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

The financial information as of March 31, 2000 and the results of operations, changes in stockholders' equity and cash flows for the periods ended March 31, 2000 and 1999 are unaudited; however, in the opinion of management, the financial information reflects all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation in accordance with generally accepted accounting principles. Interim results are not necessarily indicative of results to be expected for the entire year. These interim financial statements are intended to be read in conjunction with the financial statements presented in Atlantic Preferred Capital's Annual Report on Form 10-K for the year ended December 31, 1999.

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

Note 2. SUBSEQUENT EVENT

In April 2000, mortgage loans with a carrying value of approximately $80.4 million were contributed to Atlantic Preferred Capital by Capital Crossing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made or incorporated in this Quarterly Report on Form 10-Q include a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements containing the words "anticipates," "believes," "expects," "intends," "future" and words of similar import which express management's belief, expectations or intentions regarding the future performance of Atlantic Preferred Capital. Atlantic Preferred Capital's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such differences are discussed in this Form 10-Q, Atlantic Preferred Capital's Annual Report on Form 10-K, and include, without limitation: (i) the possible exchange of the Series A preferred shares for preferred shares of Capital Crossing at the direction of the FDIC if Capital Crossing becomes or may in the near term become undercapitalized or is placed in conservatorship or receivership; (ii) risks associated with mortgage loans generally, and particularly the geographic concentration of Atlantic Preferred Capital's loan portfolio at March 31, 2000 in the Northeast and California; and (iii) the failure by Atlantic Preferred Capital to maintain its status as a REIT for federal income tax purposes.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Net income available to common stockholder decreased $550,000 or 13.6%, to $3.5 million for the three months ended March 31, 2000 compared to $4.0 million for the three months ended March 31, 1999. This decline is attributable to the decrease in interest income of $288,000, or 7.08%, to $3.8 million for the three months ended March 31, 2000, compared to $4.1 million for the three months ended March 31, 1999. Interest and fee income on loans for the three months ended March 31, 2000 decreased $408,000, or 10.5%, to $3.5 million compared to $3.9 million for the three months ended March 31, 1999.

The yields on Atlantic Preferred Capital's earning assets are summarized as follows:



                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                           ---------------------------------------------------------------------------------------------
                                            2000                                             1999
                           -----------------------------------------  --------------------------------------------------

                              AVERAGE     INTEREST                         AVERAGE         INTEREST
                              BALANCE      INCOME        YIELD             BALANCE          INCOME           YIELD
                           ------------- ----------- ---------------  -----------------  --------------  ---------------
                                                              (DOLLARS IN THOUSANDS)
Loans, net                    $ 132,881     $ 3,464         10.48%        $   138,377      $    3,872         11.35%
Money market account             37,515         318          3.41              23,992             198          3.35
Certificate of deposit              100           -          4.40                   -               -             -
                           ------------- ----------- ---------------  -----------------  --------------  ---------------
                              $ 170,496     $ 3,782          8.92%        $   162,369       $   4,070          10.17%
                           ============= =========== ===============  =================  ==============  ===============

The weighted average yield on interest-earning assets decreased to 8.92% for 2000 from 10.17% for 1999. During the three months ended March 31, 2000 and 1999, the yield on the loan portfolio was 10.48% and 11.35%, respectively. A portion of this decrease is the result of a lower level of discount accretion income that was generated by loan payoffs. The decline in interest and fee income on loans is also attributable to a decrease of $5.5 million in the average balance of loans from $138.4 million for the three months ended March 31, 1999 to $132.9 million for the three months ended March 31, 2000. This decline is primarily the result of loan amortization and pay-offs. No loans were purchased from or contributed by Capital Crossing in the first quarter of 2000.

The average balance of our money market account increased $13.5 million to $37.5 million for the three months ended March 31, 2000, compared to $24.0 million for 1999 as a result of cash accumulated as a result of loan payments received. The yield has remained stable for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999.

Income on loans includes the portion of the purchase discount that is accreted into income over the remaining lives of the related loans using the interest method. Because the carrying value of the loan portfolio is net of purchase discount, the related yield on this portfolio generally is higher than the aggregate contractual rate paid on the loans. The total yield includes the excess of a loan's expected discounted future cash flows over its net investment, recognized using the interest method. In addition, when a loan is paid off, the excess of any cash received over the net investment is recorded as discount accretion income.

Gain on sale of other real estate owned of $245,000 for the three months ended March 31, 2000, consisted of the gain on sale of one property. The gain on sale of other real estate owned of $351,000 in the 1999 period consisted of the gain on sale of two properties.

General and administrative expenses for the three months ended March 31, 2000 increased $37,000, or 105.7%, to $72,000 compared to $35,000 for the three months ended March 31, 1999. This increase is attributable primarily to professional services related to tax compliance incurred during the first quarter of 2000.

FINANCIAL CONDITION

LOAN PORTFOLIO

The following table sets forth information regarding the composition of the loan portfolio:

                                                      MARCH 31,          DECEMBER 31,
                                                        2000                1999
                                                   -----------------  ----------------
                                                             (IN THOUSANDS)
Mortgage loans on real estate:
      Commercial                                        $    94,203       $    98,748
      Multi-family                                           41,190            42,677
      One-to-four family                                      8,016             8,415
      Land                                                      742               820
                                                   -----------------  ----------------
                                                            144,151           150,660
                                                   -----------------  ----------------
Secured commercial                                              227               232
Other                                                            29                29
                                                   -----------------  ----------------
      Total loan portfolio                                  144,407           150,921
Less:
      Non-amortizing discount                                (7,316)           (7,318)
      Amortizing discount                                    (5,314)           (5,544)
      Allowance for loan losses                              (2,855)           (2,855)
      Net deferred loan income                                  (48)              (41)
                                                   -----------------  ----------------

      Loans, net                                        $   128,874       $   135,163
                                                   =================  ================


Atlantic Preferred Capital intends that each loan acquired from Capital Crossing in the future will be a whole loan, and will be originated or acquired by Capital Crossing in the ordinary course of its business. Atlantic Preferred Capital also intends that all loans held by it will be serviced pursuant to the master service agreement.

Non-accrual loans, net of discount, totaled $2.6 million and $1.1 million at March 31, 2000 and December 31, 1999, respectively. Loans are generally placed on non-accrual status and interest is not accrued when the collectibility of principal and interest is not probable or estimable. Unpaid interest income previously accrued on such loans is reversed against current period interest income. A loan is returned to accrual status when a loan is brought current in accordance with management's anticipated cash flows at the time of acquisition.

ALLOWANCE FOR LOAN LOSSES

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

Quarterly reviews of the loan portfolio are performed to identify loans for which specific allowance allocations are considered prudent. Specific allocations include the results of measuring impaired loans under Statement of Financial Accounting Standards No. 114. General risk allocations are determined by formula whereby the loan portfolio is stratified by loan type and by risk rating category. Loss factors are then applied to each stratum based on various considerations including historical loss experience, delinquency trends, current economic conditions, industry standards and regulatory guidelines. Any remaining unallocated portion is reviewed for adequacy in relation to the overall loan portfolio and in recognition of estimates inherent in the calculation methodology.


An analysis of the allowance for loan losses follows:


                                                                    THREE MONTHS ENDED MARCH 31,
                                                                    2000                    1999
                                                             --------------------   ---------------------
                                                                           (IN THOUSANDS)
Balance at beginning of period                                      $      2,855            $      1,337
Transfer from Capital Crossing with loans acquired                             -                     319
Transfer from non-amortizing discount                                          -                     860
                                                             ====================   =====================
Balance at end of period                                            $      2,855            $      2,516
                                                             ====================   =====================

During the first quarter of 1999, Atlantic Preferred Capital transferred $860,000 from non-amortizing discount to the allowance for loan losses, representing general reserve allocations, in connection with its change from accounting for loan discounts on a static pool basis to accounting for them on an individual loan basis.

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

SIGNIFICANT CONCENTRATION OF CREDIT RISK

Concentration of credit risk generally arises with respect to Atlantic Preferred Capital's loan portfolio when a number of borrowers engage in similar business activities, or activities in the same geographic region. Concentration of credit risk indicates the relative sensitivity of Atlantic Preferred Capital's performance to both positive and negative developments affecting a particular industry. Atlantic Preferred Capital's balance sheet exposure to geographic concentrations directly affects the credit risk of the loans within its loan portfolio. At March 31, 2000 and December 31, 1999, 75.06% and 76.07%, respectively, of Atlantic Preferred Capital's total loan portfolio consisted of loans located in New England and California. Consequently, the portfolio may experience a higher default rate, than its current default rate, in the event of adverse economic, political or business developments or natural hazards in New England or California that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is the objective of Atlantic Preferred Capital to attempt to control risks associated with interest rate movements. Market risk is the risk of loss from adverse changes in market prices and interest rates. Atlantic Preferred Capital's market risk arises primarily from interest rate risk inherent in holding loans. To that end, management actively monitors and manages the interest rate risk exposure of Atlantic Preferred Capital. Atlantic Preferred Capital's management reviews, among other things, the sensitivity of Atlantic Preferred Capital's assets to interest rate changes, the book and market values of assets, purchase and sale activity, and anticipated loan pay-offs. Capital Crossing's senior management also approves and establishes pricing and funding decisions with respect to Atlantic Preferred Capital's overall asset composition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Interest Rate Risk--Significant Concentration of Credit Risk" and "--Liquidity Risk Management" beginning on page 8 of this Quarterly Report on Form 10-Q.

Atlantic Preferred Capital's methods for evaluating interest rate risk include an analysis of its interest rate sensitivity "gap" which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

Quantitative information regarding market risk has not changed significantly since December 31, 1999.

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

EXHIBIT
  NO.                   EXHIBIT
  27            Financial Data Schedule

(b) Reports on Form 8-K filed during the three months ended March 31, 2000 are set forth below.

i) On February 2, 2000, Atlantic Preferred Capital filed a Form 8-K to report that CHB Realty Corp. ("CHB"), the sole holder of Atlantic Preferred Capital's common stock, was dissolved by CHB's parent, Capital Crossing Bank, at which time Capital Crossing Bank became the sole holder of Atlantic Preferred Capital's common stock.

ii) On April 6, 2000, Atlantic Preferred Capital filed a Form 8-K to report the dismissal of Wolf & Company, P.C. as the Registrant's independent accountants and the retention of KPMG LLP as the Registrant's new independent accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ATLANTIC PREFERRED CAPITAL CORPORATION

Date: May 10, 2000                        By: /s/ Richard Wayne
                                              ---------------------
                                              Richard Wayne
                                              President



Date: May 10, 2000                        By: /s/ John L. Champion
                                              ------------------------
                                              John L. Champion
                                              Treasurer