Form 10-Q
period 2000-06-30
ATLANTIC PREFERRED CAPITAL CORP
filed 2000-08-11
CIK 1072806

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's sole class of common stock was 100 shares, $.01 par value per share, as of August 7, 2000.

                     ATLANTIC PREFERRED CAPITAL CORPORATION
                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


                                                                           Page
Item 1.  Financial Statements:

a)       Balance Sheets                                                      1

b)       Statements of Income                                                2

c)       Statements of Changes in Stockholders' Equity                       3

d)       Statements of Cash Flows                                            4

e)       Notes to Financial Statements                                       5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 5

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          10


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   12

Item 4.  Submission of Matters to a Vote of Security Holders                 12

Item 6.  Exhibits and Reports on Form 8-K                                    12


              Signatures                                                     13


                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                     ATLANTIC PREFERRED CAPITAL CORPORATION
                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                         JUNE 30,               DECEMBER 31,
                                                                           2000                     1999
                                                                      --------------           -------------
                               ASSETS

Cash account with Capital Crossing Bank                               $           78           $          40
Interest-bearing deposits with Capital Crossing Bank                          58,353                  32,393
                                                                      --------------           -------------

          Total cash and cash equivalents                                     58,431                  32,433
                                                                      --------------           -------------

Loans, net of deferred loan fees                                             216,083                 150,880
     Less discount                                                           (13,591)                (12,862)
     Less allowance for loan losses                                           (4,070)                 (2,855)
                                                                      --------------           -------------

          Loans, net                                                         198,422                 135,163
                                                                      --------------           -------------

Accrued interest receivable                                                    1,300                     812
Other real estate owned                                                            -                     434
Other assets                                                                      12                      31
                                                                      --------------           -------------

                                                                      $      258,165           $     168,873
                                                                      ==============           =============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses and other liabilities                                $          267           $         206
                                                                      --------------           -------------

          Total liabilities                                                      267                     206
                                                                      --------------           -------------

Stockholders' equity:
Preferred stock, Series A, 9 3/4% non-cumulative, exchangeable;
   $.01 par value; $10 liquidation value per share;
   1,449,000 shares authorized, 1,416,130 shares issued and
   outstanding at June 30, 2000 and December 31, 1999                             14                      14
Preferred stock, Series B, 8% cumulative, non convertible;
   $.01 par value; $1,000 liquidation value per share plus
   accrued dividends; 1,000 shares authorized, 998 shares
   issued and outstanding at June 30, 2000, 1,000 shares
   authorized, issued and outstanding at December 31, 1999                         -                       -
Common stock, $.01 par value, 100 shares authorized, issued
   and outstanding                                                                 -                       -
Additional paid-in capital                                                   248,270                 167,839
Retained earnings                                                              9,614                     814
                                                                      --------------           -------------

          Total stockholders' equity                                         257,898                 168,667
                                                                      --------------           -------------

                                                                      $      258,165           $     168,873
                                                                      ==============           =============


                 See accompanying notes to financial statements.

                     ATLANTIC PREFERRED CAPITAL CORPORATION
                              STATEMENTS OF INCOME


                                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                         JUNE 30,                       JUNE 30,
                                                              ------------------------------- ------------------------------
                                                                  2000             1999            2000           1999
                                                              --------------  --------------- --------------- --------------
                                                                                       (IN THOUSANDS)
Interest income:
     Interest and fees on loans                                   $   5,359        $   4,873       $   8,823      $   8,745
     Interest on interest-bearing deposits
          with Capital Crossing Bank                                    469              190             787            388
                                                              --------------  --------------- --------------- --------------

               Total interest income                                  5,828            5,063           9,610          9,133
                                                              --------------  --------------- --------------- --------------

General and administrative expenses:
     Loan servicing and advisory services                               132              104             225            202
     Other real estate owned income                                       -              (14)           (245)          (365)
     Other general and administrative                                    27               15              99             50
                                                              --------------  --------------- --------------- --------------

               Total general and administrative expenses                159              105              79           (113)
                                                              --------------  --------------- --------------- --------------

               Net income                                             5,669            4,958           9,531          9,246

Preferred stock dividends                                               366              367             731            609
                                                              --------------  --------------- --------------- --------------

Net income available to common stockholder                       $    5,303        $   4,591       $   8,800      $   8,637
                                                              ==============  =============== =============== ==============


                 See accompanying notes to financial statements.

                     ATLANTIC PREFERRED CAPITAL CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                       SIX MONTHS ENDED JUNE 30, 2000
                                          -----------------------------------------------------------------------------------------
                                                            PREFERRED STOCK   PREFERRED STOCK
                                           COMMON STOCK        SERIES A           SERIES B       ADDITIONAL
                                          ---------------  ------------------ -----------------   PAID-IN     RETAINED    TOTAL
                                          SHARES  AMOUNT   SHARES    AMOUNT   SHARES   AMOUNT     CAPITAL     EARNINGS   AMOUNT
                                          ------- -------  -------- --------- -------- -------- ------------  -------- ------------
                                                                          (DOLLARS IN THOUSANDS)
Balance at December 31, 1999                 100    $  -   1,416,130  $   14    1,000    $   -    $ 167,839    $  814   $168,667
Net income                                     -       -           -       -        -        -            -     9,531      9,531
Capital contribution from common
  stockholder                                  -       -           -       -        -        -       80,433         -     80,433
Dividends on preferred stock, Series A         -       -           -       -        -        -            -      (691)      (691)
Repurchase of preferred stock, Series B        -       -           -       -       (2)       -           (2)        -         (2)
Cumulative dividends on preferred stock,
  Series B                                     -       -           -       -        -        -            -       (40)       (40)
                                          ======= =======  ========= ========= ======== ======== ============  ======== ==========
Balance at June  30, 2000                    100    $  -   1,416,130  $   14      998    $   -   $  248,270    $9,614   $257,898
                                          ======= =======  ========= ========= ======== ======== ============  ======== ==========





                                                                      SIX MONTHS ENDED JUNE 30, 1999
                                          ---------------------------------------------------------------------------------------
                                                            PREFERRED STOCK   PREFERRED STOCK
                                           COMMON STOCK        SERIES A           SERIES B       ADDITIONAL
                                          ---------------  ------------------ -----------------   PAID-IN     RETAINED   TOTAL
                                          SHARES  AMOUNT   SHARES    AMOUNT   SHARES   AMOUNT     CAPITAL     EARNINGS  AMOUNT
                                          ------- -------  -------- --------- -------- -------- ------------  -------- ----------
                                                                          (DOLLARS IN THOUSANDS)
Balance at December 31, 1998                 100   $   -         -    $    -    1,000    $   -  $   155,263   $ 1,055   $ 156,318
Issuance of preferred stock, Series A          -       -   1,416,130      14        -        -       12,530         -     12,544
Net income                                     -       -         -         -        -        -            -     9,246      9,246
Dividends on preferred stock, Series A         -       -         -         -        -        -            -      (568)      (568)
Cumulative dividends on preferred stock,
 Series B                                      -       -         -         -        -        -            -       (41)       (41)
                                          ------- -------  --------- --------- -------- -------- ------------  -------- ----------
Balance at June  30, 1999                    100   $   -   1,416,130  $   14    1,000    $   -   $  167,793    $ 9,692  $ 177,499
                                          ======= =======  ========= ========= ======== ======== ============  ======== ==========



                 See accompanying notes to financial statements.

                     ATLANTIC PREFERRED CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                          -------------------------
                                                                                             2000          1999
                                                                                           --------      --------
                                                                                               (IN THOUSANDS)
Cash flows from operating activities:
     Net income                                                                            $  9,531      $  9,246
     Adjustments to reconcile net income to net cash provided by operating activities:
       Net gain on sale and disposition of other real estate owned                             (245)         (365)
       Other, net                                                                              (409)         (915)
                                                                                           --------      --------

         Net cash provided by operating activities                                            8,877         7,966
                                                                                           --------      --------

Cash flows from investing activities:
     Loan repayments                                                                         17,173        24,625
     Purchase of loans from Capital Crossing Bank                                                 -       (36,774)
     Sales of other real estate owned                                                           679         1,440
                                                                                           --------      --------

         Net cash provided by (used in) investing activities                                 17,852       (10,709)
                                                                                           --------      --------

Cash flows from financing activities:
     Net proceeds from issuance of preferred stock, Series A                                      -        12,544
     Payment of preferred stock dividends                                                      (731)         (453)
                                                                                           --------      --------

         Net cash (used in) provided by financing activities                                   (731)       12,091
                                                                                           --------      --------

Net change in cash and cash equivalents                                                      25,998         9,348
Cash and cash equivalents at beginning of period                                             32,433        10,580
                                                                                           --------      --------

Cash and cash equivalents at end of period                                                 $ 58,431      $ 19,928
                                                                                           ========      ========

Supplemental information:
     Dividends declared, not paid, on preferred stock, Series A                                 115           115
     Cumulative dividends accrued, not paid on preferred stock, Series B                         20            41
     Capital contributions from common stockholder in the form of mortgage loans             80,433             -
     Transfers from loans to other real estate owned                                              -         1,075



                 See accompanying notes to financial statements.

                     ATLANTIC PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000

Note 1.           BASIS OF PRESENTATION

Atlantic Preferred Capital Corporation ("Atlantic Preferred Capital") is a Massachusetts corporation incorporated on March 20, 1998. Capital Crossing Bank ("Capital Crossing"), organized Atlantic Preferred Capital to acquire and hold real estate mortgage assets in a cost-effective manner and to provide Capital Crossing with an additional means of raising capital for federal and state regulatory purposes. Capital Crossing owns all of the outstanding common stock of Atlantic Preferred Capital. Atlantic Preferred Capital operates in a manner which allows it to be taxed as a real estate investment trust, or a "REIT", under the Internal Revenue Code of 1986, as amended. As a REIT, Atlantic Preferred Capital generally will not be required to pay federal income tax if it distributes its earnings to its stockholders and continues to meet a number of other requirements.

The financial information as of June 30, 2000 and the results of operations, changes in stockholders' equity and cash flows for the periods ended June 30, 2000 and 1999 are unaudited; however, in the opinion of management, the financial information reflects all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation in accordance with generally accepted accounting principles. Interim results are not necessarily indicative of results to be expected for the entire year. These interim statements are intended to be read in conjunction with the financial statements presented in Atlantic Preferred Capital's Annual Report on Form 10-K for the year ended December 31, 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made or incorporated in this Quarterly Report on Form 10-Q include a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements containing the words "anticipates," "believes," "expects," "intends," "future" and words of similar import which express management's belief, expectations or intentions regarding the future performance of Atlantic Preferred Capital. Atlantic Preferred Capital's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such differences are discussed in this Form 10-Q, Atlantic Preferred Capital's Annual Report on Form 10-K, and include, without limitation: (i) the possible exchange of the Series A preferred shares for preferred shares of Capital Crossing at the direction of the FDIC if Capital Crossing becomes or may in the near term become undercapitalized or is placed in conservatorship or receivership; (ii) risks associated with mortgage loans generally, and particularly the geographic concentration of Atlantic Preferred Capital's loan portfolio at June 30, 2000 in the Northeast and California; and (iii) the failure by Atlantic Preferred Capital to maintain its status as a REIT for federal income tax purposes.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Net income available to common stockholders increased $712,000, or 15.5%, to $5.3 million for the three months ended June 30, 2000 compared to $4.6 million for the three months ended June 30, 1999. This increase is attributable to an increase in total interest income of $765,000, or 15.1%, to $5.8 million for the three months ended June 30, 2000, compared to $5.1 million for the three months ended June 30, 1999. Interest income from loans for the three months ended June 30, 2000 increased $486,000, or 10.0%, to $5.4 million compared to $4.9 million for the three months ended June 30, 1999.

The yields on Atlantic Preferred Capital's earning assets are summarized as follows:


                                                             THREE MONTHS ENDED JUNE 30,
                                ----------------------------------------------------------------------------------
                                                2000                                       1999
                                -------------------------------------     ----------------------------------------
                                  AVERAGE      INTEREST                     AVERAGE      INTEREST
                                  BALANCE       INCOME       YIELD          BALANCE       INCOME        YIELD
                                ------------  -----------  ----------     ------------  -----------  -------------
                                                             (DOLLARS IN THOUSANDS)
Loans, net                      $   189,927   $    5,359       11.35  %   $   147,754   $    4,873          13.23 %
Interest-bearing deposits
   at Capital Crossing Bank          49,665          469        3.79           28,619          190           2.66
                                ============  ===========  =============  ============  ===========  =============
                                $   239,592   $    5,828        8.11  %   $   176,373   $    5,063          11.51 %
                                ============  ===========  =============  ============  ===========  =============


The weighted average yield on interest-earning assets decreased to 8.11% for 2000 from 11.51% for 1999. During the three months ended June 30, 2000 and 1999, the yield on the loan portfolio was 11.35% and 13.23%, respectively. This decrease is primarily a result of a decrease in discount income recognized at the time of individual loan payoffs due primarily to the rising interest rate environment. Average loans, net for the three months ended June 30, 2000 totaled $190.0 million compared to $147.8 million for the three months ended June 30, 1999. This increase is due primarily to loans in the amount of $80.4 million contributed by Capital Crossing in the second quarter of 2000. These contributed loans have a lower yield than the loans that were in the portfolio at the time of the contributions, offsetting the increases in interest income experienced as a result of the higher interest rate environment.

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

When a loan is paid off, the excess of any cash received over the net investment is recorded as interest income. In addition to the amount of purchase discount that is recognized at that time, income may also include interest owed by the borrower prior to Capital Crossing's acquisition of the loan, interest collected if on nonaccrual status and other loan fees ("other interest income"). The following table sets forth, for the periods indicated, the components of interest and fees on loans and leases. There can be no assurance regarding future interest income, including the yields and related level of such income, or the relative portion attributable to loan pay-offs as compared to other sources.


                                                                            THREE MONTHS ENDED JUNE 30,
                                                               -------------------------------------------------------
                                                                          2000                         1999
                                                               ---------------------------   -------------------------
                                                                INTEREST                      INTEREST
                                                                 INCOME         YIELD          INCOME        YIELD
                                                               -----------   -------------    -----------  -----------
                                                                               (DOLLARS IN THOUSANDS)
           Regularly scheduled interest and accretion income   $     4,887      10.35 %      $     3,818     10.36 %
           Purchase discount recognized on loan pay-offs
                and other interest income                              472       1.00              1,055      2.87
                                                               -----------   -------------   ------------  -----------
                                                               $     5,359      11.35 %      $     4,873     13.23 %
                                                               ===========   =============   ============  ===========


The amount of loan payoffs and related discount income is influenced by several factors, including the interest rate environment, the real estate market in particular areas, the timing of transactions, and circumstances related to individual borrowers and loans.

The average balance of interest-bearing deposits at Capital Crossing increased $21.0 million to $49.7 million for the three months ended June 30, 2000 2000, compared to $28.6 million for 1999 as a result of cash accumulated from operating activities. The yield on interest-bearing deposits increased in 2000 because Atlantic Preferred Capital Corporation transferred a portion of interest-bearing deposits from the money market account to higher yielding certificates of deposit.

Loan servicing and advisory services for the three months ended June 30, 2000 increased $28,000 or 26.9%, to $132,000 compared to $104,000 for the three months ended June 30, 1999. This increase is due to the overall increase in the loan portfolio.

General and administrative expenses for the three months ended June 30, 2000 increased $12,000, or 80.0%, to $27,000 compared to $15,000 for the three months ended June 30, 1999. This increase is due primarily to increased financial printing costs for the three months ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Net income available to common stockholders increased $163,000, or 1.9%, to $8.8 million for the six months ended June 30, 2000 compared to $8.6 million for the six months ended June 30, 1999. Total interest income increased $477,000, or 5.2%, to $9.6 million for the six months ended June 30, 2000, compared to $9.1 million for the six months ended June 30, 1999. Interest income from loans for the six months ended June 30, 2000 increased $78,000, or .9%, to $8.8 million compared to $8.7 million for the six months ended June 30, 1999.

The yields on Atlantic Preferred Capital's earning assets are summarized as follows:


                                                              SIX MONTHS ENDED JUNE 30,
                                ----------------------------------------------------------------------------------
                                                2000                                      1999
                                -------------------------------------   ------------------------------------------
                                  AVERAGE      INTEREST                     AVERAGE      INTEREST
                                  BALANCE       INCOME       YIELD          BALANCE       INCOME        YIELD
                                ------------  -----------  ----------     ------------  -----------  -------------
                                                             (DOLLARS IN THOUSANDS)
Loans, net                      $   161,404   $    8,823       10.99  %   $   144,475   $    8,745          12.21 %
Interest-bearing deposits
   at Capital Crossing Bank          43,640          787        3.63           27,805          388           2.81
                                ============  ===========  =============  ============  ===========  =============
                                $   205,044   $    9,610        9.43  %   $   172,280   $    9,133          10.69 %
                                ============  ===========  =============  ============  ===========  =============


The weighted average yield on interest-earning assets decreased to 9.43% for 2000 from 10.69% for 1999. For the six months ended June 30, 2000 and 1999, the yield on the loan portfolio was 10.99% and 12.21%, respectively. This decrease is primarily a result of a decrease in discount income recognized at the time of individual loan payoffs due primarily to the higher interest rate environment. Average loans, net for the six months ended June 30, 2000 totaled $161.4 million compared to $144.5 million for the six months ended June 30, 1999. This increase is due primarily to loans in the amount of $80.4 million contributed by Capital Crossing in the second quarter of 2000. These contributed loans have a lower yield than the loans that were in the portfolio at the time of the contributions, offsetting the increase experienced as a result of the higher interest rate environment

Income on loans includes the portion of the purchase discount that is accreted into income over the remaining lives of the related loans using the interest method. Because the carrying value of the loan portfolio is net of purchase discount, the related yield on this portfolio generally is higher than the aggregate contractual rate paid on the loans. The total yield includes the excess of a loan's expected discounted future cash flows over its net investment, recognized using the interest method.

When a loan is paid off, the excess of any cash received over the net investment is recorded as interest income. In addition to the amount of purchase discount that is recognized at that time, income may also include interest owed by the borrower prior to Capital Crossing's acquisition of the loan, interest collected if on nonaccrual status and other loan fees ("other interest income"). The following table sets forth, for the periods indicated, the components of interest and fees on loans and leases. There can be no assurance regarding future interest income, including the yields and related level of such income, or the relative portion attributable to loan pay-offs as compared to other sources.


                                                                  SIX MONTHS ENDED JUNE 30,
                                                    -------------------------------------------------------
                                                               2000                         1999
                                                    ---------------------------   -------------------------
                                                     INTEREST                      INTEREST
                                                      INCOME         YIELD          INCOME        YIELD
                                                    ------------ --------------   ------------ ------------
                                                                  (DOLLARS IN THOUSANDS)
Regularly scheduled interest and accretion income   $     8,308      10.35 %       $    7,382     10.31 %
Purchase discount recognized on loan pay-offs
     and other interest income                              515       0.64              1,363      1.90
                                                    ------------ --------------   ------------ ------------
                                                    $     8,823      10.99 %      $     8,745     12.21 %
                                                    ============ ==============   ============ ============


The amount of loan payoffs and related discount income is influenced by several factors, including the interest rate environment, the real estate market in particular areas, the timing of transactions, and circumstances related to individual borrowers and loans.

The average balance of interest-bearing deposits increased $15.8 million to $43.6 million for the six months ended June 30, 2000, compared to $27.8 million for 1999 as a result of cash accumulated from loan payments received. During the six months ended June 30, 2000, Atlantic Preferred Capital invested in short-term certificates of deposits yielding higher rates of interest than money market accounts, accounting for the higher yield for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

Gain on sale of other real estate owned of $245,000 for the six months ended June 30, 2000, consisted of the gain on sale of one property. The gain on sale of other real estate owned of $365,000 in the 1999 period consisted of the gain on sale of two properties.

General and administrative expenses for the six months ended June 30, 2000 increased $49,000, or 98.0%, to $99,000 compared to $50,000 for the six months ended June 30, 1999. This increase is attributable primarily to professional services related to tax compliance incurred during the first quarter of 2000.

FINANCIAL CONDITION

INTEREST-BEARING DEPOSITS

Interest-bearing deposits consist of a money market account with a balance of $40.8 million and certificates of deposit. Certificates of deposit totaled $17.6 million with an interest rate of 5.75%, all maturing in August 2000.

LOAN PORTFOLIO

The following table sets forth information regarding the composition of the loan portfolio:


                                                       JUNE 30,        DECEMBER 31,
                                                         2000              1999
                                                   ----------------   ---------------
                                                             (IN THOUSANDS)
Mortgage loans on real estate:
      Commercial                                   $        128,281   $        98,748
      Multi-family                                           79,572            42,677
      One-to-four family                                      7,374             8,415
      Land                                                      721               820
                                                   ----------------   ---------------
      Total                                                 215,948           150,660

Secured commercial                                              221               232
Other                                                            29                29
                                                   ----------------   ---------------
      Total loan portfolio                                  216,198           150,921
Less discount:
      Non-amortizing discount                                (7,943)           (7,318)
      Amortizing discount                                    (5,648)           (5,544)
      Allowance for loan losses                              (4,070)           (2,855)
      Net deferred loan income                                 (116)              (41)
                                                   ----------------   ---------------

      Loans, net                                   $        198,421    $      135,163
                                                   ================   ===============


Atlantic Preferred Capital intends that each loan acquired from Capital Crossing in the future will be a whole loan, and will be originated or acquired by Capital Crossing in the ordinary course of its business. Atlantic Preferred Capital also intends that all loans held by it will be serviced pursuant to the master service agreement.

Non-accrual loans, net of discount totaled $2.4 million and $1.1 million at June 30, 2000 and December 31, 1999, respectively. Loans are generally placed on non-accrual status and interest is not accrued when the collectibility of principal and interest is not probable or estimable. Unpaid interest income previously accrued on such loans is reversed against current period interest income. A loan is returned to accrual status when a loan is brought current in accordance with management's anticipated cash flows at the time of acquisition.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the loan balance, or a portion thereof, is uncollectible. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.

Quarterly reviews of the loan portfolio are performed to identify loans for which specific allowance allocations are considered prudent. Specific allocations include the results of measuring impaired loans under Statement of Financial Accounting Standards No. 114. General risk allocations are determined by formula whereby the loan portfolio is stratified by loan type and by internal risk rating categories. Loss factors are then applied to each strata based on various considerations including historical loss experience, delinquency trends, current economic conditions, industry standards and regulatory guidelines. Any remaining unallocated portion is reviewed for adequacy in relation to the overall loan portfolio and in recognition of estimates inherent in the calculation methodology.

An analysis of the allowance for loan losses follows:


                                                  THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                              -------------------------------------  ------------------------------------
                                                    2000                1999               2000                1999
                                              ----------------     ----------------  ----------------    ----------------
                                                                            (IN THOUSANDS)
Balance at beginning of period                $          2,855    $          2,516   $          2,855               1,337
Transfer from Capital Crossing with
   loans acquired                                        1,215                 339              1,215                 658
Transfer from non-amortizing discount                        -                   -                  -                 860
                                              ----------------     ----------------  ----------------    ----------------
Balance at end of period                      $          4,070    $          2,855   $          4,070    $          2,855
                                              ================    ================   ================    ================


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

SIGNIFICANT CONCENTRATION OF CREDIT RISK

Concentration of credit risk generally arises with respect to Atlantic Preferred Capital's loan portfolio when a number of borrowers engage in similar business activities, or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of Atlantic Preferred Capital's performance to both positive and negative developments affecting a particular industry. Atlantic Preferred Capital's balance sheet exposure to geographic concentrations directly affects the credit risk of the loans within its loan portfolio. At June 30, 2000, 33.5% and 40.2%, respectively, of Atlantic Preferred Capital's total loan portfolio consisted of loans located in New England and California. At December 31, 1999, 49.3% and 26.8%, respectively, of Atlantic Preferred Capital's total loan portfolio consisted of loans located in New England and California. Consequently, the portfolio may experience a higher default rate, than its current default rate, in the event of adverse economic, political or business developments or natural hazards in New England or California that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages.

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

       Atlantic Preferred Capital's principal liquidity needs are:

       (1) to maintain the current portfolio size through the acquisition of additional mortgage assets as mortgage assets currently in the loan portfolio mature, pay down or prepay, and

       (2) to pay dividends on the Series A preferred shares and common shares.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is the objective of Atlantic Preferred Capital to attempt to control risks associated with interest rate movements. Market risk is the risk of loss from adverse changes in market prices and interest rates. Atlantic Preferred Capital's market risk arises primarily from interest rate risk inherent in holding loans. To that end, management actively monitors and manages the interest rate risk exposure of Atlantic Preferred Capital. Atlantic Preferred Capital's management reviews, among other things, the sensitivity of Atlantic Preferred Capital's assets to interest rate changes, the book and market values of assets, purchase and sale activity, and anticipated loan pay-offs. Capital Crossing's senior management also approves and establishes pricing and funding decisions with respect to Atlantic Preferred Capital's overall asset composition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Interest Rate Risk;--Significant Concentration of Credit Risk" and "--Liquidity Risk Management" beginning on page 9 of this Quarterly Report on Form 10-Q.

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

The following table sets forth interest-rate sensitive assets and related weighted average rates categorized by repricing dates at June 30, 2000. For fixed rate instruments, the repricing date is the maturity date. For adjustable-rate instruments, the repricing date is deemed to be the earliest possible interest rate adjustment date.


                                             WITHIN       ONE TO       TWO TO      THREE TO      FOUR TO       OVER
                                               ONE         TWO          THREE        FOUR         FIVE         FIVE
                                  OVERNIGHT    YEAR       YEARS         YEARS        YEARS        YEARS       YEARS        TOTAL
                                  ---------    ----       -----         -----        -----        -----       -----        -----
                                                                        (DOLLARS IN THOUSANDS)
RATE-SENSITIVE ASSETS:
Interest-bearing deposits in
    banks.                         $ 40,753  $ 17,600    $      -      $      -     $      -      $     -     $      -     $  58,353
  Average interest rate               3.50%     5.74%
Fixed-rate loans (1)                      -    31,125       8,902         4,262        3,426        3,057       14,218        64,990
  Average interest rate                         9.35%       9.39%         8.94%        8.94%        9.06%        8.65%
Adjustable-rate loans(1)             42,042    96,672       5,185         1,839          395        2,306            -       148,439
  Average interest rate              10.62%     8.54%       9.03%         9.21%        8.06%        7.76%
                                   --------  --------    --------      --------      -------      -------     --------     ---------
      Total rate-sensitive assets  $ 82,795  $145,397    $ 14,087      $  6,101      $ 3,821      $ 5,363     $ 14,218     $ 271,782
                                   ========  ========    ========      ========      =======      =======     ========     =========

----------------
(1) Loans are presented at gross amounts before deducting discounts on purchased loans, the allowance for loan losses and net deferred loan income.

         Adjustable-rate loans originated by Capital Crossing are generally indexed to prime with an average spread of 100 to 200 basis points. The majority of purchased adjustable-rate loans are tied to the 11th District Monthly Weighted Average Cost of Funds Index (COFI) with the remainder subject to various indices and rate spreads established by the originating banks. The COFI index reflects the actual interest expenses recognized during a given period by all savings institution members of the Federal Home Loan Bank of San Francisco.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By written consent dated June 1, 2000, the sole common stockholder of Atlantic Preferred Capital (1) established the number of Directors at five members and
(2) re-elected the following individuals as its directors: Nicholas W. Lazares, Richard Wayne, John L. Champion, Jeffrey Ross, and Michael J. Fox, M.D.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K are set forth below.


EXHIBIT
  NO.             EXHIBIT
-------           -------
  27              Financial Data Schedule


(b) Reports on Form 8-K filed during the three months ended June 30, 2000 are set forth below.


i) On April 6, 2000, Atlantic Preferred Capital filed a Form 8-K to report the dismissal of Wolf & Company, P.C. as the Registrant's independent accountants and the retention of KPMG LLP as the Registrant's new independent accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     ATLANTIC PREFERRED CAPITAL CORPORATION


Date: August 11, 2000               BY: /s/ RICHARD WAYNE
                                    ---------------------

                                        Richard Wayne
                                        President (Principal Executive Officer)


Date: August 11, 2000               BY: /s/ JOHN L. CHAMPION
                                    ------------------------

                                        John L. Champion
                                        Treasurer (Principal Financial Officer)