Form 10-Q
period 2000-09-30
ATLANTIC PREFERRED CAPITAL CORP
filed 2000-11-14
CIK 1072806

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's sole class of common stock was 100 shares, $.01 par value per share, as of November 6, 2000.

                     ATLANTIC PREFERRED CAPITAL CORPORATION

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                                     Page
Item 1.  Financial Statements:

a)   Balance Sheets                                                                    1

b)   Statements of Income                                                              2

c)   Statements of Changes in Stockholders' Equity                                     3

d)   Statements of Cash Flows                                                          4

e)   Notes to Financial Statements                                                     5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                           5

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                    11



                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                             13

         Signatures                                                                    14

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                     ATLANTIC PREFERRED CAPITAL CORPORATION
                                 BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       SEPTEMBER 30,     DECEMBER 31,
                                                                                             2000            1999
                                                                                       -------------     ------------

                               ASSETS

Cash account with Capital Crossing Bank                                                $          85     $         40
Interest-bearing deposits with Capital Crossing Bank                                          82,407           32,393
                                                                                       -------------     ------------

          Total cash and cash equivalents                                                     82,492           32,433
                                                                                       -------------     ------------

Loans, net of deferred loan fees                                                             195,606          150,880
     Less discount                                                                           (12,223)         (12,862)
     Less allowance for loan losses                                                           (3,795)          (2,855)
                                                                                       -------------     ------------

          Loans, net                                                                         179,588          135,163
                                                                                       -------------     ------------

Accrued interest receivable                                                                    1,232              812
Other real estate owned                                                                            -              434
Other assets                                                                                      28               31
                                                                                       -------------     ------------

                                                                                       $     263,340     $    168,873
                                                                                       =============     ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses and other liabilities                                                 $         917     $        206
                                                                                       -------------     ------------

          Total liabilities                                                                      917              206
                                                                                       -------------     ------------

Stockholders' equity:

Preferred stock, Series A, 9 3/4% non-cumulative, exchangeable; $.01 par value;
      $10 liquidation value per share; 1,449,000 shares authorized, 1,416,130 shares
      issued and outstanding at September 30, 2000 and December 31, 1999                          14               14
Preferred stock, Series B, 8% cumulative, non convertible; $.01 par value;
      $1,000 liquidation value per share plus accrued dividends; 1,000 shares authorized, 961 shares issued and outstanding at September 30, 2000,
      1,000 shares authorized, issued and outstanding at December 31, 1999                         -                -
   Common stock, $.01 par value, 100 shares authorized, issued and outstanding                     -                -
   Additional paid-in capital                                                                248,233          167,839
   Retained earnings                                                                          14,176              814
                                                                                       -------------     ------------

          Total stockholders' equity                                                         262,423          168,667
                                                                                       -------------     ------------

                                                                                       $     263,340     $    168,873
                                                                                       =============     ============

                 See accompanying notes to financial statements.

                     ATLANTIC PREFERRED CAPITAL CORPORATION
                              STATEMENTS OF INCOME

                                                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                SEPTEMBER 30,              SEPTEMBER 30,
                                                                          ----------------------      ----------------------
                                                                            2000          1999         2000           1999
                                                                          --------      --------      --------      --------
                                                                                            (IN THOUSANDS)
Interest income:

     Interest and fees on loans                                           $  5,278      $  4,800      $ 14,101      $ 13,545
     Interest on interest-bearing deposits with Capital Crossing Bank          920           178         1,707           566
                                                                          --------      --------      --------      --------

               Total interest income                                         6,198         4,978        15,808        14,111
                                                                          --------      --------      --------      --------

Guarantee fee income                                                            20             -            20             -
                                                                          --------      --------      --------      --------

General and administrative expenses:
     Loan servicing and advisory services                                      132           108           357           310
     Other real estate owned income                                              -           (31)         (245)         (396)
     Gain on sale of loans                                                    (123)            -          (123)            -
     Other general and administrative                                           21            46           120            96
                                                                          --------      --------      --------      --------

               Total general and administrative expenses                        30           123           109            10
                                                                          --------      --------      --------      --------

               Net income                                                    6,188         4,855        15,719        14,101

Preferred stock dividends                                                      364           364         1,095           973
                                                                          --------      --------      --------      --------

Net income available to common stockholder                                $  5,824      $  4,491      $ 14,624      $ 13,128
                                                                          ========      ========      ========      ========

                 See accompanying notes to financial statements.

                     ATLANTIC PREFERRED CAPITAL CORPORATION

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                   NINE MONTHS ENDED SEPTEMBER 30, 2000
                                          ---------------------------------------------------------------------------------------
                                                            PREFERRED STOCK    PREFERRED STOCK
                                           COMMON STOCK        SERIES A           SERIES B         ADDITIONAL
                                          ---------------  ------------------ -----------------     PAID-IN    RETAINED   TOTAL
                                          SHARES  AMOUNT    SHARES     AMOUNT    SHARES  AMOUNT     CAPITAL    EARNINGS   AMOUNT
                                          ---------------------------------------------------------------------------------------
                                                                          (Dollars in thousands)
Balance at December 31, 1999                 100  $    -   1,416,130  $     14    1,000 $      -   $  167,839  $    814 $  168,667
Net income                                     -       -           -         -        -        -            -    15,719     15,719
Capital contribution from common
stockholder                                    -       -           -         -        -        -       80,433         -     80,433
Dividends on preferred stock, Series A         -       -           -         -        -        -            -   (1,036)    (1,036)
Repurchase of preferred stock, Series B        -       -           -         -     (39)        -         (39)         -       (39)
Cumulative dividends on preferred stock,
Series B                                       -       -           -         -        -        -            -      (59)       (59)

Common stock dividend                          -       -           -         -        -        -            -   (1,262)    (1,262)
                                          ------  ------   --------- --------- -------- --------   ----------  -------- ----------
Balance at September 30, 2000                100  $    -   1,416,130 $      14      961 $      -   $  248,233  $ 14,176 $ 262,423
                                          ======  ======   ========= ========= ======== ========   ==========  ======== ==========



                                                                   NINE MONTHS ENDED SEPTEMBER 30, 1999
                                          ---------------------------------------------------------------------------------------
                                                            PREFERRED STOCK    PREFERRED STOCK
                                           COMMON STOCK        SERIES A           SERIES B         ADDITIONAL
                                          ---------------  ------------------ -----------------     PAID-IN    RETAINED    TOTAL
                                          SHARES  AMOUNT   SHARES    AMOUNT   SHARES   AMOUNT       CAPITAL    EARNINGS    AMOUNT
                                          ---------------------------------------------------------------------------------------
                                                                          (Dollars in thousands)
Balance at December 31, 1998                 100  $    -           - $       -    1,000 $      -   $  155,263  $  1,055   $156,318
Issuance of preferred stock, Series A          -       -   1,416,130        14        -        -       12,576         -     12,590
Net income                                     -       -           -         -        -        -            -    14,101     14,101
Dividends on preferred stock, Series A         -       -           -         -        -        -            -     (913)      (913)
Cumulative dividends on preferred stock,
Series B                                       -       -           -         -        -        -            -      (60)       (60)
Common stock dividend                                                                                           (1,363)    (1,363)
                                          ------  ------   --------- --------- -------- --------   ----------  -------- ----------
Balance at September 30, 1999                100  $    -   1,416,130 $      14    1,000 $      -   $  167,839  $ 12,820   $180,673
                                          ======  ======   ========= ========= ======== ========   ==========  ======== ==========


                See accompanying notes to financial statements.

                     ATLANTIC PREFERRED CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                  -------------------------------
                                                                                                     2000                  1999
                                                                                                   --------              --------
                                                                                                           (IN THOUSANDS)
Cash flows from operating activities:
     Net income                                                                                    $ 15,719              $ 14,101
     Adjustments to reconcile net income to net cash provided by operating activities:
       Net gain on sale and disposition of other real
          estate owned                                                                                (245)                 (396)
       Gain on sales of loans                                                                         (123)                    -
       Other, net                                                                                       294                 (525)
                                                                                                   --------              --------

          Net cash provided by operating activities                                                  15,645                13,180
                                                                                                   --------              --------

Cash flows from investing activities:
     Loan repayments                                                                                 34,101                29,489
     Purchase of loans from Capital Crossing Bank                                                         -              (36,263)
     Proceeds from sales of loans                                                                     2,030                     -
     Sales of other real estate owned                                                                   679                 1,471
                                                                                                   --------              --------

          Net cash provided by (used in) investing activities                                        36,810               (5,303)
                                                                                                   --------              --------

Cash flows from financing activities:
     Net proceeds from issuance of preferred stock, Series A                                              -                12,590
     Repurchase of preferred stock, Series B                                                           (39)                     -
     Payment of preferred stock dividends                                                           (1,095)                 (838)
     Payment of common stock dividend                                                               (1,262)               (1,363)
                                                                                                   --------              --------

          Net cash (used in) provided by financing activities                                       (2,396)                10,389
                                                                                                   --------              --------

Net change in cash and cash equivalents                                                              50,059                18,266
Cash and cash equivalents at beginning of period                                                     32,433                10,580
                                                                                                   --------              --------

Cash and cash equivalents at end of period                                                         $ 82,492              $ 28,846
                                                                                                   ========              ========


Supplemental information:
     Dividends declared, not paid, on preferred stock, Series A                                    $    115              $    115
     Cumulative dividends accrued, not paid on preferred stock, Series B                                 19                    20
     Capital contributions from common stockholder in the form
         of mortgage loans                                                                           80,433                     -
     Transfers from loans to other real estate owned                                                      -                 1,075
     Income taxes paid                                                                                    -                    31


                See accompanying notes to financial statements.

                     ATLANTIC PREFERRED CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

              THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000

Note 1.           BASIS OF PRESENTATION

Atlantic Preferred Capital Corporation ("Atlantic Preferred Capital") is a Massachusetts corporation incorporated on March 20, 1998. Capital Crossing Bank ("Capital Crossing") organized Atlantic Preferred Capital to acquire and hold real estate mortgage assets in a cost-effective manner and to provide Capital Crossing with an additional means of raising capital for federal and state regulatory purposes. Capital Crossing owns all of the outstanding common stock of Atlantic Preferred Capital. Atlantic Preferred Capital operates in a manner which allows it to be taxed as a real estate investment trust, or a "REIT", under the Internal Revenue Code of 1986, as amended. As a REIT, Atlantic Preferred Capital generally will not be required to pay federal income tax if it distributes its earnings to its stockholders and continues to meet a number of other requirements.

The financial information as of September 30, 2000 and the results of operations, changes in stockholders' equity and cash flows for the periods ended September 30, 2000 and 1999 are unaudited; however, in the opinion of management, the financial information reflects all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation in accordance with generally accepted accounting principles. Interim results are not necessarily indicative of results to be expected for the entire year. These interim statements are intended to be read in conjunction with the financial statements presented in Atlantic Preferred Capital's Annual Report on Form 10-K for the year ended December 31, 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made or incorporated in this Quarterly Report on Form 10-Q include a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements containing the words "anticipates," "believes," "expects," "intends," "future" and words of similar import which express management's belief, expectations or intentions regarding the future performance of Atlantic Preferred Capital. These forward-looking statements are made as of the date of this report and we do not undertake to update them at anytime after the date hereof. Atlantic Preferred Capital's actual results could differ materially from those set forth in the forward-looking statements as a result, among other factors, of changes in general, national or regional economic conditions, changes in interest rates, changes in loan and lease default and charge-off rates relating to a decline in the commercial real estate market or otherwise, the possible exchange of the Series A preferred shares for preferred shares of Capital Crossing at the direction of the FDIC if Capital Crossing becomes or may in the near term become undercapitalized or is placed in conservatorship or receivership, risks associated with mortgage loans generally, and particularly the geographic concentration of Atlantic Preferred Capital's loan portfolio at September 30, 2000 in the Northeast and California, and the failure by Atlantic Preferred Capital to maintain its status as a REIT for federal income tax purposes.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Net income available to common stockholders increased $1.3 million, or 29.7%, to $5.8 million for the three months ended September 30, 2000, compared to $4.5 million for the three months ended September 30, 1999. This increase is attributable to an increase in total interest income of $1.2 million, or 24.5%, to $6.2 million for the three months ended September 30, 2000, compared to $5.0 million for the three months ended September 30, 1999. Interest income from loans for the three months ended September 30, 2000 increased $478,000 or 10.0%, to $5.3 million, compared to $4.8 million for the three months ended September 30, 1999.

The yields on Atlantic Preferred Capital's earning assets are summarized as follows:

                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                ----------------------------------------------------------------------------------
                                                 2000                                      1999
                                -------------------------------------     ----------------------------------------
                                  AVERAGE      INTEREST                     AVERAGE      INTEREST
                                  BALANCE       INCOME       YIELD          BALANCE       INCOME       YIELD
                                -----------   ----------   ----------     -----------    ----------  ----------
                                                             (DOLLARS IN THOUSANDS)
Loans, net                       $  194,154    $   5,278       10.81  %     $ 155,430     $  4,800       12.25 %
Interest-bearing deposits at
   Capital Crossing Bank             67,060          920        5.46           24,099          178        2.93
                                -----------   ----------   ------------    ----------    ---------   -----------
                                 $  261,214    $   6,198        9.44  %     $ 179,529     $  4,978       11.00 %
                                ===========   ==========   ============    ==========    =========   ===========

---------------
(1) Non-accrual loans are excluded from average balance calculations.

The weighted average yield on interest-earning assets decreased to 9.44% for the three months ended September 30, 2000 from 11.00% for the three months ended September 30, 1999. During the three months ended September 30, 2000 and 1999, the yield on the loan portfolio was 10.81% and 12.25%, respectively. This decrease is primarily a result of a decrease in discount income recognized at the time of individual loan payoffs due primarily to the current interest rate environment. Average loans, net for the three months ended September 30, 2000 totaled $194.2 million compared to $155.4 million for the three months ended September 30, 1999. This increase is due primarily to loans in the amount of $80.4 million contributed by Capital Crossing in the second quarter of 2000. These contributed loans had a lower yield than the loans that were in the portfolio at the time of the contributions, offsetting the increases in interest income experienced as a result of the higher interest rate environment.

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

When a loan is paid off, the excess of any cash received over the net investment is recorded as interest income. In addition to the amount of purchase discount that is recognized at that time, income may also include interest owed by the borrower prior to Capital Crossing's acquisition of the loan, interest collected if on non-accrual status and other loan fees ("other interest income"). The following table sets forth, for the periods indicated, the components of interest and fees on loans and leases. There can be no assurance regarding future interest income, including the yields and related level of such income, or the relative portion attributable to loan pay-offs as compared to other sources.

                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                                    -------------------------------------------------------
                                                               2000                         1999
                                                    ---------------------------  -------------------------
                                                     INTEREST                      INTEREST
                                                      INCOME         YIELD          INCOME        YIELD
                                                    -----------  ------------    ------------  -----------
                                                                    (DOLLARS IN THOUSANDS)
Regularly scheduled interest and accretion income    $    4,962      10.16 %           $4,089     10.44 %
Purchase discount recognized on loan pay-offs
     and other interest income                              316       0.65                711      1.81
                                                    -----------  ------------    ------------  -----------

                                                     $    5,278      10.81 %           $4,800     12.25 %
                                                    ===========  ============    ============  ===========

The amount of loan payoffs and related discount income is influenced by several factors, including the interest rate environment, the real estate market in particular areas, the timing of transactions, and circumstances related to individual borrowers and loans.

The average balance of interest-bearing deposits at Capital Crossing increased $43.0 million to $67.1 million for the three months ended September 30, 2000, compared to $24.1 million for 1999, as a result of cash accumulated from operating activities. The yield on interest-bearing deposits increased in 2000 because Atlantic Preferred Capital transferred a portion of interest-bearing deposits from a money market account to higher yielding certificates of deposit. In addition, the yield on the money market account increased in 2000 compared to 1999.

Guarantee fee income for the three months ended September 30, 2000 increased $20,000. Effective July 1, 2000, Atlantic Preferred Capital entered into an agreement to make certain assets available to be pledged in connection with borrowings of Capital Crossing. Atlantic Preferred Capital receives an annual fee of $80,000 from Capital Crossing under this agreement.

Loan servicing and advisory services expenses for the three months ended September 30, 2000 increased $24,000 or 22.2%, to $132,000 compared to $108,000 for the three months ended September 30, 1999. This increase is due to the overall increase in the loan portfolio.

Gain on sale of other real estate owned of $31,000 for the three months ended September 30, 1999, consisted of additional funds received in connection with two properties sold during the first quarter of 1999.

During the three months ended September 30, 2000, non-accrual loans with a carrying value of $322,000 were sold at a gain of $123,000. Additionally, $1.6 million of non-performing loans were sold to Capital Crossing Bank prior to foreclosure as permitted by the servicing agreement.

General and administrative expenses for the three months ended September 30, 2000 decreased $25,000, or 54.3%, to $21,000 compared to $46,000 for the three months ended September 30, 1999. This decrease is due primarily to a decrease in professional services, including legal and accounting, for the three months ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Net income available to common stockholders increased $1.5 million, or 11.4%, to $14.6 million for the nine months ended September 30, 2000 compared to $13.1 million for the nine months ended September 30, 1999. Total interest income increased $1.7 million, or 12.0%, to $15.8 million for the nine months ended September 30, 2000, compared to $14.1 million for the nine months ended September 30, 1999. Interest income from loans for the nine months ended September 30, 2000 increased $556,000, or 4.1%, to $14.1 million compared to $13.5 million for the nine months ended September 30, 1999.

The yields on Atlantic Preferred Capital's earning assets are summarized as follows:

                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                ---------------------------------------------------------------------------------
                                                  2000                                     1999
                                -------------------------------------   -----------------------------------------
                                  AVERAGE      INTEREST                     AVERAGE      INTEREST
                                  BALANCE       INCOME       YIELD          BALANCE       INCOME         YIELD
                                -----------   ----------   -----------    -----------    ---------    -----------
                                                             (DOLLARS IN THOUSANDS)
Loans, net                       $  172,400    $  14,101       10.93  %    $  146,180    $  13,545        12.39 %
Interest-bearing deposits at
   Capital Crossing Bank             51,504        1,707        4.43           26,556          566         2.85
                                -----------   ----------   ------------   -----------   ----------    -----------
                                 $  223,904    $  15,808        9.43  %    $  172,736    $  14,111        10.92 %
                                ===========   ==========   ============   ===========   ==========    ===========

---------------
(1) Non-accrual loans are excluded from average balance calculations.

The weighted average yield on interest-earning assets decreased to 9.43% for the nine months ended September 30, 2000 from 10.92% for the nine months ended September 30, 1999. For the nine months ended September 30, 2000 and 1999, the yield on the loan portfolio was 10.93% and 12.39%, respectively. This decrease is primarily a result of a decrease in discount income recognized at the time of individual loan payoffs due primarily to the higher interest rate environment. Average loans, net, for the nine months ended September 30, 2000 totaled $172.4 million, compared to $146.2 million for the nine months ended September 30, 1999. This increase is due primarily to loans in the amount of $80.4 million contributed by Capital Crossing in the second quarter of 2000. These contributed loans have a lower yield than the loans that were in the portfolio at the time of the contributions, offsetting the increase experienced as a result of the higher interest rate environment.

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

When a loan is paid off, the excess of any cash received over the net investment is recorded as interest income. In addition to the amount of purchase discount that is recognized at that time, income may also include interest owed by the borrower prior to Capital Crossing's acquisition of the loan, interest collected if on non-accrual status and other loan fees ("other interest income"). The following table sets forth, for the periods indicated, the components of interest and fees on loans and leases. There can be no assurance regarding future interest income, including the yields and related level of such income, or the relative portion attributable to loan pay-offs as compared to other sources.

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                    -----------------------------------------------------
                                                              2000                        1999
                                                    ---------------------------   -----------------------
                                                     INTEREST                      INTEREST
                                                      INCOME         YIELD          INCOME        YIELD
                                                    -----------  --------------   -----------   ---------
                                                                  (DOLLARS IN THOUSANDS)
Regularly scheduled interest and accretion income    $   13,270      10.29 %       $   11,471     10.49 %
Purchase discount recognized on loan pay-offs
     and other interest income                              831       0.64              2,074      1.90
                                                    -----------  -----------      -----------   ---------

                                                     $   14,101      10.93 %       $   13,545     12.39 %
                                                    ===========  ===========      ===========   =========

The amount of loan payoffs and related discount income is influenced by several factors, including the interest rate environment, the real estate market in particular areas, the timing of transactions, and circumstances related to individual borrowers and loans.

The average balance of interest-bearing deposits increased $24.9 million to $51.5 million for the nine months ended September 30, 2000, compared to $26.6 million for 1999 as a result of cash accumulated from loan payments received. During the nine months ended September 30, 2000, Atlantic Preferred Capital invested in short-term certificates of deposit yielding higher rates of interest than money market accounts, accounting for the higher yield for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. In addition, the interest rate paid on the money market account increased significantly in 2000 compared to 1999.

Guarantee fee income for the nine months ended September 30, 2000 increased $20,000 or 100%. Effective July 1, 2000, Atlantic Preferred Capital entered into an agreement to make certain assets available to be pledged in connection with borrowings of Capital Crossing. Atlantic Preferred Capital receives an annual fee of $80,000 from Capital Crossing under this agreement.

Loan servicing and advisory services for the nine months ended September 30, 2000 increased $47,000 or 15.2%, to $357,000 compared to $310,000 for the nine months ended September 30, 1999. This increase is due to the overall increase in the loan portfolio.

Gain on sale of other real estate owned of $245,000 for the nine months ended September 30, 2000, consisted of the gain on sale of one property. The gain of $396,000 for the nine months ended September 30, 1999, consisted of the gain on sale of two properties.

During the nine months ended September 30, 2000, non-accrual loans with a carrying value of $322,000 were sold at a gain of $123,000. Additionally, $1.6 million of non-performing loans were sold to Capital Crossing as permitted by the servicing agreement.

General and administrative expenses for the nine months ended September 30, 2000 increased $24,000, or 25.0%, to $120,000 compared to $96,000 for the nine months ended September 30, 1999. This increase is attributable primarily to professional services related to tax compliance incurred during the first quarter of 2000.

FINANCIAL CONDITION

INTEREST-BEARING DEPOSITS

Interest-bearing deposits consist of a money market account with a balance of $64.8 million at September 30, 2000 and certificates of deposit which totaled $17.6 million at September 30, 2000 and mature in November 2000.

LOAN PORTFOLIO

The following table sets forth information regarding the composition of the loan portfolio:

                                       SEPTEMBER 30,        DECEMBER 31,
                                           2000                 1999
                                       -------------        ------------
                                                  (IN THOUSANDS)
Mortgage loans on real estate:
      Commercial                         $ 112,113           $  98,748
      Multi-family                          75,976              42,677
      One-to-four family                     6,725               8,415
      Land                                     695                 820
                                         ---------           ---------

      Total                                195,509             150,660

Secured commercial                             213                 232
Other                                           29                  29
                                         ---------           ---------

      Total loan portfolio                 195,751             150,921
Less discount:
      Non-amortizing discount               (6,886)             (7,318)
      Amortizing discount                   (5,337)             (5,544)
      Allowance for loan losses             (3,795)             (2,855)
      Net deferred loan income                (145)                (41)
                                         ---------           ---------

      Loans, net                         $ 179,588           $ 135,163
                                         =========           =========

Atlantic Preferred Capital intends that each loan acquired from Capital Crossing in the future will be a whole loan, and will be originated or acquired by Capital Crossing in the ordinary course of its business. Atlantic Preferred Capital also intends that all loans held by it will be serviced pursuant to the master service agreement.

Non-accrual loans, net of discount, totaled $316,000 and $1.1 million at September 30, 2000 and December 31, 1999, respectively. The decline in non-accrual loans is due primarily to the sales of non-accrual loans with a carrying value of $1.9 million.

Loans generally are placed on non-accrual status and interest is not accrued when the collectibility of principal and interest is not probable or estimable. Unpaid interest income previously accrued on such loans is reversed against current period interest income. A loan is returned to accrual status when it is brought current in accordance with management's anticipated cash flows at the time of acquisition.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is based upon losses estimated to have occurred and is established through a provision for loan losses charged to earnings and by additions in connection with loan acquisitions. Loan losses are charged against the allowance when management believes the loan balance, or a portion thereof, is uncollectible. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions.

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory agencies periodically review the adequacy of the allowance and may require Atlantic Preferred Capital to make additions to its allowance for loan and lease losses. While management believes these estimates and assumptions are reasonable, there can be no assurance that they will be proven to be correct in the future. The actual amount of future provisions that may be required cannot be determined, and such provisions may exceed the amounts of past provisions. Management believes that the allowance for loan and lease losses is adequate to absorb the known and inherent risks in Atlantic Preferred Capital's loan and lease portfolio at each date based on the facts known to management as of such date. Atlantic Preferred Capital continues to monitor and modify its allowances for general and specific loan and lease losses as economic conditions dictate.

Atlantic Preferred Capital performs reviews of its loan portfolio to identify loans for which specific allowance allocations are considered prudent. Specific allocations include the results of measuring impaired loans under Statement of Financial Accounting Standards No. 114. General risk allocations are determined by a formula whereby the loan portfolio is stratified by loan type and by internal risk rating categories. Loss factors are then applied to each strata based on various considerations including historic loss experience, delinquency trends, current economic conditions, industry standards and regulatory guidelines. Any remaining unallocated portion is reviewed for adequacy in relation to the overall loan portfolio and in recognition of estimates inherent in the calculation methodology.

An analysis of the allowance for loan losses follows:

                                                THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------    -------------------------------
                                                    2000               1999            2000              1999
                                                   -------           -------          -------           -------
                                                                            (IN THOUSANDS)
Balance at beginning of period                     $ 4,070           $ 2,855          $ 2,855           $ 1,337
Transfer from Capital Crossing with
   loans acquired                                        -                 -            1,215               658
Transfer from non-amortizing discount (1)                -                 -                -               860
Loans charged-off                                     (275)                -             (275)                -
                                                   -------           -------          -------           -------
Balance at end of period                           $ 3,795           $ 2,855          $ 3,795           $ 2,855
                                                   =======           =======          =======           =======

--------------

(1) During the first quarter of 1999, management transferred $860,000 from non-amortizing discount to the allowance for loan losses, representing general reserve allocations. This transfer was made in connection with the change from accounting for purchased loans on a static pool basis to an individual loan basis.

NON-AMORTIZING DISCOUNT. Management effectively maintains an allowance for loan losses in connection with the purchased loan portfolio by allocating a portion of the purchase discount to non-amortizing discount. At the time of acquisition, the excess of the contractual loan balances over the amount of reasonably estimable and probable future cash collections is recorded as non-amortizing discount. The non-amortizing discount is not transferred to amortizing discount and accreted into income until it is determined that the amount and timing of the cash flows related to the non-amortizing discount are reasonably estimable and collection is probable. Non-amortizing discount generally is reduced and offset against the related principal balance when the amount at which a loan is resolved or restructured is determined. There is no effect on the income statement as a result of these reductions.

The following table sets forth certain information relating to the activity in the non-amortizing discount for the periods indicated:

                                                            THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                SEPTEMBER 30,                       SEPTEMBER 30,
                                                        ---------------------------           ---------------------------
                                                          2000                1999               2000              1999
                                                        --------           --------           --------           --------
                                                                                  (IN THOUSANDS)
Balance at beginning of period                          $  7,943           $  8,407           $  7,318           $ 10,737
Acquisitions                                                   -                  -              1,022                 10
Transfers (to) from amortizing portion, net                 (48)              (371)              (435)            (1,614)
Transfer to allowance for loan losses (1)                      -                  -                  -              (860)
Net reductions related to resolutions and
   restructures                                            (721)              (127)              (731)              (364)
Non-amortizing discount relating to loans sold             (288)                  -              (288)                  -
                                                        --------           --------           --------           --------
Balance at end of period                                $  6,886           $  7,909           $  6,886           $  7,909
                                                        ========           ========           ========           ========

--------------

(1) Effective January 1, 1999, management transferred $860,000 from non-amortizing discount to the allowance for loan losses, representing general reserve allocations. This transfer was made in connection with the change from accounting for purchased loans on a static pool basis to accounting for them on an individual loan basis.

INTEREST RATE RISK

Atlantic Preferred Capital's income consists primarily of interest income on mortgage assets. Atlantic Preferred Capital does not intend to use any derivative products to manage its interest rate risk. If there is a decline in market interest rates, Atlantic Preferred Capital may experience a reduction in interest income on its mortgage loans and a corresponding decrease in funds available to be distributed to its stockholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on loans are based and from prepayments of mortgage loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets.

SIGNIFICANT CONCENTRATION OF CREDIT RISK

Concentration of credit risk generally arises with respect to Atlantic Preferred Capital's loan portfolio when a number of borrowers engage in similar business activities, or activities in the same geographic region. Concentration of credit risk indicates the relative sensitivity of Atlantic Preferred Capital's performance to both positive and negative developments affecting a particular industry. Atlantic Preferred Capital's balance sheet exposure to geographic concentrations directly affects the credit risk of the loans within its loan portfolio. At September 30, 2000, 31.0% and 42.7%, respectively, of Atlantic Preferred Capital's total loan portfolio consisted of loans located in New England and California. At December 31, 1999, 49.3% and 26.8%, respectively, of Atlantic Preferred Capital's total loan portfolio consisted of loans located in New England and California. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political or business developments or natural hazards in New England or California that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is the objective of Atlantic Preferred Capital to attempt to control risks associated with interest rate movements. Market risk is the risk of loss from adverse changes in market prices and interest rates. Atlantic Preferred Capital's market risk arises primarily from interest rate risk inherent in holding loans. To that end, management actively monitors and manages the interest rate risk exposure of Atlantic Preferred Capital. Atlantic Preferred Capital's management reviews, among other things, the sensitivity of Atlantic Preferred Capital's assets to interest rate changes, the book and market values of assets, purchase and sale activity, and anticipated loan pay-offs. Capital Crossing's senior management also approves and establishes pricing and funding decisions with respect to Atlantic Preferred Capital's overall asset composition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Risk;-Significant Concentration of Credit Risk" and "-Liquidity Risk Management" on page 11 of this Quarterly Report on Form 10-Q.

The evaluation of interest rate risk generally includes an analysis of an entity's interest rate sensitivity "gap" which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. Atlantic Preferred Capital currently has no interest-bearing liabilities. The following table sets forth interest-rate sensitive assets and related weighted average rates categorized by repricing dates at September 30, 2000. For fixed rate instruments, the repricing date is the maturity date. For adjustable-rate instruments, the repricing date is deemed to be the earliest possible interest rate adjustment date.

                                             WITHIN      ONE TO       TWO TO     THREE TO      FOUR TO      OVER
                                               ONE         TWO         THREE       FOUR         FIVE        FIVE
                               OVERNIGHT      YEAR        YEARS        YEARS       YEARS        YEARS       YEARS        TOTAL
                               ---------    ---------   ---------    ---------   ---------    ---------   ---------    ----------
RATE-SENSITIVE ASSETS:

Interest-bearing deposits
    in banks                    $ 64,807    $  17,600    $      -     $      -    $      -     $      -    $      -     $  82,407
    Average interest rate           5.50 %       5.74 %

Fixed-rate loans (1)                   -       29,041       7,698        4,103       3,482        2,936      13,514        60,774
    Average interest rate                        9.44 %      9.34 %       8.87 %      8.98 %       9.09 %      8.64 %
Adjustable-rate loans (1)         30,862       93,848       6,698          633       2,668            -           -       134,709
    Average interest rate          11.07 %       8.81 %      9.14 %       8.99 %      7.77 %

                               ---------   ----------   ---------    ---------   ---------    ---------   ---------    ----------
      Total rate-sensitive
          assets                $ 95,669    $ 140,489    $ 14,396     $  4,736    $  6,150     $  2,936    $ 13,514     $ 277,890
                               =========   ==========   =========    =========   =========    =========   =========    ==========

(1) Loans are presented at gross amounts before deducting discounts on purchased loans, the allowance for loan losses and net deferred loan income.

Adjustable-rate loans originated by Capital Crossing are generally indexed to prime with an average spread of 100 to 200 basis points. A significant portion of purchased adjustable-rate loans are tied to the 11th District Monthly Weighted Average Cost of Funds Index (COFI) with the remainder subject to various indices and rate spreads established by the originating banks. The COFI index reflects the actual interest expenses recognized during a given period by all savings institution members of the Federal Home Loan Bank of San Francisco.

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

                     ATLANTIC PREFERRED CAPITAL CORPORATION

Date: November 13, 2000             BY: /s/ RICHARD WAYNE
                                    ---------------------

                                        Richard Wayne
                                        President  (Principal Executive Officer)

Date: November 13, 2000             BY: /s/ JOHN L. CHAMPION
                                    ------------------------

                                        John L. Champion
                                        Treasurer (Principal Financial Officer)