Form 10-K
period 2000-12-31
CAPITAL CROSSING PREFERRED CORP
filed 2001-03-14
CIK 1072806

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-25193

                            ------------------------

                     CAPITAL CROSSING PREFERRED CORPORATION

             (Exact name of registrant as specified in its charter)

             MASSACHUSETTS                                  04-3439366
       (State of incorporation)                 (IRS Employer Identification No.)
           101 SUMMER STREET                                  02110
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

                                (Title of Class)

                     ATLANTIC PREFERRED CAPITAL CORPORATION
   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The number of shares outstanding of the registrant's sole class of common stock was 100 shares, $.01 par value per share, as of February 15, 2001. No common stock was held by non-affiliates of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    This Form 10-K contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Capital Crossing Preferred's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" on page 27 of this Form 10-K.

GENERAL

    Capital Crossing Preferred Corporation ("Capital Crossing Preferred"), formerly Atlantic Preferred Capital Corporation, is a Massachusetts corporation incorporated on March 20, 1998. Capital Crossing Bank ("Capital Crossing") organized Capital Crossing Preferred to acquire and hold real estate mortgage assets in a cost-effective manner and to provide Capital Crossing with an additional means of raising capital for federal and state regulatory purposes. Capital Crossing owns all of the outstanding common stock of Capital Crossing Preferred. Capital Crossing Preferred operates in a manner intended to allow it to be taxed as a real estate investment trust, or a "REIT", under the Internal Revenue Code of 1986, as amended. As a REIT, Capital Crossing Preferred generally will not be required to pay federal income tax if it distributes its earnings to its stockholders and continues to meet a number of other requirements.

    On March 31, 1998, Capital Crossing capitalized Capital Crossing Preferred by transferring mortgage loans valued at $140.7 million in exchange for 1,000 shares of Capital Crossing Preferred's 8% Cumulative Non-Convertible Preferred Stock, Series B, valued at $1.0 million and 100 shares of Capital Crossing Preferred's common stock valued at $139.7 million.

    On February 1, 1999, Capital Crossing Preferred closed its public offering of 1,260,000 shares of its 9 3/4% Non-cumulative exchangeable preferred stock, Series A. On February 12, 1999, Capital Crossing Preferred sold an additional 156,130 Series A preferred shares in connection with the underwriters' exercise of their overallotment option. The net proceeds to Capital Crossing Preferred from the sale of Series A preferred shares were $12.6 million.

    During 2000, Capital Crossing contributed loans to Capital Crossing Preferred in the amount of $80.4 million. The carrying value of these loans approximated their fair values at the date of contribution.

    Capital Crossing Preferred's principal business objective is to acquire and hold mortgage assets that will generate net income for distribution to stockholders. All of the mortgage assets in Capital Crossing Preferred's loan portfolio at December 31, 2000 were acquired from Capital Crossing and it is anticipated that substantially all additional mortgage assets will be acquired from Capital Crossing. As of December 31, 2000, Capital Crossing Preferred held loans acquired from Capital Crossing with gross outstanding principal balances of $178.5 million. Capital Crossing Preferred's loan portfolio at December 31, 2000 consisted primarily of mortgage assets secured by commercial and multi-family properties.

    Capital Crossing administers the day-to-day activities of Capital Crossing Preferred in its roles as servicer under the master service agreement and as advisor under the advisory agreement. Capital Crossing Preferred pays Capital Crossing an annual servicing fee equal to 0.20% and an annual advisory fee equal to 0.05%, respectively, of the gross average outstanding principal balances of loans in the loan portfolio. Capital Crossing and its affiliates have interests that are not identical to those of

Capital Crossing Preferred. Consequently, conflicts of interest will arise with respect to transactions, including, without limitation:

    (1) future acquisitions of mortgage assets from Capital Crossing or its affiliates;

    (2) servicing of mortgage assets, particularly with respect to mortgage assets that become classified or placed on non-accrual status;

    (3) the modification of the advisory agreement and the master service agreement; and

    (4) the terms of our guarantee of obligations of Capital Crossing.

    It is the intention of Capital Crossing Preferred that any agreements and transactions between Capital Crossing Preferred and Capital Crossing are fair to all parties and consistent with market terms, including the price paid and received for mortgage assets on their acquisition or disposition by Capital Crossing Preferred or in connection with the servicing of such mortgage assets. However, there can be no assurance that such agreements or transactions will be on terms as favorable to Capital Crossing Preferred as those that could have been obtained from unaffiliated third parties.

CAPITAL CROSSING BANK

    Capital Crossing was organized as a Massachusetts-chartered trust company in December 1987, and commenced operations in February 1988. Capital Crossing operates as a commercial bank primarily focused on purchasing and originating commercial loans and leases that finance the business activities of individuals and small companies. To the extent authorized by law, Capital Crossing's deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC"). Capital Crossing conducts business from its executive and main office in downtown Boston, Massachusetts, and a branch in Chestnut Hill, Massachusetts, through its website at www.capitalcrossing.com and through its leasing subsidiary in Moberly, Missouri. At December 31, 2000, Capital Crossing had total assets of $771.5 million, deposits of $673.9 million and stockholders' equity of $68.4 million. At December 31, 2000, under the regulatory capital ratios developed and monitored by the federal bank regulatory agencies and applicable to banks, Capital Crossing's capital was sufficient to enable it to be qualified as "well capitalized."

    Capital Crossing focuses on selected business lines that management has identified as having the potential to provide higher levels of profitability consistent with prudent banking practices. These business lines include:

    - the acquisition of loans secured primarily by commercial real estate, multi-family residential real estate and one-to-four family residential real estate, generally at a discount from their outstanding principal balances;

    - to offer cash management and commercial lending services to its business customers; and

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

    As a majority-owned subsidiary of Capital Crossing, the assets and liabilities and results of operations of Capital Crossing Preferred are consolidated with those of Capital Crossing for Capital Crossing's financial reporting and regulatory capital purposes. As such, loans acquired by Capital Crossing Preferred from Capital Crossing will nevertheless be treated as assets of Capital Crossing for purposes of compliance by Capital Crossing with the FDIC's regulatory capital requirements and in

Capital Crossing's consolidated financial statements. Interest income on those loans will be treated as interest income of Capital Crossing in Capital Crossing's consolidated financial statements.

ACQUISITION OF LOAN PORTFOLIO

    Pursuant to the terms of the master mortgage loan purchase agreement, Capital Crossing delivers or causes to be delivered to Capital Crossing Preferred the mortgage note with respect to each mortgage asset (together with all amendments and modifications thereto) endorsed in blank, the original or certified copy of the mortgage (together with all amendments and modifications thereto) with evidence of recording indicated thereon, if available, and an original or certified copy of an assignment of the mortgage in recordable form. Such documents are initially held by Capital Crossing, acting as custodian for Capital Crossing Preferred pursuant to the terms of the master service agreement.

    Under the master mortgage loan purchase agreement, Capital Crossing makes certain representations and warranties with respect to the mortgage assets for the benefit of Capital Crossing Preferred regarding information provided with respect to mortgage assets, liens, validity of the mortgage documents, and compliance with laws. Capital Crossing is obligated to repurchase any mortgage asset sold by it to Capital Crossing Preferred as to which there is a material breach of any such representation or warranty, unless Capital Crossing Preferred permits Capital Crossing to substitute other qualified mortgage assets for such mortgage asset. Capital Crossing also indemnifies Capital Crossing Preferred for damages or costs resulting from any such breach. The repurchase price for any such mortgage asset is such asset's net carrying value plus accrued and unpaid interest on the date of repurchase.

    From time to time, mortgage assets may be returned to Capital Crossing in the form of dividends or returns of capital. This will generally be done to allow Capital Crossing to increase its borrowing capacity with the Federal Home Loan Bank of Boston ("FHLBB"). Specifically, the FHLBB will advance Capital Crossing a higher percentage of the outstanding balances of loans if the loans are owned directly by Capital Crossing than it would if the loans were owned by Capital Crossing Preferred. Capital Crossing will consider the amounts of such returns when assessing the adequacy of the size and composition of Capital Crossing Preferred's loan portfolio and may, from time to time, contribute additional mortgage assets to Capital Crossing Preferred. Capital Crossing will seek to ensure that the mortgage assets it contributes to Capital Crossing Preferred are generally of similar quality and characteristics as those that had been returned to it.

MANAGEMENT POLICIES AND PROGRAMS

    In administering Capital Crossing Preferred's mortgage assets, Capital Crossing has a high degree of autonomy. Capital Crossing Preferred's Board of Directors, however, has adopted certain policies to guide the acquisition and disposition of assets, use of capital and leverage, credit risk management and certain other activities. These policies, which are discussed below, may be amended or revised from time to time at the discretion of Capital Crossing Preferred's Board of Directors.

    ASSET ACQUISITION AND DISPOSITION POLICIES. Capital Crossing Preferred anticipates that it will, from time to time, purchase additional mortgage assets. Capital Crossing Preferred intends to acquire all or substantially all of such mortgage assets from Capital Crossing on terms that are comparable to those that could be obtained by Capital Crossing Preferred if such mortgage assets were purchased from unrelated third parties. Capital Crossing Preferred and Capital Crossing do not currently have specific policies with respect to the purchase by Capital Crossing Preferred from Capital Crossing of particular loans or pools of loans, other than that such assets must be eligible to be held by a REIT. Capital Crossing Preferred intends generally to acquire only performing loans from Capital Crossing. Capital Crossing Preferred may also from time to time acquire mortgage assets from unrelated third parties. To date, Capital Crossing Preferred has not adopted any arrangements or procedures by which it would purchase mortgage assets from unrelated third parties, and it has not entered into any agreements with any third parties with respect to the purchase of mortgage assets. Capital Crossing Preferred anticipates that it would purchase mortgage assets from unrelated third parties only if neither Capital Crossing nor any of its affiliates had an amount or type of mortgage asset sufficient to meet the requirements of Capital Crossing Preferred. Capital Crossing Preferred currently anticipates that the mortgage assets that it purchases will primarily include commercial and multi-family mortgage loans, although if Capital Crossing develops an expertise in additional mortgage asset products, Capital Crossing Preferred may purchase such additional types of mortgage assets. In addition, Capital Crossing Preferred may also from time to time acquire limited amounts of other assets eligible to be held by REITs.

    In order to preserve its status as a REIT under the Internal Revenue Code, substantially all of the assets of Capital Crossing Preferred must consist of mortgage loans and other qualified assets of the type set forth in
Section 856(c)(6)(B) of the Internal Revenue Code. Such other qualifying assets include cash, cash equivalents and securities, including shares or interests in other REITs, although Capital Crossing Preferred does not currently intend to invest in shares or interests in other REITs.

    CAPITAL AND LEVERAGE POLICIES. To the extent that the Board of Directors determines that additional funding is required, Capital Crossing Preferred may raise such funds through additional equity offerings, debt financing or retention of cash flow (after consideration of provisions of the Internal Revenue Code requiring the distribution by a REIT of not less than 90% (95% for taxable years beginning before January 1, 2001) of its REIT taxable income and taking into account taxes that would be imposed on undistributed taxable income), or a combination of these methods.

    Capital Crossing Preferred has no debt outstanding and it does not currently intend to incur any indebtedness. The organizational documents of Capital Crossing Preferred limit the amount of indebtedness which it is permitted to incur without approval of its Series A stockholders to no more than 100% of the total stockholders' equity of Capital Crossing Preferred. Any such debt incurred may include intercompany advances made by Capital Crossing to Capital Crossing Preferred. Capital Crossing Preferred has guaranteed certain obligations of Capital Crossing and has agreed to pledge certain of its assets in connection with advances Capital Crossing may receive from time to time from the FHLBB. The advances from the FHLBB will be used by Capital Crossing primarily for the purchase of mortgage assets and assist in managing the Bank's interest rate exposure. These assets generally would be available for contribution to or purchase by Capital Crossing Preferred. The guarantee and pledge were approved by the independent directors of Capital Crossing Preferred, subject to certain requirements and limitations, including the requirement that Capital Crossing pay Capital Crossing Preferred a guarantee fee. The amount of Capital Crossing's borrowings from the FHLBB were $139.0 million at March 8, 2001.

    Capital Crossing Preferred may also issue additional series of preferred stock. However, it may not issue any new class or series of capital stock ranking senior to the Series A preferred shares without the consent of the holders of at least two-thirds of the outstanding Series A preferred shares and may not issue additional shares of preferred stock ranking on parity with the Series A preferred shares without the approval of a majority of the independent directors. Prior to any future issuance of additional shares of preferred stock, Capital Crossing Preferred will take into consideration Capital Crossing's regulatory capital requirements and the cost of raising and maintaining that capital at the time.

    CONFLICTS OF INTEREST POLICIES. Because of the nature of Capital Crossing Preferred's relationship with Capital Crossing and its affiliates, conflicts of interest have arisen and may arise with respect to certain transactions, including without limitation, Capital Crossing Preferred's acquisition of mortgage assets from a return of mortgage assets to Capital Crossing, or disposition of mortgage assets or foreclosed property to, Capital Crossing or its affiliates and the modification of the master service agreement. It is Capital Crossing Preferred's policy that the terms of any financial dealings with Capital

Crossing and its affiliates will be consistent with those available from third parties in the mortgage lending industry. In addition, Capital Crossing Preferred has elected two independent directors and has established an audit committee of the Board of Directors which is comprised of the independent directors. Among other functions, the audit committee will review transactions between Capital Crossing Preferred and Capital Crossing and its affiliates. Under the terms of the advisory agreement, certain activities of Capital Crossing, as advisor for Capital Crossing Preferred, are subject to the approval of the Board of Directors of Capital Crossing Preferred, including the approval of a majority of the independent directors.

    Conflicts of interest between Capital Crossing Preferred and Capital Crossing and its affiliates may also arise in connection with decisions bearing upon the credit arrangements that Capital Crossing or one of its affiliates may have with a borrower. Conflicts could also arise in connection with actions taken by Capital Crossing as a controlling person of Capital Crossing Preferred. It is the intention of Capital Crossing Preferred and Capital Crossing that any agreements and transactions between Capital Crossing Preferred and Capital Crossing or its affiliates, including, without limitation, the master mortgage loan purchase agreement, are fair to all parties and are consistent with market terms for such types of transactions. The master service agreement provides that foreclosures and dispositions of the mortgage assets are to be performed with a view toward maximizing the recovery by Capital Crossing Preferred as owner of the mortgage assets, and Capital Crossing shall service the mortgage assets solely with a view toward the interests of Capital Crossing Preferred, and without regard to the interests of Capital Crossing or any of its affiliates. However, we cannot assure you that any such agreement or transaction will be on terms as favorable to Capital Crossing Preferred as would have been obtained from unaffiliated third parties.

    There are no provisions in Capital Crossing Preferred's Restated Articles of Organization limiting any officer, director, security holder or affiliate of Capital Crossing Preferred from having any direct or indirect pecuniary interest in any mortgage asset to be acquired or disposed of by Capital Crossing Preferred or in any transaction in which Capital Crossing Preferred has an interest or from engaging in acquiring and holding mortgage assets. As described herein, it is expected that Capital Crossing and its affiliates will have direct interests in transactions with Capital Crossing Preferred (including, without limitation, the sale of mortgage assets to Capital Crossing Preferred). It is not currently anticipated, however, that any of the officers or directors of Capital Crossing Preferred will have any interests in such mortgage assets.

    OTHER POLICIES. Capital Crossing Preferred intends to operate in a manner that will not subject it to regulation under the Investment Company Act of 1940, as amended. Capital Crossing Preferred does not intend to:

    (1) invest in the securities of other issuers for the purpose of exercising control over such issuers;

    (2) underwrite securities of other issuers;

    (3) actively trade in loans or other investments;

    (4) offer securities in exchange for property; or

    (5) make loans to third parties, including without limitation officers, directors or other affiliates of Capital Crossing Preferred.

    Capital Crossing Preferred may, under certain circumstances, purchase the Series A preferred shares in the open market or otherwise.

    Capital Crossing Preferred currently intends to make investments and operate its business at all times in such a manner as to be consistent with the requirements of the Internal Revenue Code to qualify as a REIT. However, future economic, market, legal, tax or other considerations may cause the Board of Directors to determine that it is in the best interests of Capital Crossing Preferred and its stockholders to revoke its REIT status.

    Under the advisory agreement, Capital Crossing intends to monitor and review Capital Crossing Preferred's compliance with the requirements of the Internal Revenue Code regarding Capital Crossing Preferred's qualification as a REIT on a quarterly basis and to have an independent public accounting firm, selected by the Board of Directors of Capital Crossing Preferred, review the results of Capital Crossing's analysis.

DESCRIPTION OF LOAN PORTFOLIO

    To date, all of Capital Crossing Preferred's loans have been acquired from Capital Crossing. At December 31, 2000, 1999 and 1998, Capital Crossing Preferred's loan portfolio was comprised of 663, 394 and 416 loans, respectively. Capital Crossing Preferred's loan portfolio may or may not have the characteristics described below at future dates.

    The following table sets forth information regarding the composition of the loan portfolio at the dates indicated:

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Loan portfolio:
Mortgage loans on real estate:
  Commercial real estate....................................  $ 98,842   $ 98,748   $ 99,695
  Multi-family residential..................................    72,520     42,677     49,854
  One-to-four family residential............................     6,268      8,415     12,339
  Land......................................................       587        820      1,458
                                                              --------   --------   --------
                                                               178,217    150,660    163,346
Secured commercial..........................................       209        232        251
Other.......................................................        29         29        250
                                                              --------   --------   --------
      Total loans, gross....................................   178,455    150,921    163,847
Less:
  Non-amortizing discount(1)................................    (6,704)    (7,318)   (10,737)
  Amortizing discount.......................................    (5,262)    (5,544)    (6,537)
  Net deferred loan fees....................................       (82)       (41)       (76)
  Allowance for loan losses.................................    (3,795)    (2,855)    (1,337)
                                                              --------   --------   --------
      Loans, net............................................  $162,612   $135,163   $145,160
                                                              ========   ========   ========

------------------------

(1) Non-amortizing discount is an allocation of the total discount on purchased loans accounted for on the cost recovery method until it is determined that the amount and timing of collections are reasonably estimable and collection is probable.

    The following table sets forth certain information regarding the geographic location of properties securing the mortgage loans in the loan portfolio at December 31, 2000:

                                                                                      PERCENTAGE OF TOTAL
LOCATION                                        NUMBER OF LOANS   PRINCIPAL BALANCE    PRINCIPAL BALANCE
--------                                        ---------------   -----------------   -------------------
                                                                     (IN THOUSANDS)
California....................................        358              $ 74,479              41.79%
Massachusetts.................................         95                26,008              14.59
Connecticut...................................         67                15,350               8.61
New York......................................         16                 7,784               4.37
New Hampshire.................................         55                 7,658               4.30
New Jersey....................................         10                 7,066               3.96
Washington, D.C...............................          2                 5,265               2.95
Rhode Island..................................         13                 5,008               2.81
Texas.........................................          4                 4,966               2.79
Arizona.......................................          4                 4,876               2.74
All others....................................         34                19,757              11.09
                                                      ---              --------             ------
                                                      658              $178,217             100.00%
                                                      ===              ========             ======

    The following tables set forth information regarding maturity, contractual interest rate and principal balance of all loans in the loan portfolio at December 31, 2000:

                                                                                      PERCENTAGE OF TOTAL
PERIOD UNTIL MATURITY                           NUMBER OF LOANS   PRINCIPAL BALANCE    PRINCIPAL BALANCE
---------------------                           ---------------   -----------------   -------------------
                                                                     (IN THOUSANDS)
Six months or less............................         59              $ 19,735              11.06%
Greater than six months to one year...........         18                16,943               9.49
Greater than one year to three years..........        115                32,578              18.26
Greater than three years to five years........         73                20,633              11.56
Greater than five years to ten years..........        195                29,424              16.49
Greater than ten years........................        203                59,142              33.14
                                                      ---              --------             ------
                                                      663              $178,455             100.00%
                                                      ===              ========             ======

                                                                                      PERCENTAGE OF TOTAL
CONTRACTUAL INTEREST RATE AT DECEMBER 31, 2000  NUMBER OF LOANS   PRINCIPAL BALANCE    PRINCIPAL BALANCE
----------------------------------------------  ---------------   -----------------   -------------------
                                                                     (IN THOUSANDS)
Less than 7.00%...............................         13              $  1,053               0.59%
7.00 to 7.49..................................         14                 2,449               1.37
7.50 to 7.99..................................         67                26,440              14.82
8.00 to 8.49..................................        123                32,347              18.13
8.50 to 8.99..................................         59                20,542              11.51
9.00 to 9.49..................................         82                24,599              13.78
9.50 to 9.99..................................        108                14,762               8.27
10.00 to 10.49................................         45                 8,723               4.89
10.50 to 10.99................................         49                22,848              12.80
11.00 to 11.49................................         34                 9,326               5.23
11.50 to 11.99................................         44                 8,380               4.70
12.00 to 12.49................................         14                 5,433               3.04
12.50% and above..............................         11                 1,553               0.87
                                                      ---              --------             ------
                                                      663              $178,455             100.00%
                                                      ===              ========             ======

                                                                                      PERCENTAGE OF TOTAL
PRINCIPAL BALANCE                               NUMBER OF LOANS   PRINCIPAL BALANCE    PRINCIPAL BALANCE
-----------------                               ---------------   -----------------   -------------------
                                                                     (IN THOUSANDS)
Less than $50,000.............................        187              $  5,040               2.82%
Greater than $50,000 to $100,000..............        140                10,190               5.71
Greater than $100,000 to $250,000.............        169                26,507              14.86
Greater than $250,000 to $500,000.............         81                27,624              15.48
Greater than $500,000 to $1,000,000...........         45                32,359              18.13
Greater than $1,000,000 to $2,000,000.........         26                34,637              19.41
Greater than $2,000,000 to $3,000,000.........         11                25,822              14.47
Greater than $3,000,000 to $4,000,000.........          2                 6,890               3.86
Greater than $4,000,000 to $5,000,000.........          2                 9,386               5.26
                                                      ---              --------             ------
                                                      663              $178,455             100.00%
                                                      ===              ========             ======

    A substantial portion of the loan portfolio consists of loans which were purchased by Capital Crossing from third parties and which management of Capital Crossing considers to be undervalued due to market or economic conditions or as a result of special circumstances which might have required a seller to dispose of such assets. These loans generally are secured by commercial real estate, multi-family residential real estate, one-to-four family residential real estate or land located throughout the United States. These loans generally were purchased at discounts from their then outstanding principal balances and have been purchased from private sector sellers in the financial services industry or government agencies, such as banks, including investment banking institutions, or from government agencies such as the FDIC. Capital Crossing does not utilize any specific threshold underwriting criteria in evaluating individual loans or pools of loans for purchase, but rather evaluates each individual loan or pool of loans, as applicable, on a case by case basis in making a purchase decision as described in more detail below.

    In order to determine the amount that Capital Crossing will bid to acquire loans, Capital Crossing considers, among other factors:

    (1) the yield expected to be earned;

    (2) the geographic location of the loans;

    (3) servicing restrictions, if any;

    (4) the type and value of the collateral securing the loans;

    (5) the length of time during which the loans have performed in accordance with their repayment terms;

    (6) the recourse nature of the debt;

    (7) the age and performance of the loans; and

    (8) the resources of the borrowers or guarantors, if any.

    In addition to the factors listed above, Capital Crossing also considers the amount it may realize through collection efforts or foreclosure and sale of the collateral, net of expenses, and the length of time and costs required to complete the collection or foreclosure process in the event a loan becomes non-performing or is non-performing at the purchase date. Under Capital Crossing's credit policy for purchased loans, all bids are subject to the approval of Chairman or President and any individual loan whose allocated purchase price exceeds $5 million is the subject to approval by the Loan and Investment Committee which consists of Capital Crossing's Chairman, President, two independent directors and certain officers of Capital Crossing.

    Prior to acquiring any loan or portfolio of loans, Capital Crossing's loan acquisition group conducts a comprehensive review and evaluation of each loan to be acquired in accordance with its credit policy for purchased loans. This review includes an analysis of information provided by the seller, including credit and collateral files, a review and valuation of the underlying collateral and a review, where applicable, of the adequacy of the income produced by the property to service the loan. This review is conducted by Capital Crossing's in-house loan acquisition group, which includes credit analysts, real estate appraisers, an environmental department and legal counsel.

    The current value of the collateral is determined by Capital Crossing's in-house appraisal group considering, among other factors, the type of property, its condition and location and its highest and best use. In many cases, real estate brokers and/or appraisers with specific knowledge of the local real estate market are also consulted. For larger loans, members of Capital Crossing's loan acquisition group typically visit the collateral, conduct a site inspection and conduct an internal rental analysis of competing commercial properties. Capital Crossing also analyzes the capacity of the collateral to service the loan. Capital Crossing requires that any loans in excess of $250,000 meet minimum debt service coverage ratio requirements, consisting of the ratio of net operating income of the borrower to total principal and interest payments. New tax and title searches may also be obtained. Capital Crossing's in-house environmental specialists review available information with respect to each property to assess potential environmental risk.

    Upon purchase of a loan pool, each loan in the pool is assigned to a loan officer. In managing purchased loans, the loan officers seek, among other things, to establish good working relationships with the borrowers. In the event that a purchased loan becomes delinquent, or if it is delinquent at the time of purchase, Capital Crossing promptly pursues repayment of the loan. In the event that a delinquent purchased loan becomes non-performing, Capital Crossing may pursue a number of alternatives with the goal of maximizing its overall return on each loan in a timely manner, including restructuring the loans to levels that are supported by existing collateral and debt service capabilities. During the restructuring period, Capital Crossing Preferred does not recognize interest income on such loans unless regular payments are being made. In instances where the loan is not restructured, Capital Crossing generally seeks resolution through either foreclosure and sale of the collateral or, under limited circumstances, negotiating a discounted pay-off with borrowers, which may be accomplished through refinancing by the borrower with another lender.

    Although Capital Crossing purchases primarily performing loans, from time-to-time it may purchase delinquent or non-performing loans as a part of a pool of purchased loans. Capital Crossing Preferred determines the contractual delinquency of purchased loans prospectively from Capital Crossing's purchase date rather than from the origination date. For example, if Capital Crossing acquires a loan that is past due at the time of acquisition, that loan would not be considered delinquent until it was 90 days past due from Capital Crossing's purchase date. If Capital Crossing acquires a loan which is contractually delinquent, management evaluates the collectibility of principal and interest and interest would not be accrued when the collectibility of principal and interest is not probable or estimable. Interest income on purchased non-performing loans is accounted for using either the cash basis or the cost recovery method, whereby any amounts received are applied against the recorded amount of the loan. A determination as to which method is used is made on a case-by-case basis.

    As servicing agent for Capital Crossing Preferred's loan portfolio, Capital Crossing will continue to monitor Capital Crossing Preferred's loans through its review procedures and updated appraisals. Additionally, in order to monitor the adequacy of cash flows on income-producing properties, Capital Crossing generally obtains financial statements and other information from the borrower and the guarantor, including, but not limited to, information relating to rental rates and income, maintenance costs and an update of real estate property tax payments.

    ACCOUNTING FOR PURCHASED LOAN PORTFOLIO. Capital Crossing Preferred accounts for purchased loans under the guidance of AICPA Practice Bulletin 6, AMORTIZATION OF DISCOUNTS ON CERTAIN ACQUIRED

LOANS. Prior to January 1, 1999, this guidance was applied using unique and exclusive static pools. Static pools were established based on Capital Crossing's original acquisition timing. Once a static pool was established, the loans remained in the pool, unless restructured on terms consistent with Capital Crossing Preferred's loan policy and documentation standards and transferred to Capital Crossing Preferred's originated loan portfolio.

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

    Effective January 1, 1999, Capital Crossing Preferred changed, on a prospective basis, its method of accounting for purchased loan discounts and the related recognition of discount loan income and provisions for loan losses. Under this accounting change, discount loan income and loan loss provisions are accounted for on an individual loan basis, rather than as previously recognized in the aggregate on a static purchased pool basis and was accounted for as a "change in estimate" in accordance with Accounting Principles Board Opinion
No. 20. Accounting for loans on an individual basis rather than a pool basis allows Capital Crossing Preferred to selectively acquire qualified individual loans from Capital Crossing, rather than acquiring entire pools which may contain individual loans that do not meet the criteria for favorable tax treatment allowed for REITs. There was no impact on stockholders' equity as a result of the accounting change. However, the timing of subsequent earnings will be affected by changes in the amount of estimated collections on individual loans rather than by changes in the aggregate amount of estimated collections on purchased loan pools. Over the lives of the respective loans, management does not anticipate that there will be any material differences in the reported amounts of related discount loan income, loan loss provisions and loan charge-offs and recoveries, net.

    ALLOWANCE FOR LOAN LOSSES. Capital Crossing Preferred maintains an allowance for loan losses that is increased by provisions charged against earnings and allocations of discounts on purchased loans and reduced by net loan charge-offs. Loans are charged-off when they are deemed to be uncollectible, or partially charged-off when a portion of a loan is deemed uncollectible. Recoveries are generally recorded only when cash payments are received. In general, the loan loss allowance policy requires the maintenance of allowances sufficient to satisfy estimated probable losses arising from impaired real estate or other secured commercial loans and leases.

    In determining the adequacy of the allowance, management initially considers the loan loss allowances specifically allocated to individual impaired loans, and next considers the level of general loan loss allowances deemed appropriate for the balance of the portfolio based on factors including general portfolio trends relative to asset and portfolio size, asset categories, potential credit concentrations, non-accrual loan levels, the level of risks associated with changes in economic and business conditions and other factors. An additional allowance is maintained based on a judgmental process whereby management considers qualitative and quantitative assessments of other factors including regional credit concentration, industry concentration, results of regulatory examinations, historical loss ranges, portfolio composition, economic conditions such as interest rates and energy costs and other changes in the portfolio. The allowance for loan losses is management's estimate of the probable loan losses incurred as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans.

    The following table sets forth certain information relating to the payment status of Capital Crossing Preferred's loan portfolio at the dates indicated:

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Current.....................................................  $178,110   $149,277   $156,459
Over thirty days to eighty-nine days past due...............       125        173      3,163
Ninety days or more past due................................        --         --        357
                                                              --------   --------   --------
Total performing loans......................................   178,235    149,450    159,979
Non-accrual loans...........................................       220      1,471      3,868
                                                              --------   --------   --------
Total loan portfolio........................................  $178,455   $150,921   $163,847
                                                              ========   ========   ========

    NON-AMORTIZING DISCOUNT. At the time of acquisition, the excess of the contractual loan balances over the amount of reasonably estimable and probable discounted future cash collections is recorded as non-amortizing discount. The non-amortizing discount is not transferred to amortizing discount and accreted into income until it is determined that the amount and timing of the cash flows related to the non-amortizing discount are reasonably estimable and collection is probable. Non-amortizing discount is generally reduced and offset against the related principal balance when the amount at which a loan is resolved or restructured is determined. There is no effect on the income statement as a result of these reductions.

    The following table sets forth certain information relating to the activity in the non-amortizing discount for the periods indicated:

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Balance at beginning of period..............................   $7,318    $10,737    $    --
Additions in connection with loans purchased or
  transferred...............................................    1,022         10     12,761
Transfers to amortizing discount............................     (614)    (2,048)    (1,057)
Transfer to allowance for loan losses (1)...................       --       (860)        --
Net reductions related to resolutions and restructures......     (734)      (521)      (967)
Non-amortizing discount relating to loans sold..............     (288)        --         --
                                                               ------    -------    -------
                                                               $6,704    $ 7,318    $10,737
                                                               ======    =======    =======

------------------------

(1) Effective January 1, 1999, $860,000 was transferred from non-amortizing discount to the allowance for loan losses, representing general reserve allocations. See "Business--Accounting for Purchased Loan Portfolio."

    The following table sets forth management's allocation of the allowance for loan losses by loan category and the percentage of the loans in each category to total loans in each category with respect to Capital Crossing Preferred's loan portfolio at the dates indicated:

                                                                  YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------------------------------
                                                   2000                     1999                     1998
                                          ----------------------   ----------------------   ----------------------
                                          ALLOWANCE   % OF GROSS   ALLOWANCE   % OF GROSS   ALLOWANCE   % OF GROSS
                                          FOR LOAN      LOANS      FOR LOAN      LOANS      FOR LOAN      LOANS
                                           LOSSES      TO TOTAL     LOSSES      TO TOTAL     LOSSES      TO TOTAL
                                          ---------   ----------   ---------   ----------   ---------   ----------
                                                                   (DOLLARS IN THOUSANDS)
Loan Categories:
  Commercial real estate................   $2,320        55.39%     $2,081        65.43%     $1,108        60.85%
  Multi-family residential..............    1,372        40.64         665        28.28          76        30.43
  One-to-four family residential........      100         3.51          97         5.58         128         7.53
  Land..................................        1         0.31           2         0.54          25         0.89
  Other.................................        2         0.15          10         0.17          --         0.30
                                           ------       ------      ------       ------      ------       ------
      Total.............................   $3,795       100.00%     $2,855       100.00%     $1,337       100.00%
                                           ======       ======      ======       ======      ======       ======

CREDIT RISK MANAGEMENT POLICY

    In managing Capital Crossing Preferred's loan portfolio in accordance with the master service agreement and in purchasing and originating loans which may ultimately be acquired by Capital Crossing Preferred, Capital Crossing utilizes certain credit risk management procedures. These procedures are designed to achieve an acceptable level of quality and to identify the need for management to take action to address any probable losses or potential defaults in existing loans. Each application for a loan is subject to a two-tier review by the applicable loan committee comprised of certain of Capital Crossing's officers and either Capital Crossing's Chairman or President, or in the case of loans of $5 million or more, the Loan and Investment Committee of Capital Crossing's Board of Directors. Each lending officer has primary responsibility to conduct credit and documentation reviews of the loans for which he or she is responsible. Capital Crossing's President and Chairman are responsible for the general supervision of the loan portfolio and adherence by the loan officers to Capital Crossing's loan policies.

    Loan officers evaluate the applicant's financial statements, credit reports, business reports and plans and other data to determine if the credit and collateral satisfy Capital Crossing's standards as to historic debt service coverage, reasonableness of projections, strength of management and sufficiency of secondary repayment.

    Under Capital Crossing's credit risk management policies, management presents to the Board of Directors of Capital Crossing a monthly report of loan delinquencies showing all loans which are more than 30 days past due. In addition, loans are reviewed monthly by management to determine which credits should be placed on non-performing status. Management and the Board of Directors also review all loan evaluations made during periodic examinations by the FDIC and the Commissioner of Banks of the Commonwealth of Massachusetts (the "Commissioner"). Additionally, Capital Crossing engages an outside firm to perform an annual review of its loan portfolio.

NON-PERFORMING ASSETS

    The performance of Capital Crossing Preferred's loan portfolio is evaluated regularly by management. Capital Crossing Preferred generally classifies a loan as non-performing when the collectibility of principal and interest is not probable or estimable. When management determines the ultimate collection of principal or interest on a loan is not probable, the loan is transferred to the "impaired" loan classification.

    The accrual of interest on loans and the accretion of discount is discontinued when the collectibility of principal and interest is not probable or estimable. Interest income previously accrued on such loans is reversed against current period interest income, and the loan is accounted for using either the cash basis or the cost recovery method whereby any amounts received are applied against the recorded amount of the loan. This determination is made on a case-by-case basis. Loans accounted for on the cost recovery method, in general, consist of non-accrual loans.

    Loans are returned to accrual status when the loan is brought current in accordance with management's anticipated cash flows at the time of loan acquisition or origination.

    A loan purchased by Capital Crossing is considered impaired when, based on current information and events, it is determined that estimated cash flows are less than the cash flows estimated at the date of purchase. A loan originated by Capital Crossing is considered impaired when, based on current information and events, it is probable that Capital Crossing Preferred will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the note. Impairment is measured on a loan-by-loan basis by comparing Capital Crossing Preferred's recorded investment in the loan to the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Substantially all of Capital Crossing Preferred's loans which have been identified as impaired have been measured by the fair value of the existing collateral. General valuation allowances are maintained for all categories of loans. No additional funds are committed to be advanced in connection with impaired loans.

    When Capital Crossing Preferred classifies problem assets, it may establish specific allowances for loan losses or specific non-amortizing discount allocations in amounts deemed prudent by management. When Capital Crossing Preferred identifies problem loans or a portion thereof, as a loss, it will charge-off such amounts or set aside specific allowances or non-amortizing discount equal to the total loss. All of Capital Crossing Preferred's loans are reviewed monthly to determine which loans are to be placed on non-accrual status. In addition, Capital Crossing Preferred's determination as to the classification of its assets and the amount of its valuation allowances is reviewed by the Commissioner and the FDIC during their examinations of Capital Crossing, which may result in the establishment of additional general or specific loss allowances.

    The following table sets forth the amount of non-performing assets by category at the dates indicated:

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Non-accrual loans:
  Commercial................................................   $ 221      $1,471     $1,811
  Multi-family..............................................      --          --      2,057
                                                               -----      ------     ------
                                                                 221       1,471      3,868
Less:
  Amortizing discount (1)...................................      (1)        (58)        --
  Non-amortizing discount...................................      --        (298)        --
                                                               -----      ------     ------
      Non-accrual loans, net................................     220       1,115      3,868
Other real estate owned.....................................      --         434         --
                                                               -----      ------     ------
      Non-performing assets, net............................   $ 220      $1,549     $3,868
                                                               =====      ======     ======
Non-accrual loans, net, as a percent of loans, net of
  discount and deferred loan income.........................    0.13%       0.81%      2.64%
Non-performing assets, net, as a percent of total assets....    0.10        0.92       2.47

------------------------

(1) Prior to January 1, 1999, amortizing discounts were accounted for on a static pool basis only. Accordingly, at December 31, 1998, there was no allocation of amortizing discounts to impaired or non-accrual loans.

SERVICING

    The mortgage assets are serviced by Capital Crossing pursuant to the terms of the master service agreement. Capital Crossing in its role as servicer under the terms of the master service agreement receives a fee equal to 0.20% per annum, payable monthly, on the gross average outstanding principal balances of loans serviced. For the years ended December 31, 2000, 1999 and 1998, Capital Crossing Preferred incurred $381,000, $328,000 and $238,000, respectively in servicing fees payable to Capital Crossing.

    The master service agreement requires Capital Crossing to service the loan portfolio in a manner substantially the same as for similar work performed by Capital Crossing for transactions on its own behalf. Capital Crossing collects and remits principal and interest payments, maintains perfected collateral positions, submits and pursues insurance claims and initiates and supervises foreclosure proceedings on the loan portfolio it services. Capital Crossing also provides accounting and reporting services required by Capital Crossing Preferred for such loans. Capital Crossing may also be directed by Capital Crossing Preferred, at any time during the servicing process, to dispose of any loans which become classified, placed on non-accrual status, or are renegotiated due to the financial deterioration of the borrower.

    Capital Crossing is required to pay all expenses related to the performance of its duties under the master service agreement. Under the master mortgage loan purchase agreement, Capital Crossing makes certain representations and warranties for the benefit of Capital Crossing Preferred with respect to the mortgage assets, including representations and warranties regarding information provided with respect to mortgage assets, liens, validity of the mortgage documents, and compliance with laws.

    Capital Crossing makes certain representations and warranties for the benefit of Capital Crossing Preferred with respect to the mortgage assets, including representations and warranties regarding information provided with respect to mortgage assets, liens, validity of the mortgage documents, and compliance with laws. Capital Crossing is required to repurchase, at the request of Capital Crossing Preferred, any mortgage loan it sold to Capital Crossing Preferred in the event any material representation or warranty pertaining to the mortgage assets is untrue, unless Capital Crossing Preferred permits Capital Crossing to substitute other qualified mortgage assets for such asset. Capital Crossing also indemnifies Capital Crossing Preferred for damages or costs resulting from such breach. The repurchase price for any such mortgage loan is the outstanding net carrying value thereof plus accrued and unpaid interest thereon at the date of repurchase. Capital Crossing may institute foreclosure proceedings, exercise any power of sale contained in any mortgage or deed of trust, obtain a deed in lieu of foreclosure or otherwise acquire title to a mortgaged property underlying a mortgage loan by operation of law or otherwise in accordance with the terms of the master service agreement.

    The master service agreement may be terminated at any time by written agreement between the parties or at any time by either party upon 30 days prior written notice to the other party and appointment of a successor servicer. The master service agreement will automatically terminate if Capital Crossing Preferred ceases to be an affiliate of Capital Crossing.

    Capital Crossing remits daily to Capital Crossing Preferred all principal and interest collected on loans serviced by Capital Crossing for Capital Crossing Preferred.

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

EMPLOYEES

    Capital Crossing Preferred has five officers. Capital Crossing Preferred does not have any employees because it has retained Capital Crossing to perform all necessary functions pursuant to the advisory agreement and the master service agreement. Each officer of Capital Crossing Preferred currently is also an officer and/or director of Capital Crossing. Capital Crossing Preferred will maintain corporate records and audited financial statements that are separate from those of Capital Crossing. None of the officers or directors of Capital Crossing Preferred will have any direct or indirect pecuniary interest in any mortgage asset to be acquired or disposed of by Capital Crossing Preferred or in any transaction in which Capital Crossing Preferred has an interest or will engage in acquiring and holding mortgage assets.

COMPETITION

    Capital Crossing Preferred does not anticipate that it will engage in the business of originating mortgage loans. It does anticipate that it will acquire mortgage assets in addition to those in the loan portfolio and that substantially all these mortgage assets will be acquired from Capital Crossing. Accordingly, Capital Crossing Preferred does not expect to compete with mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers or insurance companies in acquiring its mortgage assets from Capital Crossing. Capital Crossing, however, faces significant competition in the purchase and origination of mortgage loans, which could have an adverse effect on the ability of Capital Crossing Preferred to acquire mortgage loans. If Capital Crossing does not successfully compete in the origination and purchase of mortgage loans, there could be an adverse effect on Capital Crossing Preferred's business, financial condition and results of operations.

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

    Capital Crossing faces strong competition in its market area both from other more established banks and from non-bank financial institutions which are aggressively expanding into markets traditionally served by banks. Most of these competitors offer products and services similar to those offered by Capital Crossing, have facilities and financial resources greater than those of Capital Crossing and have other competitive advantages over Capital Crossing. Among the advantages of these larger institutions is their ability:

    (1) to make larger loans;

    (2) to finance extensive advertising campaigns;

    (3) to access international money markets;

    (4) to conduct retail operations at a significant number of branches; and

    (5) generally, to allocate their investment assets to business lines of highest yield and demand.

    For the reasons stated above, among others, there can be no assurance that Capital Crossing will obtain sufficient deposits or purchase or originate a sufficient volume of quality loans to operate profitably in this competitive environment or that Capital Crossing will maintain its competitive position in the commercial lending market in the future.

    In 1994, the U.S. Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "1994 Act") that will allow, under different implementation guidelines, bank holding companies and banks to acquire or merge with depository institutions across state lines. In 1996, Massachusetts enacted interstate banking laws in response to the 1994 Act. The laws permit, subject to certain deposit and other limitations, interstate acquisitions, mergers and branching on a reciprocal basis. Competition in Capital Crossing's primary market area could increase in the event that financial institutions from other jurisdictions branch into Massachusetts or merge with Massachusetts-chartered banks.

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

ITEM 2. PROPERTIES

    None.

ITEM 3. LEGAL PROCEEDINGS

    From time to time, Capital Crossing Preferred may be involved in routine litigation incidental to its business, including a variety of legal proceedings with borrowers, which would contribute to Capital Crossing Preferred's expenses, including the costs of carrying non-performing assets. Capital Crossing Preferred is not currently a party to any material proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the period covered by this report.

                                    PART II

ITEM 5. MARKET FOR CAPITAL CROSSING PREFERRED'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

COMMON STOCK

    In connection with its formation on March 20, 1998, Capital Crossing Preferred issued 100 shares of its common stock to Capital Crossing. These shares of common stock were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. There is no established public trading market for the common stock. As of February 15, 2001, there were 100 issued and outstanding shares of common stock, all of which were held by Capital Crossing.

    During 2000, 1999 and 1998, dividends of $21.9 million, $18.8 million and $12.0 million were paid to the common stockholder.

DIVIDEND POLICY

    GENERAL. Capital Crossing Preferred currently expects to pay an aggregate amount of dividends with respect to its outstanding shares of capital stock equal to substantially all of its REIT taxable income, excluding capital gains. In order to remain qualified as a REIT, Capital Crossing Preferred must distribute annually at least 90% (95% for taxable years beginning before January 1, 2001) of its REIT taxable income, excluding capital gains, to stockholders. Capital Crossing Preferred anticipates that none of the dividends on the Series A preferred shares will constitute non-taxable returns of capital.

    Dividends will be declared at the discretion of the Board of Directors after considering Capital Crossing Preferred's distributable funds, financial requirements, tax considerations and other factors. Capital Crossing Preferred's distributable funds will consist primarily of interest and principal payments on the mortgage assets held by it, and Capital Crossing Preferred anticipates that a majority of such assets will bear interest at adjustable rates. Accordingly, if there is a decline in interest rates, Capital Crossing Preferred will experience a decrease in income available to be distributed to its stockholders. In a period of declining interest rates, Capital Crossing Preferred also may find it difficult to purchase additional mortgage assets bearing rates sufficient for it to be able to pay dividends on the Series A preferred shares.

    The FDIC's prompt corrective action regulations prohibit entities such as Capital Crossing from making "capital distributions," which include a transaction that the FDIC determines, by order or regulation, to be "in substance a distribution of capital," unless the institution is at least adequately capitalized after the distribution. There can be no assurances that the FDIC would not seek to restrict Capital Crossing Preferred's payment of dividends on the Series A preferred shares under these regulations if Capital Crossing were to fail to maintain a status of at least adequately capitalized. Currently, an institution is considered adequately capitalized if it has a Total Risk-based capital ratio of at least 8.0%, a Tier 1 Risk-based capital ratio of at least 4.0% and a Tier 1 Leverage ratio of at least 4.0%. In connection with, and during the period of, Capital Crossing's stock repurchase program, Capital Crossing has committed to maintain its capital ratios at 1% above each minimum ratio required to be well capitalized. Thus, Capital Crossing must maintain Tier 1 Leverage ratio of 6.00%; Tier 1 Risk-based capital ratio of 7.00%; and Total Risk-based capital ratio of 11.00% until the completion or termination of the program.At December 31, 2000, Capital Crossing's Total Risk-based capital ratio was 13.52%, Tier 1 Risk-based capital ratio was 12.26% and Tier 1 Leverage ratio was 10.48%. As part of its common stock repurchase program, Capital Crossing has agreed with the FDIC to maintain, for so long as the repurchase program continues, capital levels of one percent in excess of the regulatory minimums required to be categorized as well-capitalized.

    In addition, an automatic exchange of the Series A preferred shares for shares of Capital Crossing Bank's Preferred Stock may occur if, among other things, Capital Crossing Preferred becomes

"undercapitalized." This automatic exchange may take place under circumstances in which Capital Crossing will be considered less than adequately capitalized for purposes of the FDIC's prompt corrective action regulations. Thus, at the time of the automatic exchange, Capital Crossing would likely be prohibited from paying dividends on the preferred shares of Capital Crossing. Further, Capital Crossing's ability to pay dividends on the preferred shares of Capital Crossing following the automatic exchange also would be subject to various restrictions under FDIC regulations and a resolution of Capital Crossing's Board of Directors. In the event that Capital Crossing did pay dividends on the preferred shares of Capital Crossing, such dividends would be paid out of its capital surplus.

    Under certain circumstances, including a determination that Capital Crossing's relationship to Capital Crossing Preferred results in an unsafe and unsound banking practice, federal and state regulatory authorities will have additional authority to restrict the ability of Capital Crossing Preferred to make dividend payments to its stockholders.

    The holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Board of Directors from funds legally available therefor, subject to any preferential dividend rights of any outstanding preferred stock.

ITEM 6. SELECTED FINANCIAL DATA

                                                                                AS OF AND FOR THE
                                                       AS OF AND FOR THE      PERIOD FROM MARCH 20,
                                                    YEAR ENDED DECEMBER 31,           1998
                                                    -----------------------   THROUGH DECEMBER 31,
                                                       2000         1999              1998
                                                    ----------   ----------   ---------------------
                                                                (DOLLARS IN THOUSANDS)
FINANCIAL CONDITION DATA (YEAR END):
Total assets......................................   $219,183     $168,873           $156,742
Loans, gross......................................    178,455      150,921            163,847
  Total discount (1)..............................    (11,966)     (12,862)           (17,274)
  Allowance for loan losses (1)...................     (3,795)      (2,855)            (1,337)
  Deferred loan fees..............................        (82)         (41)               (76)
                                                     --------     --------           --------
Loans, net........................................    162,612      135,163            145,160
                                                     --------     --------           --------
Cash and cash equivalents.........................     55,312       32,333             10,580
Stockholders' equity..............................    218,907      168,667            156,318
Non-performing loans, net (1).....................        220        1,115              3,868
Other real estate owned, net......................         --          434                 --
OPERATIONS DATA (PERIOD):
Interest income...................................   $ 22,762     $ 19,987           $ 13,412
Other income......................................        163           --                 --
Operating expenses................................       (343)        (127)              (297)
                                                     --------     --------           --------
Net income........................................     22,582       19,860             13,115
Preferred stock dividends.........................     (1,459)      (1,338)               (60)
                                                     --------     --------           --------
Net income available to common shareholder........   $ 21,123     $ 18,522           $ 13,055
                                                     ========     ========           ========
SELECTED OTHER INFORMATION:
Non-performing assets, net, as a percent of total
  assets..........................................       0.10%        0.92%              2.47%
Non-performing loans, net, as a percentage of
  loans, net of discount and deferred loan
  income..........................................       0.13         0.81               2.64
Total discount as a percent of gross loans........       6.71         8.52              10.54
Allowance for loan losses as a percent of total
  loans, net of discount and deferred loan fees...       2.28         2.07               0.91
Allowance for loan losses as a percent of
  non-performing loans, net.......................   1,725.00       256.05              34.57

------------------------

(1) Effective January 1, 1999, $860,000 was transferred from non-amortizing discount to the allowance for loan losses, representing general reserve allocations. See "Business--Accounting for Purchased Loan Portfolio."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000 AND 1999 AND PERIOD FROM INCEPTION (MARCH 20,
1998) THROUGH DECEMBER 31, 1998

    Net income available to common shareholders increased $2.6 million, or 14.0% to $21.1 million for 2000 compared to $18.5 million for 1999 and increased
$5.5 million, or 41.9%, in 1999 compared to $13.1 million for 1998. Total interest income increased $2.8 million or 13.9%, to $22.8 million for 2000 compared to $20.0 million for 1999 and increased $6.6 million, or 49.0%, in 1999 compared to $13.4 million for 1998.

    The yields on Capital Crossing Preferred's interest-earning assets are summarized as follows:

                                                    YEARS ENDED DECEMBER 31,
                                 ---------------------------------------------------------------     PERIOD FROM MARCH 20, 1998
                                              2000                             1999                  THROUGH DECEMBER 31, 1998
                                 ------------------------------   ------------------------------   ------------------------------
                                 AVERAGE                          AVERAGE                          AVERAGE
                                 BALANCE    INTEREST    YIELD     BALANCE    INTEREST    YIELD     BALANCE    INTEREST    YIELD
                                 --------   --------   --------   --------   --------   --------   --------   --------   --------
                                                                      (DOLLARS IN THOUSANDS)
Loans, net.....................  $171,579   $19,897     11.60%    $145,520   $19,118     13.14%    $138,671   $13,280     12.71%
Interest-bearing deposits......    59,805     2,865      4.79       29,297       869      2.97        3,912       132      3.37
                                 --------   -------     -----     --------   -------     -----     --------   -------     -----
Total interest-earning
  assets.......................  $231,384   $22,762      9.84%    $174,817   $19,987     11.43%    $142,583   $13,412     11.96%
                                 ========   =======     =====     ========   =======     =====     ========   =======     =====

    The weighted average yield on Capital Crossing Preferred's interest-earning assets was 9.84% for 2000, 11.43% for 1999 and 11.96% in 1998. The decrease in yield from 1999 to 2000 was the result of several factors. First, discount and other interest income recognized at the time of individual loan payoffs decreased during 2000. Secondly, during 2000, the Bank contributed
$80.4 million of loans, which had a lower yield than the loans that were in the portfolio at the time of contribution. Thirdly, Capital Crossing Preferred invested in a higher amount of interest-bearing deposits during 2000, which lowered the overall yield. The weighted average yield on Capital Crossing Preferred's interest-earning assets declined from the 1998 period to 1999 primarily due to a higher average balance of lower yielding short-term investments in 1999 compared to 1998. The yield on Capital Crossing Preferred's loan portfolio increased from the 1998 period to 1999 due to the positive impact of pay-offs of discounted loans in addition to a rising interest rate environment in 1999.

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

    When a loan is paid off, the excess of any cash received over the net investment is recorded as interest income. In addition to the amount of purchase discount that is recognized at that time, income may also include interest owed by the borrower prior to Capital Crossing's acquisition of the loan, interest collected if on non-performing status and other loan fees ("other interest income"). The following table sets forth, for the periods indicated, the components of interest and fees on loans.

There can be no assurance regarding future interest income, including the yields and related level of such income, or the relative portion attributable to loan pay-offs as compared to other sources.

                                                                      YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                     2000                  1999
                                                              -------------------   -------------------
                                                              INTEREST              INTEREST
                                                               INCOME     YIELD      INCOME     YIELD
                                                              --------   --------   --------   --------
                                                                       (DOLLARS IN THOUSANDS)
Regularly scheduled interest and accretion income...........  $17,851     10.41%    $15,905     10.93%
Interest and fee income recognized on loan payoffs:
  Non-amortizing discount...................................      413      0.24         934      0.64
  Amortizing discount.......................................      394      0.23       1,750      1.20
  Other interest and fee income.............................    1,239      0.72         529      0.37
                                                              -------     -----     -------     -----
                                                                2,046      1.19       3,213      2.21
                                                              -------     -----     -------     -----
                                                              $19,897     11.60%    $19,118     13.14%
                                                              =======     =====     =======     =====

    The information in the above table is not presented for 1998 as purchase discount was accounted for on a static pool basis prior to January 1, 1999.

    The amount of loan payoffs and related discount income is influenced by several factors, including the interest rate environment, the real estate market in particular areas, the timing of transactions, and circumstances related to individual borrowers and loans.

    The average balance of interest-bearing deposits increased $30.5 million to $59.8 million for 2000 compared to $29.3 million for 1999 and increased
$25.4 million in 1999 compared to $3.9 million for 1998. The overall increase in the average balance was a result of cash flow from loan repayments. The yield on interest-bearing deposits increased in 2000 because Capital Crossing Preferred transferred a portion of interest-bearing deposits from a money market account to higher yielding certificates of deposit. In addition, the yield on the money market account increased in 2000 compared to 1999.

    Other income consists of guarantee fees and gains on sales of loans. Guarantee fee income for the year ended December 31, 2000 increased $40,000. Effective July 1, 2000, Capital Crossing Preferred entered into an agreement to make certain assets available to be pledged in connection with borrowings of Capital Crossing from the FHLBB. Capital Crossing Preferred receives an annual fee of $80,000 under this agreement. During the year ended December 31, 2000, non-accrual loans with a carrying value of $322,000 were sold to third parties at a gain of $123,000. Additionally, $1.6 million of non-performing loans were sold to Capital Crossing Bank at their net carrying values prior to foreclosure as permitted by the servicing agreement.

    Increases and decreases in operating expenses are detailed in the following paragraphs.

    Loan servicing and advisory expenses increased $66,000, or 16.1%, to $476,000 in 2000 from $410,000 in 1999 and by $113,000, or 38.0%, from $297,000 in 1998. This increase was the result of an increase in the average outstanding loan balances each year.

    For the years ended December 31, 2000, Capital Crossing Preferred realized gains on sales of other real estate owned of $246,000 as a result of the sale of one property. The gain of $396,000 for the year ended December 31, 1999, consisted of the gain on sale of two properties. No gain on other real estate owned was recognized for the year ended 1998.

    Other general and administrative expenses of $113,000 in 2000 and 1999 consisted primarily of professional expenses of $64,000 and $61,000, respectively, shareholder relation expenses of $19,000 and $15,000, respectively, and printing expenses of $24,000 and $8,000, respectively.

    Capital Crossing Preferred intends to pay dividends on its preferred and common stock in amounts necessary to continue to preserve its status as a REIT under the Internal Revenue Code.

FINANCIAL CONDITION

INTEREST-BEARING DEPOSITS WITH CAPITAL CROSSING BANK

    Interest-bearing deposits with Capital Crossing Bank consist of a money market account with a balance of $37.7 million at December 31, 2000 and certificates of deposit which totaled $17.5 million at December 31, 2000 and mature in February 2001. At December 31, 1999, the balance consisted entirely of a money market account.

LOAN PORTFOLIO

    The outstanding principal balance of the loan portfolio is summarized as follows:

                                                                       DECEMBER 31,
                                         ------------------------------------------------------------------------
                                                  2000                     1999                     1998
                                         ----------------------   ----------------------   ----------------------
                                         PRINCIPAL   PERCENTAGE   PRINCIPAL   PERCENTAGE   PRINCIPAL   PERCENTAGE
                                          BALANCE     OF TOTAL     BALANCE     OF TOTAL     BALANCE     OF TOTAL
                                         ---------   ----------   ---------   ----------   ---------   ----------
                                                                  (DOLLARS IN THOUSANDS)
Mortgage loans on real estate:
  Commercial real estate...............  $ 98,842       55.38%    $ 98,748       65.43%    $ 99,695       60.85%
  Multi-family residential.............    72,520       40.64       42,677       28.28       49,854       30.43
  One-to-four family residential.......     6,268        3.51        8,415        5.58       12,339        7.53
  Land.................................       587        0.33          820        0.54        1,458        0.89
                                         --------      ------     --------      ------     --------      ------
      Total............................   178,217       99.86      150,660       99.83      163,346       99.70
Secured commercial.....................       209        0.12          232        0.15          251        0.15
Other..................................        29        0.02           29        0.02          250        0.15
                                         --------      ------     --------      ------     --------      ------
      Total loans, gross...............  $178,455      100.00%    $150,921      100.00%    $163,847      100.00%
                                         ========      ======     ========      ======     ========      ======

    Capital Crossing Preferred intends that each loan acquired from Capital Crossing in the future will be a whole loan, and will be originated or acquired by Capital Crossing in the ordinary course of its business. Capital Crossing Preferred also intends that all loans held by it will be serviced pursuant to the master service agreement.

    There was $220,000 and $1.1 million of mortgage loans on non-accrual status at December 31, 2000 and 1999, respectively. The decline in non-accrual loans was due primarily to the sales of non-accrual loans with a carrying value of $1.9 million during 2000.

    Loans generally are placed on non-accrual status and the accrual of interest and accretion of discount are generally discontinued when the collectibility of principal and interest is not probable or estimable. Unpaid interest income previously accrued on such loans is reversed against current period interest income. A loan is returned to accrual status when it is brought current in accordance with management's anticipated cash flows at the time of acquisition.

ALLOWANCE FOR LOAN LOSSES AND DISCOUNT

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

    The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory agencies periodically review the adequacy of the allowance and may require Capital Crossing Preferred to make additions to its allowance for loan and lease losses. While management believes these estimates and assumptions are reasonable, there can be no assurance that they will be proven to be correct in the future. The actual amount of future provisions that may be required cannot be determined, and such provisions may exceed the amounts of past provisions. Management believes that the allowance for loan and lease losses is adequate to absorb the known and inherent risks in Capital Crossing Preferred's loan and lease portfolio at each date based on the facts known to management as of such date. Capital Crossing Preferred continues to monitor and modify its allowances for general and specific loan and lease losses as economic conditions dictate.

    Capital Crossing Preferred performs periodic reviews of its loan portfolio to identify loans for which specific allocations are considered prudent. Specific allocations include the results of measuring impaired loans under Statement of Financial Accounting Standards No. 114. General risk allocations are determined by a formula whereby the loan portfolio is stratified by loan type and by internal risk rating categories. Loss factors are then applied to each strata based on various considerations including historic loss experience, delinquency trends, current economic conditions, industry standards and regulatory guidelines. An additional allowance is maintained based on a judgmental process whereby management considers qualitative and quantitative assessments of other factors including regional credit concentration, industry concentration, results of regulatory examinations, historical loss ranges, portfolio composition, economic conditions such as interest rates and energy costs and other changes in the portfolio. The allowance for loan losses is management's best estimate of the probable loan losses incurred as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged-off, and is reduced by charge-offs on loans. Any remaining unallocated portion is reviewed for adequacy in relation to the overall loan portfolio and in recognition of estimates inherent in the calculation methodology.

INTEREST RATE RISK

    Capital Crossing Preferred's income consists primarily of interest income on mortgage assets. Capital Crossing Preferred does not intend to use any derivative products to manage its interest rate risk. If there is a decline in market interest rates, Capital Crossing Preferred may experience a reduction in interest income on its mortgage loans and a corresponding decrease in funds available to be distributed to its shareholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on loans are based and from prepayments of mortgage loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding mortgage loans.

SIGNIFICANT CONCENTRATION OF CREDIT RISK

    Concentration of credit risk generally arises with respect to Capital Crossing Preferred's loan portfolio when a number of borrowers engage in similar business activities, or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of Capital Crossing Preferred's performance to both positive and negative developments affecting a particular industry. Capital Crossing Preferred's balance sheet exposure to geographic concentrations directly affects the credit risk of the loans within its loan portfolio. The majority of Capital Crossing Preferred's loans are located in New England and California.

    The following table sets forth certain information regarding the geographical location of properties securing the mortgage loans in the loan portfolio at December 31, 2000:

                                                                                      PERCENTAGE OF TOTAL
LOCATION                                        NUMBER OF LOANS   PRINCIPAL BALANCE    PRINCIPAL BALANCE
--------                                        ---------------   -----------------   -------------------
                                                                   (IN THOUSANDS)
California....................................        358              $ 74,479              41.79%
Massachusetts.................................         95                26,008              14.59
Connecticut...................................         67                15,350               8.61
New York......................................         16                 7,784               4.37
New Hampshire.................................         55                 7,658               4.30
New Jersey....................................         10                 7,066               3.96
Washington, D.C...............................          2                 5,265               2.95
Rhode Island..................................         13                 5,008               2.81
Texas.........................................          4                 4,966               2.79
Arizona.......................................          4                 4,876               2.74
All others....................................         34                19,757              11.09
                                                      ---              --------             ------
                                                      658              $178,217             100.00%
                                                      ===              ========             ======

    At December 31, 2000, 31.2% and 41.8%, respectively, of Capital Crossing Preferred's total real estate loan portfolio consisted of loans located in New England and California. At December 31, 1999, 49.3% and 26.8%, respectively, of Capital Crossing Preferred's total loan portfolio consisted of loans in New England and California. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political or business developments or natural hazards in New England or California that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages.

LIQUIDITY RISK MANAGEMENT

    The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of Capital Crossing Preferred's financial commitments and to capitalize on opportunities for Capital Crossing Preferred's business expansion. In managing liquidity risk, Capital Crossing Preferred takes into account various legal limitations placed on a REIT.

    Capital Crossing Preferred's principal liquidity needs are:

    (1) to maintain the current portfolio size through the acquisition of additional mortgage assets as mortgage assets currently in the loan portfolio mature, pay down or prepay, and

    (2) to pay dividends on the preferred shares and common shares.

    The acquisition of additional mortgage assets is intended to be funded primarily through repayment of principal balances of mortgage assets by individual borrowers. Capital Crossing Preferred does not have and does not anticipate having any material capital expenditures. To the extent that the Board of Directors determines that additional funding is required, Capital Crossing Preferred may raise such funds through additional equity offerings, debt financing or retention of cash flow (after consideration of provisions of the Internal Revenue Code requiring the distribution by a REIT of at least 90% (95% for taxable years beginning before January 1, 2001) of its REIT taxable income and taking into account taxes that would be imposed on undistributed income), or a combination of these methods. Except for its obligation to guarantee certain borrowings of Capital Crossing, Capital Crossing Preferred does not currently intend to incur any indebtedness. The organizational documents of Capital Crossing Preferred limit the amount of indebtedness which it is permitted to incur without the approval of certain stockholders to no more than 100% of the total stockholders' equity of Capital Crossing

Preferred. Any such debt may include intercompany advances made by Capital Crossing to Capital Crossing Preferred.

    Capital Crossing Preferred may also issue additional series of preferred stock. However, Capital Crossing Preferred may not issue additional shares of preferred stock ranking senior to the Series A preferred shares without the consent of holders of at least two-thirds of the Series A preferred shares outstanding at that time. Additional shares of preferred stock ranking on a parity with the Series A preferred shares may not be issued without the approval of a majority of Capital Crossing Preferred's independent directors.

    At its meeting on March 8, 2001, the independent Directors of Capital Crossing Preferred approved the offering of up to $15 million in shares of Series C Preferred Stock and up to an additional $2,250,000 in shares of Series C Preferred Stock to cover underwriters over-allotments, if any.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is the objective of Capital Crossing Preferred to attempt to control risks associated with interest rate movements. Market risk is the risk of loss from adverse changes in market prices and interest rates. Capital Crossing Preferred's market risk arises primarily from interest rate risk inherent in holding loans. To that end, management actively monitors and manages the interest rate risk exposure of Capital Crossing Preferred.

    Capital Crossing Preferred's management reviews, among other things, the sensitivity of Capital Crossing Preferred's assets to interest rate changes, the book and market values of assets, purchase and sale activity, and anticipated loan pay-offs. Capital Crossing's senior management also approves and establishes pricing and funding decisions with respect to Capital Crossing Preferred's overall asset and liability composition.

    Capital Crossing Preferred's methods for evaluating interest rate risk include an analysis of its interest-rate sensitivity "gap", which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

    The following table sets forth the Capital Crossing Preferred's interest-rate-sensitive assets and liabilities categorized by repricing dates and weighted average rates at December 31, 2000. For fixed rate instruments, the repricing date is the maturity date. For adjustable-rate instruments, the repricing date is deemed to be the earliest possible interest rate adjustment date.

                                                                           DECEMBER 31, 2000
                                         --------------------------------------------------------------------------------------
                                                      WITHIN     ONE TO     TWO TO     THREE     FOUR TO      OVER
                                                       ONE        TWO       THREE     TO FOUR      FIVE       FIVE
                                         OVERNIGHT     YEAR      YEARS      YEARS      YEARS      YEARS      YEARS      TOTAL
                                         ---------   --------   --------   --------   --------   --------   --------   --------
                                                                         (DOLLARS IN THOUSANDS)
Rate-sensitive assets:
Interest-bearing deposits in banks.....   $55,327    $     --   $    --     $   --     $   --     $   --     $   --    $ 55,327
                                             5.30%         --        --         --         --         --         --
Fixed-rate loans(1)....................        --      31,358     7,941      4,639      3,427      2,506      6,602      56,473
                                               --        9.29%     9.08%      8.86%      8.93%      8.90%      8.57%
Adjustable-rate loans(1)...............    31,876      83,492     3,098        620      2,676         --         --     121,762
                                            10.78%       8.76%     8.26%      8.98%      7.77%        --         --
                                          -------    --------   -------     ------     ------     ------     ------    --------
Total rate-sensitive assets............   $87,203    $114,850   $11,039     $5,259     $6,103     $2,506     $6,602    $233,562
                                          =======    ========   =======     ======     ======     ======     ======    ========

------------------------------

(1) Loans are presented at gross amounts before deducting discounts on purchased loans, the allowance for loan losses and net deferred loan fees and excludes non-accrual loans.

    Adjustable rate loans originated by Capital Crossing are generally indexed to prime with an average spread of 100 to 200 basis points. A significant portion of Capital Crossing's purchased adjustable rate loans are tied to the 11th District Monthly Weighted Average Cost of Funds Index (COFI) with the remainder subject to various indices and rate spreads established by the originating banks. The COFI index reflects the actual interest expense recognized during a given period by all savings institution members of the Federal Home Loan Bank of San Francisco.

    The prepayment assumption reflected above is based on the historical prepayment experience and management's estimate of prepayment activity for recently acquired loans. Given the interest rate environment at December 31, 2000 and recent prepayment expense, management has assumed that, on average, 18% of the outstanding fixed rate loans will prepay annually. The table does not include loans which have been placed on non-accrual status. Assets that are subject to immediate repricing are placed in the overnight column.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

    THIS FORM 10-K CONTAINS STATEMENTS THAT ARE "FORWARD-LOOKING STATEMENTS." WE MAY ALSO MAKE WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS IN OTHER DOCUMENTS WE FILE WITH THE SEC, IN PRESS RELEASES AND OTHER WRITTEN MATERIALS, AND IN ORAL STATEMENTS MADE BY OUR OFFICERS, DIRECTORS OR EMPLOYEES. YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY THE USE OF THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "INTEND," "ESTIMATE," "ASSUME" AND OTHER SIMILAR EXPRESSIONS WHICH PREDICT OR INDICATE FUTURE EVENTS AND TRENDS AND WHICH DO NOT RELATE TO HISTORICAL MATTERS. YOU SHOULD NOT RELY ON FORWARD-LOOKING STATEMENTS, BECAUSE THEY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, SOME OF WHICH ARE BEYOND THE CONTROL OF CAPITAL CROSSING PREFERRED. THESE RISKS, UNCERTAINTIES AND OTHER FACTORS MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF CAPITAL CROSSING PREFERRED TO BE MATERIALLY DIFFERENT FROM THE ANTICIPATED FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS.

    SOME OF THE FACTORS THAT MIGHT CAUSE THESE DIFFERENCES INCLUDE THOSE SET FORTH BELOW. YOU SHOULD CAREFULLY REVIEW ALL OF THESE FACTORS, AND YOU SHOULD BE AWARE THAT THERE MAY BE OTHER FACTORS THAT COULD CAUSE THESE DIFFERENCES. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON INFORMATION, PLANS AND ESTIMATES AT THE DATE OF THIS REPORT, AND WE DO NOT PROMISE TO UPDATE ANY FORWARD-LOOKING STATEMENTS TO REFLECT CHANGES IN UNDERLYING ASSUMPTIONS OR FACTORS, NEW INFORMATION, FUTURE EVENTS OR OTHER CHANGES.

BANK REGULATORS MAY LIMIT OUR ABILITY TO IMPLEMENT OUR BUSINESS PLAN AND MAY RESTRICT OUR ABILITY TO PAY DIVIDENDS

    Because we are a subsidiary of Capital Crossing Bank, federal and state regulatory authorities will have the right to examine us and our activities and under certain circumstances, to impose restrictions on Capital Crossing Bank or us which could impact our ability to conduct our business according to our business plan, which could materially adversely affect our financial condition and results of operations:

    - if Capital Crossing Bank's regulators determine that Capital Crossing Bank's relationship to us results in an unsafe and unsound banking practice, the regulators could restrict our ability to transfer assets, to make distributions to our stockholders, including dividends on the Series A preferred shares, or to redeem shares of Series A preferred stock or even require Capital Crossing Bank to sever its relationship with or divest its ownership interest in us. Such actions could potentially result in our failure to qualify as a REIT.

    - payment of dividends on the Series A preferred shares could also be subject to regulatory limitations if Capital Crossing Bank becomes undercapitalized. Capital Crossing Bank will be deemed undercapitalized if its total risk-based capital ratio is less than 8.0%, its Tier 1 risk-based capital ratio is less than 4.0% or its Tier 1 leverage ratio is less than 4.0%. At December 31, 2000, Capital Crossing Bank had a total risk-based capital ratio of 13.52%, a Tier 1 risk-based capital ratio of 12.26% and a Tier 1 leverage ratio of 10.48%, which is sufficient for Capital Crossing Bank to be considered well-capitalized. As part of its common stock repurchase program, Capital Crossing Bank has agreed with the FDIC to maintain, for so long as the repurchase program continues, capital levels of one percent in excess of the regulatory minimums required to be categorized as well-capitalized. We cannot assure you that Capital Crossing Bank will be well-capitalized under applicable regulations as of any future date. For purposes of calculating these capital ratios as a percentage of Capital Crossing Bank's risk-weighted assets, as opposed to its total assets, Capital Crossing Bank's assets are assigned to risk categories based on the relative credit risk of the asset in question. These risk weights consist of 0%, for assets deemed least risky such as cash, claims backed by the full faith and credit of the U.S. government, and balances due from Federal Reserve banks, 20%, for assets deemed slightly more risky such as portions of loans conditionally guaranteed by the U.S. government or federal funds sold, 50%, for assets deemed still more risky such as government issued-revenue bonds, one-to-four family residential first mortgage loans and well-collateralized multi-family residential first mortgage loans, and 100% for all other assets, including private sector loans such as commercial mortgage loans as well as bank-owned real estate.

    - while we believe that dividends on the Series A preferred shares should not be considered distributions by Capital Crossing Bank, the FDIC may not agree with this position. Under FDIC regulations on capital distributions, the ability of Capital Crossing Bank to make a capital distribution varies depending primarily on Capital Crossing Bank's earnings and regulatory capital levels. Capital distributions are defined to include payment of dividends, stock repurchases, cash-out mergers and other distributions charged against the capital accounts of an institution. The FDIC could limit or prohibit the payment of dividends on the Series A preferred shares if it determines that the payment of those dividends is a capital distribution by Capital Crossing Bank and that Capital Crossing Bank's earnings and regulatory capital levels are below specified levels.

WE DO NOT HAVE INSURANCE TO COVER OUR EXPOSURE TO BORROWER DEFAULTS AND BANKRUPTCIES AND SPECIAL HAZARD LOSSES THAT ARE NOT COVERED BY OUR STANDARD HAZARD INSURANCE POLICIES

    We do not generally obtain general credit enhancements such as mortgagor bankruptcy insurance or obtain special hazard insurance for our mortgage assets, other than standard hazard insurance, which will in each case only relate to individual mortgage loans. Accordingly, we will be subject to risks of borrower defaults and bankruptcies and special hazard losses, such as losses occurring from floods, that are not covered by standard hazard insurance.

OUR RESULTS WILL BE AFFECTED BY FACTORS BEYOND OUR CONTROL

    Our mortgage loan portfolio is subject to local economic conditions which could affect the value of the real estate assets underlying our loans and therefore, our results of operations will be affected by various conditions in the real estate market, many of which are beyond our control, such as:

    - local and other economic conditions affecting real estate values;

    - the continued financial stability of a borrower and the borrower's ability to make mortgage payments;

    - the ability of tenants to make lease payments;

    - the ability of a property to attract and retain tenants, which may in turn be affected by local conditions, such as oversupply of space or a reduction in demand for rental space in the area;

    - interest rate levels and the availability of credit to refinance mortgage loans at or prior to maturity; and

    - increased operating costs, including energy costs, real estate taxes and costs of compliance with environmental controls and regulations.

OUR LOANS ARE CONCENTRATED IN CALIFORNIA AND NEW ENGLAND AND ADVERSE CONDITIONS IN THOSE MARKETS COULD ADVERSELY AFFECT OUR OPERATIONS

    Properties underlying our current mortgage assets are concentrated primarily in California, particularly in southern California, and New England. As of December 31, 2000, approximately 41.8% of our mortgage assets were secured by properties located in California and 31.2% in New England. Adverse economic, political or business developments or natural hazards may affect these areas and the ability of property owners in these areas to make payments of principal and interest on the underlying mortgages. If either region experienced adverse economic, political or business conditions, we would likely experience higher rates of loss and delinquency on our mortgage loans than if our loans were more geographically diverse.

A SUBSTANTIAL MAJORITY OF OUR LOANS WERE ORIGINATED BY OTHER PARTIES WHOSE LEVEL OF DUE DILIGENCE MAY BE DIFFERENT THAN CAPITAL CROSSING'S LEVEL OF DUE DILIGENCE

    At December 31, 2000, approximately 89.2% of our loan portfolio consisted of loans originated by third parties, purchased by Capital Crossing and subsequently acquired by us from Capital Crossing. Because these loans were originated by third parties, Capital Crossing generally is not able to conduct the same level of due diligence on these loans that it would have conducted had it originated them. Generally, while Capital Crossing conducts an acquisition review, it relies on the underwriting standards of the parties originating the loans it acquires. The standards of these loan originators may be substantially different than those of Capital Crossing. These differences may include less rigorous appraisal requirements and debt service coverage ratios, and less rigorous analysis of property location and environmental factors, building condition and age, tenant quality, compliance with zoning regulations, any use restrictions, easements or right of ways that may impact the value and the borrower's ability to manage the property. Other disadvantages of purchased loans versus originated loans may include the lack of current financial information, incomplete legal documentation and outdated appraisals.

MORE THAN HALF OF OUR LOAN PORTFOLIO IS MADE UP OF COMMERCIAL MORTGAGE LOANS WHICH ARE RISKIER THAN OTHER TYPES OF LOANS

    Commercial mortgage loans constituted approximately 55.4% of the loans in our loan portfolio at December 31, 2000 and generally subject us to greater risks than other types of loans. Commercial mortgage loans generally lack standardized terms, tend to have shorter maturities than residential mortgage loans and may not be fully amortizing, meaning that they have a principal balance or "balloon" payment due on maturity. Commercial real estate properties also tend to be unique and are more difficult to value than residential real estate properties. They are also subject to relatively greater environmental risks than other types of loans and to the corresponding burdens and costs of compliance with environmental laws and regulations.

WE MAY NOT BE ABLE TO PURCHASE LOANS AT THE SAME VOLUMES OR WITH THE SAME YIELDS AS WE HAVE HISTORICALLY PURCHASED

    To date we have purchased all of the loans in our portfolio, from Capital Crossing. Historically, Capital Crossing has acquired such loans (1) from institutions which sought to eliminate certain loans or categories of loans from their portfolios, (2) from institutions participating in securitization programs, (3) from failed or consolidating financial institutions and (4) from government agencies. Future loan purchases will depend on the availability of pools of loans offered for sale and Capital Crossing's ability to submit successful bids or negotiate satisfactory purchase prices. The acquisition of whole loans is highly competitive. Consequently, we cannot assure you that Capital Crossing will be able to purchase loans at the same volumes or with the same yields as it has historically purchased. This may interfere with Capital Crossing Preferred's ability to maintain the requisite level of mortgage assets to maintain its qualification as a REIT. In addition, our yields on purchased loans have declined over the last three years. If volumes of loans purchased decline or the yields on these loans decline further, we would experience a material adverse effect on our business, financial condition and results of operations.

WE COULD BE HELD RESPONSIBLE FOR ENVIRONMENTAL LIABILITIES OF PROPERTIES WE ACQUIRE THROUGH FORECLOSURE

    If we are forced to foreclose on a defaulted mortgage loan to recover our investment we may be subject to environmental liabilities related to the underlying real property. Hazardous substances or wastes, contaminants, pollutants or sources thereof may be discovered on properties during our ownership or after a sale to a third party. The amount of environmental liability could exceed the value of the real property. There can be no assurance that we would not be fully liable for the entire cost of any removal and clean-up on an acquired property, that the cost of removal and clean-up would not exceed the value of the property or that we could recoup any of the costs from any third party.

WE ARE DEPENDENT IN VIRTUALLY EVERY PHASE OF OUR OPERATIONS ON THE DILIGENCE AND SKILL OF THE MANAGEMENT OF CAPITAL CROSSING

    Capital Crossing, which holds all of our common stock, is involved in virtually every aspect of our existence. We have five officers and no other employees and do not have any independent corporate infrastructure. Under an advisory agreement between us and Capital Crossing, Capital Crossing administers our day-to-day activities, including monitoring of our credit quality and advising us with respect to the acquisition, management, financing and disposition of mortgage assets and our operations generally. Under a master service agreement between us and Capital Crossing, Capital Crossing services our loan portfolio. The advisory agreement has an initial term of five years with an automatic renewal feature and the master service agreement has a one year term with an automatic renewal feature. The loss of the services of Capital Crossing, or the inability of Capital Crossing to effectively provide such services whether as a result of the loss of key members of Capital Crossing's management or otherwise, and our inability to replace such services on favorable terms, or at all, could adversely affect our ability to conduct our operations.

OUR RELATIONSHIP WITH CAPITAL CROSSING MAY CREATE POTENTIAL CONFLICTS OF
INTEREST

    Capital Crossing and its affiliates may have interests which are not identical to ours and therefore conflicts of interest have arisen and may arise in the future with respect to transactions between us and Capital Crossing such as:

    - our acquisition of mortgage assets from Capital Crossing and/or its affiliates;

    - the servicing of our mortgage assets by Capital Crossing;

    - future dispositions by us of mortgage assets to Capital Crossing or its affiliates;

    - the modification of the advisory agreement or the master service agreement; and

    - the terms of our guarantee of obligations of the Bank.

OUR BOARD OF DIRECTORS HAS BROAD DISCRETION TO REVISE OUR STRATEGIES

    Our Board of Directors has established our investment and operating strategies. These strategies may be revised from time to time at the discretion of the Board of Directors without a vote of our stockholders. Changes in our strategies could have a negative effect on you.

WE DO NOT OBTAIN THIRD-PARTY VALUATIONS AND THEREFORE WE MAY PAY MORE OR RECEIVE LESS THAN FAIR MARKET VALUE FOR OUR MORTGAGE ASSETS

    To date, we have not obtained third party valuations as part of our loan acquisitions or dispositions and do not anticipate obtaining third party valuations for future acquisitions and dispositions of mortgage assets. We do not intend to obtain third party valuations even where we are acquiring mortgage assets from, or disposing mortgage assets to, one of our affiliates, including Capital Crossing. Accordingly, we may pay our affiliates, including Capital Crossing, more than the fair market value of mortgage assets we acquire and we may receive less than the fair market value of the mortgage assets we sell based on a third-party valuation.

WE MAY PAY MORE THAN FAIR MARKET VALUE FOR MORTGAGES WE PURCHASE FROM CAPITAL CROSSING BECAUSE WE DO NOT ENGAGE IN ARM'S-LENGTH NEGOTIATIONS WITH CAPITAL CROSSING

    We acquire mortgage assets from Capital Crossing under a master mortgage loan purchase agreement between us and Capital Crossing, at an amount equal to Capital Crossing's net carrying value for those mortgage assets. Because Capital Crossing is an affiliate of ours, we do not engage in any arm's-length negotiations regarding the consideration to be paid. Accordingly, if Capital Crossing's net carrying value exceeds the fair market value of the mortgage assets, we would pay Capital Crossing more than the fair market value for those mortgage assets.

A DECLINE IN INTEREST RATES COULD REDUCE OUR EARNINGS AND AFFECT OUR ABILITY TO PAY DIVIDENDS

    Our income consists primarily of interest earned on our mortgage assets and short-term investments. A significant portion of our mortgage assets bear interest at adjustable rates. If there is a decline in interest rates, then we will experience a decrease in income available to be distributed to our stockholders. If interest rates decline, we may also experience an increase in prepayments on our mortgage assets and may find it difficult to purchase additional mortgage assets bearing rates sufficient to support payment of dividends on the Series A preferred shares. Because the dividend rates on the Series A preferred shares is fixed, a significant decline in interest rates could materially adversely affect our ability to pay dividends on the Series A preferred shares.

TAX RISKS RELATED TO REITS

    IF WE FAIL TO QUALIFY AS A REIT, WE WILL BE SUBJECT TO FEDERAL INCOME TAX AT
     REGULAR CORPORATE RATES

    If we fail to qualify as a REIT for any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. As a result, the amount available for distribution to our stockholders, including the holders of the Series A preferred shares, would be reduced for the year or years involved. In addition, unless entitled to relief under statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. The failure to qualify as a REIT would reduce our net earnings available for distribution to our stockholders, including holders of the Series A preferred shares, because of the additional tax liability for the year or years involved. Our failure to qualify as a REIT would not by itself give us the right to redeem the Series A preferred shares, nor would it give the holders of the Series A preferred shares the right to have their shares redeemed.

    Although we currently intend to operate in a manner designed to qualify as a REIT, future economic, market, legal, tax or other considerations may cause us to determine that it is in our best interest and in the best interest of holders of our common stock and preferred stock to revoke our REIT election. The tax law prohibits us from electing treatment as a REIT for the four taxable years following the year of any such revocation.

    IF WE DO NOT DISTRIBUTE 90% OF OUR NET TAXABLE INCOME, WE MAY NOT QUALIFY AS
     A REIT

    In order to qualify as a REIT, we generally are required each year to distribute to our stockholders at least 90% (95% for taxable years beginning before January 1, 2001) of our net taxable income, excluding net capital gains. We may retain the remainder of REIT taxable income or all or part of our net capital gain, but will be subject to tax at regular corporate rates on such income. In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions considered as paid by us with respect to any calendar year are less than the sum of (1) 85% of our ordinary income for the calendar year, (2) 90% of our capital gains net income for the calendar year and (3) 100% of any undistributed income from prior periods. Under certain circumstances, federal or state regulatory authorities may restrict our ability, as a subsidiary of Capital Crossing, to make distributions to our stockholders in an amount necessary to retain our REIT qualification. Such a restriction could result in us failing to qualify as a REIT. To the extent our REIT taxable income may exceed the actual cash received for a particular period, we may not have sufficient liquidity to make distributions necessary to retain our REIT qualification.

    WE MAY REDEEM THE SERIES A PREFERRED SHARES AT ANY TIME UPON THE OCCURRENCE
     OF A TAX EVENT

    At any time following the occurrence of certain changes in the tax laws or regulations concerning REITs, we will have the right to redeem the Series A preferred shares in whole, subject to the prior written approval of the FDIC. We would have the right to redeem the Series A preferred shares if we received an opinion of counsel to the effect that, as a result of changes to the tax laws or regulations:

(1) dividends paid by us with respect to our capital stock are not fully deductible by us for income tax purposes; or

(2) we are otherwise unable to qualify as a REIT.

    The occurrence of such changes in the tax laws or regulations will not, however, give the holders of the Series A preferred shares any right to have their shares redeemed.

    WE HAVE IMPOSED OWNERSHIP LIMITATIONS TO PROTECT OUR ABILITY TO QUALIFY AS A
     REIT, HOWEVER, IF OWNERSHIP OF THE COMMON STOCK OF CAPITAL CROSSING BECOMES CONCENTRATED IN A SMALL NUMBER OF INDIVIDUALS WE MAY FAIL TO QUALIFY AS A REIT

    To maintain our status as a REIT, not more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals, as defined in the Internal Revenue Code, the Code, to include certain entities, during the last half of each taxable year. We currently satisfy this requirement because for this purpose our common stock held by Capital Crossing is treated as held by Capital Crossing's stockholders. However, it is possible that the ownership of Capital Crossing might become sufficiently concentrated in the future such that five or fewer individuals would be treated as having constructive ownership of more than 50% of the value of our stock. We may have difficulty monitoring the daily ownership and constructive ownership of our outstanding shares and, therefore, we cannot assure you that we will continue to meet the share ownership requirement. This risk may be increased in the future as Capital Crossing implements its common stock repurchase program because repurchases may cause ownership in Capital Crossing to become more concentrated. In addition, while the fact that the Series A preferred shares may be redeemed or exchanged will not affect our REIT status prior to any such redemption or exchange, the redemption or exchange of all or a part of the Series A preferred shares could adversely affect our ability to satisfy the share ownership requirements in the future.

    To protect against the risk of losing our status as a REIT, our restated articles of organization, subject to limited exceptions, provide that no single person, which may include certain "groups" of persons, may beneficially own more than 9.8% of the aggregate amount of our outstanding capital stock. Under these rules, beneficial owners of shares of common stock of Capital Crossing will be treated as beneficial owners of our capital stock and the value of such shares of Capital Crossing common stock will be aggregated with the value of any Series A preferred shares and Series B preferred shares owned for purposes of determining whether that limit is met. Any transfer of shares of capital stock or of any security convertible into shares of preferred stock that would create a direct or indirect ownership of shares of preferred stock in excess of that limit, or that would result in our disqualification as a REIT, including any transfer that results in the shares of capital stock being owned by fewer than 100 persons or results in us being closely held within the meaning of
Section 856(h) of the Code or results in our constructive ownership of 10% or more of the ownership interests in one of our tenants within the meaning of
Section 318 of the Code as modified by Section 856(d)(5) of the Code, shall be null and void, and the intended transferee will acquire no rights to the shares of preferred stock. Our Board of Directors may, in its sole discretion, waive the stock ownership limit if evidence satisfactory to the Board of Directors is presented that the changes in ownership will not jeopardize our REIT status and the Board of Directors otherwise decides that such action is in our best interest.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                PAGE
                                                              --------
Independent Auditors' Reports...............................     35

Balance Sheets..............................................     37

Statements of Income........................................     38

Statements of Changes in Stockholders' Equity...............     39

Statements of Cash Flows....................................     40

Notes to Financial Statements...............................     41

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS
CAPITAL CROSSING PREFERRED CORPORATION:

    We have audited the accompanying balance sheet of Capital Crossing Preferred Corporation, (formerly Atlantic Preferred Capital Corporation), as of
December 31, 2000 and the related statement of income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Crossing Preferred Corporation as of December 31, 2000 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Boston, Massachusetts
January 22, 2001

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS
CAPITAL CROSSING PREFERRED CORPORATION:

    We have audited the accompanying balance sheet of Capital Crossing Preferred Corporation (formerly Atlantic Preferred Capital Corporation) as of
December 31, 1999 and the related statements of income, changes in stockholders' equity and cash flows for the year ended December 31, 1999 and for the period from inception (March 20, 1998) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Crossing Preferred Corporation as of December 31, 1999 and the results of its operations and its cash flows for the year ended December 31, 1999 and for the period from inception (March 20, 1998) through December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
February 4, 2000

                     CAPITAL CROSSING PREFERRED CORPORATION

                                 BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
                                     ASSETS
Cash account with Capital Crossing Bank.....................  $     85   $     40
Interest bearing deposits with Capital Crossing Bank........    55,227     32,293
                                                              --------   --------
      Total cash and cash equivalents.......................    55,312     32,333
                                                              --------   --------
Certificate of deposit......................................       100        100
                                                              --------   --------
Loans, net of deferred loan income..........................   178,373    150,880
  Less discount.............................................   (11,966)   (12,862)
  Less allowance for loan losses............................    (3,795)    (2,855)
                                                              --------   --------
      Loans, net............................................   162,612    135,163
                                                              --------   --------
Accrued interest receivable.................................     1,159        812
Other real estate owned.....................................        --        434
Other assets................................................        --         31
                                                              --------   --------
                                                              $219,183   $168,873
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses and other liabilities......................  $    276   $    206
                                                              --------   --------
Total liabilities...........................................       276        206
                                                              --------   --------
Stockholders' equity:
  Preferred stock, Series A, 9 3/4% non-cumulative,
    exchangeable; $.01 par value; $10 liquidation value per
    share; 1,449,000 shares authorized, 1,416,130 shares
    issued and outstanding at December 31, 2000 and 1999....        14         14
  Preferred stock, Series B, 8% cumulative, non-convertible;
    $.01 par value; $1,000 liquidation value per share plus
    accrued dividends; 1,000 shares authorized, 946 shares
    issued and outstanding at December 30, 2000,
    1,000 shares authorized issued and outstanding at
    December 31, 1999.......................................        --         --
  Common stock, $.01 par value, 100 shares authorized,
    issued and outstanding..................................        --         --
  Additional paid-in capital................................   218,893    167,839
  Retained earnings.........................................        --        814
                                                              --------   --------
      Total stockholders' equity............................   218,907    168,667
                                                              --------   --------
                                                              $219,183   $168,873
                                                              ========   ========

                See accompanying notes to financial statements.

                     CAPITAL CROSSING PREFERRED CORPORATION

                              STATEMENTS OF INCOME

                                                                                    PERIOD FROM
                                                                                     INCEPTION
                                                                                     (MARCH 20,
                                                                  YEAR ENDED           1998)
                                                                 DECEMBER 31,         THROUGH
                                                              -------------------   DECEMBER 31,
                                                                2000       1999         1998
                                                              --------   --------   ------------
                                                                        (IN THOUSANDS)
Interest income:
  Interest and fees on loans................................  $19,897    $19,118      $13,280
  Interest on interest-bearing deposits.....................    2,865        869          132
                                                              -------    -------      -------
      Total interest income.................................   22,762     19,987       13,412
                                                              -------    -------      -------
Other income:
  Guarantee fee income......................................       40         --           --
  Gains on sales of loans...................................      123         --           --
                                                              -------    -------      -------
      Total other income....................................      163         --           --
                                                              -------    -------      -------
Operating expenses:
  Loan servicing and advisory...............................      476        410          297
  Other real estate owned income............................     (246)      (396)          --
  Other general and administrative..........................      113        113           --
                                                              -------    -------      -------
      Total operating expenses..............................      343        127          297
                                                              -------    -------      -------
    Net income..............................................   22,582     19,860       13,115
Preferred stock dividends...................................    1,459      1,338           60
                                                              -------    -------      -------
Earnings available to common shareholder....................  $21,123    $18,522      $13,055
                                                              =======    =======      =======

                See accompanying notes to financial statements.

                     CAPITAL CROSSING PREFERRED CORPORATION
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
        YEARS ENDED DECEMBER 31, 2000 AND 1999 AND PERIOD FROM INCEPTION
                   (MARCH 20, 1998) THROUGH DECEMBER 31, 1998

                                                      PREFERRED STOCK        PREFERRED STOCK
                                 COMMON STOCK             SERIES A              SERIES B         ADDITIONAL
                              -------------------   --------------------   -------------------    PAID-IN     RETAINED
                               SHARES     AMOUNT     SHARES      AMOUNT     SHARES     AMOUNT     CAPITAL     EARNINGS    TOTAL
                              --------   --------   ---------   --------   --------   --------   ----------   --------   --------
                                                                    (DOLLARS IN THOUSANDS)
Balance at March 20, 1998...     --        $ --            --     $ --         --       $ --      $     --    $     --   $     --
Issuance of common stock....    100          --            --       --         --         --       139,740          --    139,740
Issuance of preferred stock,
  Series B..................     --          --            --       --      1,000         --         1,000          --      1,000
Capital contribution from
  common stockholder........     --          --            --       --         --         --        14,523          --     14,523
Net income..................     --          --            --       --         --         --            --      13,115     13,115
Cumulative dividends on
  preferred stock, Series
  B.........................     --          --            --       --         --         --            --         (60)       (60)
Common stock dividend.......     --          --            --       --         --         --            --     (12,000)   (12,000)
                                ---        ----     ---------     ----      -----       ----      --------    --------   --------
Balance at December 31,
  1998......................    100          --            --       --      1,000         --       155,263       1,055    156,318

Net proceeds from issuance
  of preferred stock, Series
  A.........................     --          --     1,416,130       14         --         --        12,576          --     12,590
Net income..................     --          --            --       --         --         --            --      19,860     19,860
Dividends on preferred
  stock, Series A...........     --          --            --       --         --         --            --      (1,258)    (1,258)
Cumulative dividends on
  preferred stock, Series
  B.........................     --          --            --       --         --         --            --         (80)       (80)
Common stock dividend.......     --          --            --       --         --         --            --     (18,763)   (18,763)
                                ---        ----     ---------     ----      -----       ----      --------    --------   --------
Balance at December 31,
  1999......................    100          --     1,416,130       14      1,000         --       167,839         814    168,667

Net income..................     --          --            --       --         --         --            --      22,582     22,582
Capital contribution from
  common stockholder........     --          --            --       --         --         --        80,433          --     80,433
Dividends on preferred
  stock, Series A...........     --          --            --       --         --         --            --      (1,381)    (1,381)
Cumulative dividends on
  preferred stock, Series
  B.........................     --          --            --       --         --         --            --         (78)       (78)
Repurchase of preferred
  stock, Series B...........     --          --            --       --        (54)        --           (54)         --        (54)
Return of capital to common
  stockholder...............     --          --            --       --         --         --       (29,325)         --    (29,325)
Common stock dividend.......     --          --            --       --         --         --            --     (21,937)   (21,937)
                                ---        ----     ---------     ----      -----       ----      --------    --------   --------
Balance at December 31,
  2000......................    100        $ --     1,416,130     $ 14        946       $ --      $218,893    $     --   $218,907
                                ===        ====     =========     ====      =====       ====      ========    ========   ========

                See accompanying notes to financial statements.

                     CAPITAL CROSSING PREFERRED CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                                            PERIOD FROM
                                                                                             INCEPTION
                                                                                             (MARCH 20,
                                                                                               1998)
                                                               YEARS ENDED DECEMBER 31,       THROUGH
                                                              ---------------------------   DECEMBER 31,
                                                                  2000           1999           1998
                                                              ------------   ------------   ------------
                                                                            (IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................    $ 22,582       $ 19,860       $ 13,115
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Net gain on sale and disposition of other real estate
        owned...............................................        (246)          (396)            --
      Gain on sales of loans................................        (123)            --             --
      Other, net............................................        (246)            --           (578)
                                                                --------       --------       --------
        Net cash provided by operating activities...........      21,967         19,464         12,537
                                                                --------       --------       --------
Cash flows from investing activities:
  Loan repayments...........................................      51,077         44,557         31,712
  Purchases of loans from Capital Crossing Bank.............          --        (36,263)       (21,609)
  Sales of other real estate owned..........................         680          1,471             --
  Sales of loans............................................       2,030             --
  Purchase of certificate of deposit........................          --           (100)            --
                                                                --------       --------       --------
        Net cash provided by investing activities...........      53,787          9,665         10,103
                                                                --------       --------       --------
Cash flows from financing activities:
  Net proceeds from issuance of preferred stock, Series A...          --         12,590             --
  Repurchase of preferred stock, Series B...................         (54)            --             --
  Return of capital to common stockholder...................     (29,325)            --             --
  Payment of preferred stock dividends......................      (1,459)        (1,203)           (60)
  Payment of common stock dividend..........................     (21,937)       (18,763)       (12,000)
                                                                --------       --------       --------
        Net cash used in financing activities...............     (52,775)        (7,376)       (12,060)
                                                                --------       --------       --------
Net change in cash and cash equivalents.....................      22,979         21,753         10,580
Cash and cash equivalents at beginning of period............      32,333         10,580             --
                                                                --------       --------       --------
Cash and cash equivalents at end of period..................    $ 55,312       $ 32,333       $ 10,580
                                                                ========       ========       ========
Supplemental information:
  Value of loans transferred by Capital Crossing Preferred's common stockholder in exchange for the issuance of
    common stock and preferred stock, Series B..............    $     --       $     --       $140,740
  Capital contribution from common stockholder in form of
    mortgage loans..........................................      80,433             --         14,523
  Transfers from loans to other real estate owned...........          --          1,509             --
  Income taxes paid.........................................          --             31             --

                See accompanying notes to financial statements.

                     CAPITAL CROSSING PREFERRED CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

  YEARS ENDED DECEMBER 31, 2000 AND 1999 AND PERIOD FROM INCEPTION (MARCH 20,
                           1998) TO DECEMBER 31, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    Capital Crossing Preferred Corporation (the "Company"), formerly Atlantic Preferred Capital Corporation, is a Massachusetts corporation organized on March 20, 1998, to acquire and hold real estate assets. Capital Crossing Bank (the "Bank"), a federally insured Massachusetts trust company, owns all of the Company's common stock (as defined below). The Bank is in compliance with its regulatory capital requirements at December 31, 2000.

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

    BUSINESS

    The Company's business is to hold real estate assets acquired from the Bank. The Bank's primary business lines include the acquisition of commercial real estate and multi-family residential real estate loans from sellers in the financial services industry.

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

    CASH EQUIVALENTS

    Cash equivalents include cash and interest-bearing deposits held at the Bank.

    LOANS

    A substantial portion of the loan portfolio is composed of commercial real estate and multi-family loans in California and New England. The ability of the Company's debtors to honor their contracts is dependent upon the real estate and general economic sectors in these regions.

    Loans, as reported, have been adjusted for discounts on loans purchased, net deferred loan fees and the allowance for loan losses.

                     CAPITAL CROSSING PREFERRED CORPORATION

  YEARS ENDED DECEMBER 31, 2000 AND 1999 AND PERIOD FROM INCEPTION (MARCH 20,
                           1998) TO DECEMBER 31, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    LOANS (CONTINUED)

    Accrual of interest on loans and discount accretion are discontinued when the collectibility of principal and interest is not probable or estimable. Interest income previously accrued on such loans is reversed against current period interest income, and the loan is accounted for using either the cash basis or the cost recovery method whereby any amounts received are applied against the recorded amount of the loan. A determination as to which method is used is made on a case-by-case basis.

    Loans are returned to accrual status when the loan is brought current in accordance with management's anticipated cash flows at the time of loan acquisition or origination.

    Net deferred loan fees and costs are amortized as an adjustment of the related loan yields using the interest method.

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

                     CAPITAL CROSSING PREFERRED CORPORATION

  YEARS ENDED DECEMBER 31, 2000 AND 1999 AND PERIOD FROM INCEPTION (MARCH 20,
                           1998) TO DECEMBER 31, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    LOANS (CONCLUDED)

    Effective January 1, 1999, the Company changed, on a prospective basis, its method of accounting for purchased loan discounts and the related recognition of discount loan income and provisions for loan losses. Under this accounting change, discount loan income and loan loss provisions are accounted for on an individual loan basis, rather than as previously recognized in the aggregate on a static purchased pool basis and was accounted for as a "change in estimate" in accordance with Accounting Principles Board Opinion No. 20. Accounting for loans on an individual basis rather than a pool basis allows the Company to selectively acquire qualified individual loans from the Bank rather than acquiring entire pools which may contain individual loans that do not meet the criteria for favorable tax treatment allowed for a REIT. There was no impact on stockholders' equity as a result of the accounting change. However, the timing of subsequent earnings will be affected by changes in the amount of estimated collections on individual loans rather than by changes in the aggregate amount of estimated collections on purchased loan pools. Over the lives of the respective loans, management does not anticipate that there will be any material differences in the reported amounts of related discount loan income, loan loss provisions and loan charge-offs and recoveries.

    ALLOWANCE FOR LOAN LOSSES

    The allowance for loan losses was transferred from the Bank at the time of the initial transfer of loans to the Company and, beginning in 1999, additional transfers are made in connection with the accounting change described below. Subsequent to the date of transfer, the allowance for loan losses will be adjusted, if necessary, through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the loan balance, or a portion thereof, is uncollectible. Subsequent recoveries, if any, are credited to the allowance. In determining the adequacy of the allowance for loan losses, management initially considers the loan allowances specifically allocated to individual impaired loans. Next, management considers the level of general loan and lease loss allowances deemed appropriate for the balance of the portfolio. Factors considered include known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. An additional allowance is maintained based on a judgmental process whereby management considers qualitative and quantitative assessments of other factors including regional credit concentration, industry concentration, results of regulatory examinations, historical loss ranges, portfolio composition, economic conditions such as interest rates and energy costs and other changes in the portfolio. The allowance for loan losses is management's estimate of the probable loan losses incurred as of the balance sheet date. The allowance is increased by provisions charged to earnings, allocations of purchase discount, and recoveries of amounts previously charged-off, and is reduced by charge-offs on loans.

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

                     CAPITAL CROSSING PREFERRED CORPORATION

  YEARS ENDED DECEMBER 31, 2000 AND 1999 AND PERIOD FROM INCEPTION (MARCH 20,
                           1998) TO DECEMBER 31, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONCLUDED)

    ALLOWANCE FOR LOAN LOSSES (CONCLUDED)

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

                     CAPITAL CROSSING PREFERRED CORPORATION

  YEARS ENDED DECEMBER 31, 2000 AND 1999 AND PERIOD FROM INCEPTION (MARCH 20,
                           1998) TO DECEMBER 31, 1998

2. LOANS, NET

    A summary of the balances of loans at December 31, 2000 and 1999 follows:

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Mortgage loans on real estate:
  Commercial real estate....................................  $ 98,842   $ 98,748
  Multi-family residential..................................    72,520     42,677
  One-to-four family residential............................     6,268      8,415
  Land......................................................       587        820
                                                              --------   --------
      Total.................................................   178,217    150,660
Secured commercial..........................................       209        232
Other.......................................................        29         29
                                                              --------   --------
      Total loans, gross....................................   178,455    150,921
Less:
  Non-amortizing discount...................................    (6,704)    (7,318)
  Amortizing discount.......................................    (5,262)    (5,544)
  Allowance for loan losses.................................    (3,795)    (2,855)
  Net deferred loan fees....................................       (82)       (41)
                                                              --------   --------
      Loans, net............................................  $162,612   $135,163
                                                              ========   ========

    Activity in the allowance for loan losses for the years ended December 31, 2000 and 1999 and the period from inception (March 20, 1998) through December 31, 1998 follows:

                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Balance at beginning of period..............................   $2,855     $1,337     $   --
Additions in connection with loans purchased or
  transferred...............................................    1,215        658      1,337
Charge-offs.................................................     (275)        --         --
Transfer from non-amortizing discount (see Note 1)..........       --        860         --
                                                               ------     ------     ------
Balance at end of period....................................   $3,795     $2,855     $1,337
                                                               ======     ======     ======

                     CAPITAL CROSSING PREFERRED CORPORATION

  YEARS ENDED DECEMBER 31, 2000 AND 1999 AND PERIOD FROM INCEPTION (MARCH 20,
                           1998) TO DECEMBER 31, 1998

2. LOANS, NET (CONCLUDED)

    Information pertaining to impaired and non-accrual loans at December 31, 2000 and 1999 follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Impaired loans:
  Without a valuation allowance.............................   $  815     $1,408
  With a valuation allowance................................    3,069      4,227
                                                               ------     ------
Total impaired loans........................................   $3,884     $5,635
                                                               ======     ======
Valuation allowance related to impaired loans...............   $  315     $  525
                                                               ======     ======
Total non-accrual loans.....................................   $  220     $1,115
                                                               ======     ======

    Information pertaining to impaired loans for the years ended December 31, 2000 and 1999 and for the period from inception (May 20, 1998) through December 31, 1998 follows:

                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Average investment in impaired loans........................   $5,395     $6,561     $1,871
                                                               ======     ======     ======
Interest income recognized on impaired loans................   $  330     $  431     $   64
                                                               ======     ======     ======
Interest income recognized on a cash basis on impaired
  loans.....................................................   $  302     $  105     $   --
                                                               ======     ======     ======

    Included in impaired loans at December 31, 2000 is one restructured loan, totaling $326,000, which was not on non-accrual. There were no restructured loans in 1999 or 1998.

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

                     CAPITAL CROSSING PREFERRED CORPORATION

  YEARS ENDED DECEMBER 31, 2000 AND 1999 AND PERIOD FROM INCEPTION (MARCH 20,
                           1998) TO DECEMBER 31, 1998

3. PREFERRED STOCK (CONCLUDED)
    Series A preferred stock is exchangeable for preferred shares of the Bank if the Federal Deposit Insurance Corporation (FDIC) so directs, when or if the Bank becomes or may in the near term become undercapitalized or the Bank is placed into conservatorship or receivership. Series A preferred stock is redeemable at the option of the Company on or after February 1, 2004, with the prior consent of the FDIC.

4. RELATED PARTY TRANSACTIONS

    The Bank performs advisory services and services the loans owned by the Company. The servicing and advisory fee rate is .25% per annum of the average outstanding principal balance of the loans. Servicing and advisory fees for the years ended December 31, 2000 and 1999 and for the period from inception through December 31, 1998 totaled $476,000, $410,000 and $297,000, respectively, of which $39,000, $33,000 and $297,000, respectively, are included in accrued expenses and other liabilities.

    In addition to the loans transferred to the Company by the Bank on March 31, 1998 (see Note 1), the Company periodically purchases loans from the Bank. The Company purchased loans with carrying values, including accrued interest, of $36,263,000 and $21,609,000 during 1999 and 1998, respectively. There were no loans purchased during 2000. During 2000 and 1998, the Bank also contributed loans carrying values of $80,433,000 and $14,523,000, respectively, to the Company. The carrying value of these loans approximated their fair values at the date of purchase or contribution.

    Effective July 1, 2000, the Company entered into an agreement to make certain assets available to be pledged in connection with borrowings of the Bank. The Company receives an annual fee of $80,000 under this agreement. Guarantee fee income for the year ended December 31, 2000 was $40,000.

                     CAPITAL CROSSING PREFERRED CORPORATION

  YEARS ENDED DECEMBER 31, 2000 AND 1999 AND PERIOD FROM INCEPTION (MARCH 20,
                           1998) TO DECEMBER 31, 1998

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of estimated fair values of all financial instruments where it is practicable to estimate such values. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

    The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

    CASH AND CASH EQUIVALENTS: The carrying amounts of cash and money market accounts approximate fair value because of the short-term maturity of these instruments.

    LOANS: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values of other loans are estimated using discounted cash flow analyses, with interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The incremental credit risk for non-performing loans has been considered in the determination of the fair value of loans.

    ACCRUED INTEREST RECEIVABLE: The carrying amount of accrued interest receivable approximates fair value because of the short-term nature of these financial instruments.

    The estimated fair values, and related carrying amounts, of the Company's financial instruments at December 31, 2000 and 1999 are as follows:

                                                             2000                  1999
                                                      -------------------   -------------------
                                                      CARRYING     FAIR     CARRYING     FAIR
                                                       AMOUNT     VALUE      AMOUNT     VALUE
                                                      --------   --------   --------   --------
                                                                   (IN THOUSANDS)
Financial assets:
  Cash and cash equivalents.........................  $ 55,312   $ 55,312   $ 32,333   $ 32,333
  Loans, net........................................   162,612    167,000    135,163    140,595
  Accrued interest receivable.......................     1,159      1,159        812        812

                     CAPITAL CROSSING PREFERRED CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

  YEARS ENDED DECEMBER 31, 2000 AND 1999 AND PERIOD FROM INCEPTION (MARCH 20,
                           1998) TO DECEMBER 31, 1998

6.  QUARTERLY DATA (UNAUDITED)

                                                                     YEARS ENDED DECEMBER 31,
                                       -------------------------------------------------------------------------------------
                                                         2000                                        1999
                                       -----------------------------------------   -----------------------------------------
                                        FOURTH     THIRD      SECOND     FIRST      FOURTH     THIRD      SECOND     FIRST
                                       QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                       --------   --------   --------   --------   --------   --------   --------   --------
                                                                          (IN THOUSANDS)
Interest income......................   $6,954     $6,198     $5,828     $3,782     $5,876     $4,978     $5,063     $4,070

Other income.........................       20        143         --         --         --         --         --         --

Operating expenses...................      111        153        159        (80)       117        123        105       (218)
                                        ------     ------     ------     ------     ------     ------     ------     ------

Net income...........................    6,863      6,188      5,669      3,862      5,759      4,855      4,958      4,288

Preferred stock dividends............      363        364        366        366        365        364        367        242
                                        ------     ------     ------     ------     ------     ------     ------     ------

Net income available to common
  stockholder........................   $6,500     $5,824     $5,303     $3,496     $5,394     $4,491     $4,591     $4,046
                                        ======     ======     ======     ======     ======     ======     ======     ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth certain information about the directors and executive officers of Capital Crossing Preferred.

NAME                                      AGE      POSITION(S) HELD
----                                    --------   ----------------
Richard Wayne.........................     48      President, Director
John L. Champion......................     52      Vice President, Treasurer, Director
Bradley M. Shron......................     44      Vice President, Clerk
Nicholas W. Lazares...................     49      Director
Jeffrey Ross..........................     56      Director
Michael J. Fox, M.D...................     54      Director

    The principal occupation for the last five years of each director and executive officer of Capital Crossing Preferred is set forth below.

    RICHARD WAYNE. Mr. Wayne has been the President and a Director of Capital Crossing Preferred since March 1998. Mr. Wayne is President, Co-Chief Executive Officer and a Director of Capital Crossing.

    JOHN L. CHAMPION. Mr. Champion has been the Treasurer and a Director of Capital Crossing Preferred since March 1998 and a Vice President since April 1999. Mr. Champion is Capital Crossing's Chief Financial Officer, Treasurer and Executive Vice President.

    BRADLEY M. SHRON. Mr. Shron has been Clerk of Capital Crossing Preferred since March 1998 and a Vice President since April 1999. Mr. Shron is Capital Crossing's General Counsel, Clerk and an Executive Vice President.

    NICHOLAS W. LAZARES. Mr. Lazares has been a Director of Capital Crossing Preferred since March 1998. Mr. Lazares is Chairman of the Board of Directors and Co-Chief Executive Officer of Capital Crossing.

    JEFFREY ROSS. Since October 1999, Mr. Ross has served as the Managing Partner of Ross Fialkow Capital Partners of Boston, Massachusetts. From 1998 until October 1999, Mr. Ross acted as a management and investment consultant. During 1997, Mr. Ross was President and Chief Executive Officer of Hearthstone Assisted Living of Houston, Texas. Mr. Ross has been a Director of Capital Crossing Preferred since April 1999.

    MICHAEL J. FOX, M.D., M.B.A. Since December 2000, Mr. Fox has been President and Chief Operating Officer of Penwest Pharmaceuticals Company, Inc. Mr. Fox is also a co-founder of and currently serves as Vice President of Business Development of E-Tractions.com, Inc. From 1997 to December 2000,
Mr. Fox served as President and Chief Executive Officer of Healthcare
Advisors, Inc., a consulting firm. From 1998 to 1999, Mr. Fox also served as a Senior Vice President of Alkermes, Inc. From 1991 to 1996, Mr. Fox was Senior Vice President of Astra AB-USA. Mr. Fox has been a Director of Capital Crossing Preferred since January 2000.

AUDIT COMMITTEE

    Capital Crossing Preferred has established an audit committee which will, among other things:

    (1) review the engagement and independence of its auditors;

    (2) review the adequacy of Capital Crossing Preferred's internal accounting controls and financial reporting process; and

    (3) review transactions between Capital Crossing Preferred and Capital Crossing Bank.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that Capital Crossing Preferred's executive officers and directors and persons who own more than 10% of its outstanding shares of Common Stock, file reports of ownership and changes in ownership with the Securities Exchange Commission and Nasdaq. Executive Officers, directors and greater than 10% stockholders are required by applicable regulations to furnish Capital Crossing Preferred with copies of all reports filed by such persons pursuant to the Exchange Act, and the rules and regulations promulgated thereunder. Based on a review of Capital Crossing Preferred's records and except as set forth below, Capital Crossing Preferred believes that all reports required by the Exchange Act were filed on a timely basis.

    Due to an administrative oversight by Capital Crossing Preferred, one director, Michael J. Fox, inadvertently failed to file on a timely basis with the SEC, a Form 3 disclosing that he had been elected as a director of Capital Crossing Preferred. The Form 3 was subsequently filed with the SEC and copies sent to Nasdaq.

ITEM 11. EXECUTIVE COMPENSATION

    Capital Crossing Preferred pays the independent directors a per meeting fee of $1,250 for their services as directors. Capital Crossing Preferred will not pay any compensation to its officers or employees or to directors who are not independent directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of March 8, 2001, the number and percentage of outstanding shares of common stock, Series A preferred shares and Series B preferred shares beneficially owned by (i) all persons known by Capital Crossing Preferred to own more than five percent of such shares; (ii) each director of Capital Crossing Preferred; (iii) each executive officer of Capital Crossing Preferred; and (iv) all executive officers and directors of Capital Crossing Preferred as a group. The persons or entities named in the table have sole voting and sole investment power with respect to each of the shares beneficially owned by such person or entity. The calculations were based on a total of 100 shares of common stock and 1,416,130 Series A preferred shares and 942 Series B preferred shares outstanding as of March 8, 2001.

                                                                                   PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)        AMOUNT OF SHARES (CLASS)         OUTSTANDING SHARES
----------------------------------------  -------------------------------------  ------------------
Capital Crossing Bank.................    100 shares of common stock                    100.0%
                                          900 Series B preferred shares                  95.5%
John L. Champion (2)(3)...............    2 Series B preferred shares (4)                   *
Nicholas W. Lazares (3)...............    2 Series B preferred shares (4)                   *
Bradley M. Shron (2)..................    --                                                *
Richard Wayne (2)(3)..................    2 Series B preferred shares (4)                   *
Jeffrey Ross (3)......................    --                                                *
Michael J. Fox, M.D., M.B.A. (3)......    --                                                *
All executive officers and directors as
  a Group (6 persons).................    6 Series B preferred shares                       *

------------------------

(1) The address of each beneficial owner is c/o Capital Crossing Preferred Corporation, 101 Summer Street, Boston, Massachusetts 02110.

(2) Executive officer of Capital Crossing Preferred.

(3) Director of Capital Crossing Preferred.

(4) Includes 1 share held of record by such executive officer/director's spouse.

*   Less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SERVICING AGREEMENT

    Capital Crossing Preferred's loan portfolio is serviced by Capital Crossing pursuant to the terms of the master service agreement. Capital Crossing in its role as servicer under the terms of the master service agreement receives a fee equal to 0.20% per annum, payable monthly, on the gross outstanding principal balances of loans serviced. For the year ended December 31, 2000, Capital Crossing Preferred incurred $381,000 in servicing fees payable to Capital Crossing.

    The master service agreement requires Capital Crossing to service the loan portfolio in a manner substantially the same as for similar work performed by Capital Crossing for transactions on its own behalf. Capital Crossing collects and remits principal and interest payments, maintains perfected collateral positions, submits and pursues insurance claims and initiates and supervises foreclosure proceedings on the loan portfolio it services. Capital Crossing also provides accounting and reporting services required by Capital Crossing Preferred for such loans. Capital Crossing may also be directed by Capital Crossing Preferred, at any time during the servicing process, to dispose of any loans which become classified, placed on non-accrual status, or are renegotiated due to the financial deterioration of the borrower.

    Capital Crossing is required to pay all expenses related to the performance of its duties under the master service agreement. Under the master mortgage loan purchase agreement, Capital Crossing is required to repurchase, at the request of Capital Crossing Preferred, any mortgage loan it sold to Capital Crossing Preferred in the event any material representation or warranty pertaining to the mortgage assets is untrue, unless Capital Crossing Preferred permits Capital Crossing to substitute other qualified mortgage assets for such asset. The repurchase price for any such mortgage loan is the outstanding net carrying value thereof plus accrued and unpaid interest thereon at the date of repurchase. Capital Crossing may institute foreclosure proceedings, exercise any power of sale contained in any mortgage or deed of trust, obtain a deed in lieu of foreclosure or otherwise acquire title to a mortgaged property underlying a mortgage loan by operation of law or otherwise in accordance with the terms of the master service agreement.

    The master service agreement may be terminated at any time by written agreement between the parties or at any time by either party upon 30 days prior written notice to the other party and appointment of a successor servicer. The master service agreement will automatically terminate if Capital Crossing Preferred ceases to be an affiliate of Capital Crossing.

    Capital Crossing remits daily to Capital Crossing Preferred all principal and interest collected on loans serviced by Capital Crossing for Capital Crossing Preferred.

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

ADVISORY AGREEMENT

    Capital Crossing Preferred has entered into an advisory agreement with Capital Crossing to administer the day-to-day operations of Capital Crossing Preferred. For the year ended December 31, 2000, Capital Crossing Preferred incurred $95,000 in servicing fees payable to Capital Crossing. As advisor, Capital Crossing is responsible for:

    (1) monitoring the credit quality of the loan portfolio held by Capital Crossing Preferred;

    (2) advising Capital Crossing Preferred with respect to the acquisition, management, financing and disposition of its loans and other assets; and

    (3) maintaining the corporate and shareholder records of Capital Crossing Preferred.

    Capital Crossing may, from time to time, subcontract all or a portion of its obligations under the advisory agreement to one or more of its affiliates involved in the business of managing mortgage assets or, with the approval of a majority of Capital Crossing Preferred's Board of Directors as well as a majority of Capital Crossing Preferred's independent directors, subcontract all or a portion of its obligations under the advisory agreement to unrelated third parties. Capital Crossing will not, in connection with the subcontracting of any of its obligations under the advisory agreement, be discharged or relieved in any respect from its obligations under the advisory agreement. Capital Crossing is paid a monthly advisory fee equal to 0.05% per annum of the average gross outstanding balance of Capital Crossing Preferred's loans for the immediately preceding month, plus reimbursement for certain expenses incurred by Capital Crossing as advisor.

    The advisory agreement has an initial term of five years, and will be renewed automatically for additional one-year periods unless notice of nonrenewal is delivered to Capital Crossing by Capital Crossing Preferred. After the initial five year term, the advisory agreement may be terminated by Capital Crossing Preferred at any time upon 90 days' prior notice. As long as any Series A preferred shares remain outstanding, any decision by Capital Crossing Preferred either not to renew the advisory agreement or to terminate the advisory agreement must be approved by a majority of Capital Crossing Preferred's independent directors. Other than the servicing fee and the advisory fee, Capital Crossing will not be entitled to any fee for providing advisory and management services to Capital Crossing Preferred.

GUARANTEE AND PLEDGE OF ASSETS

    Capital Crossing Preferred has guaranteed obligations of Capital Crossing to the FHLBB and has agreed to pledge a significant amount of its assets as collateral for advances Capital Crossing may receive from time to time from the FHLBB. At December 31, 2000, Capital Crossing had no outstanding FHLBB advances. At March 8, 2001, the amount of Capital Crossing's borrowings from the FHLBB were $139.0 million. Effective July 1, 2000, Capital Crossing Preferred entered into an agreement to make certain assets available to be pledged in connection with FHLBB borrowings of Capital Crossing Bank. Capital Crossing Preferred receives an annual fee of $80,000 from Capital Crossing under this agreement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Contents:

       (1) Financial Statements: All Financial Statements are included as
           Part II, Item 8 of this Report.

       (2) All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.

    (b) Reports on Form 8-K: None filed during the period covered by this report.

    (c) Exhibits:

EXHIBIT NO.             DESCRIPTION
-----------             -----------
          3.1(a)        Restated Articles or Organization of Capital Crossing
                        Preferred (1).
          3.1(b)        Articles of Amendment to Restated Articles of Organization
                        of Capital Crossing Preferred reflecting change of its name filed with the Secretary of the Commonwealth on March 12,
                        2001 (filed herewith).
          3.2           Amended and Restated By-laws of Capital Crossing Preferred
                        (2).
          4.1           Specimen of certificate representing Series A preferred
                        shares (3).
         10.1           Master Mortgage Loan Purchase Agreement between Capital
                        Crossing Preferred and Capital Crossing Bank (3).
         10.2           Master Service Agreement between Capital Crossing Preferred and Capital Crossing Bank (3).
         10.3           Advisory Agreement between Capital Crossing Preferred and
                        Capital Crossing
                        Bank (3).
         10.4           Form of Letter Agreement between Capital Crossing Preferred and Capital Crossing Bank regarding issuance of certain
                        securities (3).

------------------------

(1) Incorporated by reference to Exhibit 3.1 of Capital Crossing Preferred's Annual Report on Form 10-K filed March 31, 1999 (Commission File
    No. 000-25193).

(2) Incorporated by reference to Exhibit 3.2 of Capital Crossing Preferred's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999 (Commission File No. 000-25193).

(3) Incorporated by reference to Capital Crossing Preferred's registration statement on Form S-11 (No. 333-66677), filed November 3, 1998, as amended.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       CAPITAL CROSSING PREFERRED CORPORATION

                                                       By:              /s/ RICHARD WAYNE
                                                            -----------------------------------------
                                                                          Richard Wayne
Date: March 12, 2001                                                        PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dated indicated.

                      SIGNATURE                                            TITLE
                      ---------                                            -----
                  /s/ RICHARD WAYNE
     -------------------------------------------       President and Director (Principal Executive
                   (Richard Wayne)                     Officer)

                /s/ JOHN L. CHAMPION                   Vice President, Treasurer and Director
     -------------------------------------------       (Principal Financial Officer and Principal
                 (John L. Champion)                    Accounting Officer)

               /s/ NICHOLAS W. LAZARES
     -------------------------------------------       Director
                (Nicholas W. Lazares)

                  /s/ JEFFREY ROSS
     -------------------------------------------       Director
                   (Jeffrey Ross)

                 /s/ MICHAEL J. FOX
     -------------------------------------------       Director
                  (Michael J. Fox)