Form 10-Q
period 2001-03-31
CAPITAL CROSSING PREFERRED CORP
filed 2001-05-11
CIK 1072806

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares outstanding of the registrant's sole class of common stock was 100 shares, $.01 par value per share, as of May 4, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     CAPITAL CROSSING PREFERRED CORPORATION
                               TABLE OF CONTENTS

                         PART I--FINANCIAL INFORMATION

                                                                           PAGE
                                                                         --------
Item 1.    Financial Statements:

           a) Balance Sheets...........................................      1
           b) Statements of Income.....................................      2
           c) Statements of Changes in Stockholders' Equity............      3
           d) Statements of Cash Flows.................................      4
           e) Notes to Financial Statements............................      5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................      7

           Risk Factors and Other Factors Affecting Forward-Looking
           Statements..................................................     13

Item 3.    Quantitative and Qualitative Disclosures about Market
           Risk........................................................     22

                           PART II--OTHER INFORMATION

Item 1.    Legal Proceedings...........................................     23

           Signatures..................................................     24

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                     CAPITAL CROSSING PREFERRED CORPORATION

                                 BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                           ASSETS
Cash account with Capital Crossing Bank.....................    $     85      $     85
Interest-bearing deposits with Capital Crossing Bank........      76,427        55,227
                                                                --------      --------
      Total cash and cash equivalents.......................      76,512        55,312
                                                                --------      --------
Certificate of deposit......................................         100           100
Loans, net of deferred loan income..........................     161,078       178,373
  Less discount.............................................     (10,470)      (11,966)
  Less allowance for loan losses............................      (3,792)       (3,795)
                                                                --------      --------
      Loans, net............................................     146,816       162,612
                                                                --------      --------
Accrued interest receivable.................................       1,035         1,159
Other assets................................................          94            --
                                                                --------      --------
                                                                $224,557      $219,183
                                                                ========      ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses and other liabilities......................    $    267      $    276
                                                                --------      --------
      Total liabilities.....................................         267           276
                                                                --------      --------
Stockholders' equity:
Preferred stock, Series A, 9 3/4% non-cumulative,
  exchangeable; $.01 par value; $10 liquidation value per
  share; 1,449,000 shares authorized, 1,416,130 shares
  issued and outstanding....................................          14            14
Preferred stock, Series B, 8% cumulative, non convertible;
  $.01 par value; $1,000 liquidation value per share plus
  accrued dividends; 1,000 shares authorized, 942 and 946
  shares issued and outstanding, respectively...............          --            --
Common stock, $.01 par value, 100 shares authorized, issued
  and outstanding...........................................          --            --
Additional paid-in capital..................................     218,889       218,893
Retained earnings...........................................       5,387            --
                                                                --------      --------
      Total stockholders' equity............................     224,290       218,907
                                                                --------      --------
                                                                $224,557      $219,183
                                                                ========      ========

                See accompanying notes to financial statements.

                     CAPITAL CROSSING PREFERRED CORPORATION

                              STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Interest income:
  Interest and fees on loans................................   $5,049     $3,464
  Interest on interest-bearing deposits.....................      819        318
                                                               ------     ------
      Total interest income.................................    5,868      3,782
                                                               ------     ------
Other income:
  Guarantee fee income......................................       20         --
                                                               ------     ------
Operating expenses:
  Loan servicing and advisory services......................      119         93
  Other real estate owned income............................       --       (245)
  Other general and administrative..........................       18         72
                                                               ------     ------
      Total operating expenses (income).....................      137        (80)
                                                               ------     ------
      Net income............................................    5,751      3,862
Preferred stock dividends...................................      364        366
                                                               ------     ------
Net income available to common stockholder..................   $5,387     $3,496
                                                               ======     ======

                See accompanying notes to financial statements.

                     CAPITAL CROSSING PREFERRED CORPORATION

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                                                               THREE MONTHS ENDED MARCH 31, 2001
                              ---------------------------------------------------------------------------------------------------
                                                      PREFERRED STOCK        PREFERRED STOCK
                                 COMMON STOCK             SERIES A              SERIES B         ADDITIONAL
                              -------------------   --------------------   -------------------    PAID-IN     RETAINED    TOTAL
                               SHARES     AMOUNT     SHARES      AMOUNT     SHARES     AMOUNT     CAPITAL     EARNINGS    AMOUNT
                              --------   --------   ---------   --------   --------   --------   ----------   --------   --------
                                                                    (DOLLARS IN THOUSANDS)
Balance at December 31,
  2000......................    100       $   --    1,416,130     $14         946      $   --     $218,893     $   --    $218,907
Net income..................     --           --           --      --          --          --           --      5,751       5,751
Dividends on preferred
  stock, Series A...........     --           --           --      --          --          --           --       (345)       (345)
Cumulative dividends on
  preferred stock, Series
  B.........................     --           --           --      --          --          --           --        (19)        (19)
Repurchase of preferred
  stock, Series B...........     --           --           --      --          (4)         --           (4)        --          (4)
                                ---       ------    ---------     ---       -----      ------     --------     ------    --------
Balance at March 31, 2001...    100       $   --    1,416,130     $14         942      $   --     $218,889     $5,387    $224,290
                                ===       ======    =========     ===       =====      ======     ========     ======    ========

                                                               THREE MONTHS ENDED MARCH 31, 2000
                              ---------------------------------------------------------------------------------------------------
                                                      PREFERRED STOCK        PREFERRED STOCK
                                 COMMON STOCK             SERIES A              SERIES B         ADDITIONAL
                              -------------------   --------------------   -------------------    PAID-IN     RETAINED    TOTAL
                               SHARES     AMOUNT     SHARES      AMOUNT     SHARES     AMOUNT     CAPITAL     EARNINGS    AMOUNT
                              --------   --------   ---------   --------   --------   --------   ----------   --------   --------
                                                                    (DOLLARS IN THOUSANDS)
Balance at December 31,
  1999......................    100       $   --    1,416,130     $14       1,000      $   --     $167,839     $  814    $168,667
Net income..................     --           --           --      --          --          --           --      3,862       3,862
Dividends on preferred
  stock, Series A...........     --           --           --      --          --          --           --       (346)       (346)
Cumulative dividends on
  preferred stock, Series
  B.........................     --           --           --      --          --          --           --        (20)        (20)
                                ---       ------    ---------     ---       -----      ------     --------     ------    --------
Balance at March 31, 2000...    100       $   --    1,416,130     $14       1,000      $   --     $167,839     $4,310    $172,163
                                ===       ======    =========     ===       =====      ======     ========     ======    ========

                See accompanying notes to financial statements.

                     CAPITAL CROSSING PREFERRED CORPORATION

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $ 5,751    $ 3,862
  Adjustments to reconcile net income to net cash from
    operating activities:
    Net gain on sale and disposition of other real estate
      owned.................................................       --       (245)
    Other, net..............................................       21         36
                                                              -------    -------
      Net cash from operating activities....................    5,772      3,653
                                                              -------    -------

Cash flows from investing activities:
  Amortization and payoffs on loans.........................   15,625      6,289
  Proceeds from sales of loans to Capital Crossing Bank.....      171         --
  Sales of other real estate owned..........................       --        679
                                                              -------    -------
      Net cash from investing activities....................   15,796      6,968
                                                              -------    -------

Cash flows used in financing activities:
  Repurchase of preferred stock, Series B...................       (4)        --
  Payment of preferred stock dividends......................     (364)      (366)
                                                              -------    -------
      Net cash used in financing activities.................     (368)      (366)
                                                              -------    -------

Net change in cash and cash equivalents.....................   21,200     10,255
Cash and cash equivalents at beginning of period............   55,312     32,333
                                                              -------    -------
Cash and cash equivalents at end of period..................  $76,512    $42,588
                                                              =======    =======
Supplemental information:
  Dividends declared, not paid, on preferred stock, Series
    A.......................................................  $   115    $   115
  Cumulative dividends accrued, not paid on preferred stock,
    Series B................................................       19         20

                See accompanying notes to financial statements.

                     CAPITAL CROSSING PREFERRED CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

NOTE 1.  BASIS OF PRESENTATION

    Capital Crossing Preferred Corporation ("Capital Crossing Preferred"), formerly Atlantic Preferred Capital Corporation, is a Massachusetts corporation organized on March 20, 1998, to acquire and hold real estate assets. Capital Crossing Bank ("Capital Crossing" or the "Bank"), a federally insured Massachusetts trust company, owns all of Capital Crossing Preferred's common stock. The Bank is in compliance with its regulatory capital requirements at March 31, 2001.

    On March 31, 1998, Capital Crossing Preferred was initially capitalized with the issuance to the Bank of 100 shares of Capital Crossing Preferred's common stock, $.01 par value, and 1,000 shares of Series B preferred stock, $.01 par value, with the Bank transferring to Capital Crossing Preferred a portfolio of loans at its estimated fair value of $140,740,000. Such loans were recorded in the accompanying balance sheet at the Bank's historical cost, which approximated their estimated fair values.

    The financial information as of March 31, 2001 and the results of operations, changes in stockholders' equity and cash flows for the three months ended March 31, 2001 and 2000 are unaudited; however, in the opinion of management, the financial information reflects all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation in accordance with generally accepted accounting principles. Interim results are not necessarily indicative of results to be expected for the entire year. These interim statements are intended to be read in conjunction with the financial statements presented in Capital Crossing Preferred's Annual Report on Form 10-K as of and for the year ended December 31, 2000.

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

NOTE 2.  COMMITMENTS AND CONTINGENCIES

    Capital Crossing Preferred has guaranteed all of the obligations of the Bank under advances the Bank may receive from time to time from the Federal Home Loan Bank of Boston ("FHLBB"), and has agreed to pledge a significant amount of its assets in connection with those advances. This guarantee would rank senior to the Series A preferred shares upon liquidation. Capital Crossing Preferred's obligations under this agreement are limited by applicable laws pertaining to fraudulent conveyance and fraudulent transfer. The assets pledged to the FHLBB will vary from time to time, however the potential exists for Capital Crossing Preferred to pledge all of its assets to the FHLBB to secure advances to the Bank. In addition, the Bank has pledged to the FHLBB all of the shares of Capital Crossing Preferred's capital stock it owns as collateral for its FHLBB borrowings. Under the terms of the pledge, if the Bank becomes undercapitalized the FHLBB may require the Bank to dissolve Capital Crossing Preferred such that the assets of Capital Crossing Preferred are distributed to the Bank. In such circumstance, holders of the Series A Preferred Stock would receive their liquidation preference only to the extent there are available assets of Capital Crossing Preferred following satisfaction of its outstanding obligations, including its guarantee of the Bank's FHLBB borrowings. At

                     CAPITAL CROSSING PREFERRED CORPORATION

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

NOTE 2.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
March 31, 2001, approximately $20 million or 9% of Capital Crossing Preferred's assets had been pledged to and accepted by the FHLBB to secure advances to the Bank. The Bank has also agreed that it will not request or accept advances from the FHLBB in excess of Capital Crossing Preferred's total stockholder's equity, less the stockholder's equity attributable to the Series A preferred shares. As of March 31, 2001, this restriction would limit the Bank's ability to receive advances in excess of approximately $210 million. As of March 31, 2001, the Bank had $139.0 million in outstanding FHLBB borrowings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Statements made or incorporated in this Quarterly Report on Form 10-Q include a number of forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements containing the words "anticipates," "believes," "expects," "intends," "future" and words of similar import which express management's belief, expectations or intentions regarding the future performance of Capital Crossing Preferred. These forward-looking statements are made as of the date of this report and we do not undertake to update them at anytime after the date hereof. Capital Crossing Preferred's actual results could differ materially from those set forth in the forward-looking statements as a result, among other factors, of changes in general, national or regional economic conditions, changes in interest rates, changes in loan and lease default and charge-off rates relating to a decline in the commercial real estate market or otherwise, the possible exchange of the Series A preferred shares for preferred shares of Capital Crossing at the direction of the FDIC if Capital Crossing becomes or may in the near term become undercapitalized or is placed in conservatorship or receivership, risks associated with mortgage loans generally, and particularly the geographic concentration of Capital Crossing Preferred's loan portfolio at March 31, 2001 in New England and California, the failure by Capital Crossing Preferred to maintain its status as a REIT for federal income tax purposes, changes in the assumptions used in making such forward-looking statements, and the factors discussed in the section entitled "Risk Factors and Other Factors Affecting Forward-Looking Statements" on pages 13-21 of this 10-Q.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

    Net income available to our common stockholders increased $1.9 million, or 54.1%, to $5.4 million for the three months ended March 31, 2001, compared to $3.5 million for the three months ended March 31, 2000. This increase was primarily attributable to an increase in total interest income of $2.1 million, or 55.2%, to $5.9 million for the three months ended March 31, 2001, compared to $3.8 million for the three months ended March 31, 2000. Interest income on loans for the three months ended March 31, 2001 increased $1.6 million, or 45.8%, to $5.0 million, compared to $3.5 million for the three months ended March 31, 2000.

    The following table sets forth the yields on Capital Crossing Preferred's earning assets for the periods indicated:

                                                            THREE MONTHS ENDED MARCH 31,
                                         ------------------------------------------------------------------
                                                      2001                                2000
                                         ------------------------------      ------------------------------
                                         AVERAGE    INTEREST                 AVERAGE    INTEREST
                                         BALANCE     INCOME     YIELD        BALANCE     INCOME     YIELD
                                         --------   --------   --------      --------   --------   --------
                                                               (DOLLARS IN THOUSANDS)
Loans, net (1).........................  $157,557    $5,049     13.00%       $132,881   $  3,464    10.48%
Interest-bearing deposits..............    62,749       819      5.29          37,615        318     3.40
                                         --------    ------     -----        --------   --------    -----
                                         $220,306    $5,868     10.80%       $170,496   $  3,782     8.92%
                                         ========    ======     =====        ========   ========    =====

------------------------

(1) Non-performing loans are excluded from average balance calculations.

    The weighted average yield on interest-earning assets increased to 10.80% for the three months ended March 31, 2001 from 8.92% for the three months ended March 31, 2000. During the three months ended March 31, 2001 and 2000, the yield on the loan portfolio was 13.00% and 10.48%, respectively. This increase is primarily a result of an increase in income recognized at the time of individual loan payoffs. Average loans, net, for the three months ended
March 31, 2001 totaled $157.6 million compared to $132.9 million for the three months ended March 31, 2000.

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

    When a loan is paid off, the excess of any cash received over the net investment is recorded as interest income. In addition to the amount of purchase discount that is recognized at that time, income may also include interest owed by the borrower prior to Capital Crossing's acquisition of the loan, interest collected if on non-accrual status and other loan fees ("other interest and fee income"). The following table sets forth, for the periods indicated, the components of interest and fees on loans and leases. We cannot assure you that future interest income, including the yields and related level of such income, or the relative portion attributable to loan payoffs as compared to other sources, will increase or remain the same in the future.

                                                                      THREE MONTHS ENDED MARCH 31,
                                                              --------------------------------------------
                                                                     2001                     2000
                                                              -------------------      -------------------
                                                              INTEREST                 INTEREST
                                                               INCOME     YIELD         INCOME     YIELD
                                                              --------   --------      --------   --------
                                                                         (DOLLARS IN THOUSANDS)
Regularly scheduled interest and accretion income...........   $4,126     10.62%        $3,421     10.35%
Interest and fee income recognized on loan payoffs:
  Non-amortizing discount...................................      520      1.34             --        --
  Amortizing discount.......................................      238      0.61             28      0.08
  Other interest and fee income.............................      165      0.43             15      0.05
                                                               ------     -----         ------     -----
                                                                  923      2.38             43      0.13
                                                               ------     -----         ------     -----
                                                               $5,049     13.00%        $3,464     10.48%
                                                               ======     =====         ======     =====

    The amount of loan payoffs and related income is influenced by several factors, including the interest rate environment, the real estate market in particular areas, the timing of transactions, and circumstances related to individual borrowers and loans.

    The average balance of interest-bearing deposits at the Bank increased $25.1 million to $62.7 million for the three months ended March 31, 2001, compared to $37.6 million for 2000, as a result of cash accumulated from loan payoffs. The yield on interest-bearing deposits increased in 2001 because the rate paid by the Bank on the money market account held by Capital Crossing Preferred increased in 2001 compared to 2000.

    Guarantee fee income for the three months ended March 31, 2001 increased $20,000. Effective July 1, 2000, Capital Crossing Preferred entered into an agreement to make certain assets available to be pledged in connection with borrowings of Capital Crossing from the FHLBB. Capital Crossing Preferred receives an annual fee of $80,000 from Capital Crossing under this agreement.

    Loan servicing and advisory services expenses for the three months ended March 31, 2001 increased $26,000 or 28.0%, to $119,000 compared to $93,000 for the three months ended March 31, 2000. This increase was due to the overall increase in the loan portfolio.

    The other real estate owned income of $245,000 for the three months ended March 31, 2000 consisted of the gain on sale of one property.

    Operating expenses for the three months ended March 31, 2001 decreased $54,000, or 75.0%, to $18,000 compared to $72,000 for the three months ended March 31, 2000. This decrease was due primarily to a decrease in professional services, including consulting and legal services.

    We intend to pay dividends on our preferred stock and common stock in amounts necessary to continue to preserve our status as a REIT under the Internal Revenue Code.

FINANCIAL CONDITION

INTEREST-BEARING DEPOSITS WITH CAPITAL CROSSING BANK

    Interest-bearing deposits consist of a money market account with a balance of $58.9 million at March 31, 2001 and certificates of deposit which totaled $17.5 million at March 31, 2001 and mature in May 2001.

LOAN PORTFOLIO

    To date, all of Capital Crossing Preferred's loans have been acquired from Capital Crossing. The following table sets forth information regarding the composition of the loan portfolio at the dates indicated:

                                                               MARCH 31,     DECEMBER 31,
                                                                 2001            2000
                                                              -----------   --------------
                                                                     (IN THOUSANDS)
Mortgage loans on real estate:
  Commercial................................................   $ 90,991        $ 98,842
  Multi-family residential..................................     63,846          72,520
  One-to-four family residential............................      5,787           6,268
  Land......................................................        540             587
                                                               --------        --------
      Total.................................................    161,164         178,217
Secured commercial..........................................         --             209
Other.......................................................         --              29
                                                               --------        --------
      Total loans, gross....................................    161,164         178,455
Less discount:
  Non-amortizing discount (1)...............................     (5,571)         (6,704)
  Amortizing discount.......................................     (4,899)         (5,262)
  Allowance for loan losses.................................     (3,792)         (3,795)
  Net deferred loan fees....................................        (86)            (82)
                                                               --------        --------
      Loans, net............................................   $146,816        $162,612
                                                               ========        ========

------------------------

(1) Non-amortizing discount is an allocation of the total discount on purchased loans accounted for on the cost recovery method until it is determined that the amount and timing of collections are reasonably estimable and collection is probable.

    Capital Crossing Preferred intends that each loan acquired from Capital Crossing in the future will be a whole loan, and will be originated or acquired by Capital Crossing in the ordinary course of its business. Capital Crossing Preferred also intends that all loans held by it will be serviced pursuant to its master service agreement with Capital Crossing.

    Non-performing loans, net of discount, totaled $220,000 at March 31, 2001 and December 31, 2000.

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

ALLOWANCE FOR LOAN LOSSES

    Capital Crossing Preferred maintains an allowance for loan losses that is increased by provisions charged against earnings, by recoveries of amounts previously charged-off, allocations of discounts on purchased loans and reduced by charge-offs on loans. Loans are charged-off when they are deemed to be uncollectible, or partially charged-off when a portion of a loan is deemed uncollectible. Recoveries are generally recorded only when cash payments are received. In general, the loan loss allowance policy requires the maintenance of allowances sufficient to satisfy estimated probable losses arising from impaired real estate or other loans.

    In determining the adequacy of the allowance, management initially considers the loan loss allowances specifically allocated to individual impaired loans, and next considers the level of general loan loss allowances deemed appropriate for the balance of the portfolio based on factors including general portfolio trends relative to asset and portfolio size, asset categories, potential credit concentrations, non-accrual loan levels, the level of risks associated with changes in economic and business conditions and other factors. An additional allowance is maintained based on a judgmental process whereby management considers qualitative and quantitative assessments of other factors including regional credit concentration, industry concentration, results of regulatory examinations, historical loss ranges, portfolio composition, economic conditions such as interest rates and energy costs and other changes in the portfolio. The allowance for loan losses is management's estimate of the probable loan losses incurred as of the balance sheet date and, as such, Capital Crossing Preferred cannot assure you that management's estimates and the allowances for probable loan losses will be proven correct in the future.

    Additional factors influencing the calculation of the allowance for loan losses are particular concentrations within the portfolio, such as the concentration of loans in California which are approximately 43.4% of the portfolio at March 31, 2001 and concentrations to individual borrowers.

    We also consider historical losses in assessing the adequacy of the allowance for loan losses. Due to the limited operating history of Capital Crossing Preferred, historical losses are not currently an indicator of losses inherent in the portfolio. Management will continue to monitor historical losses to assess the adequacy of the allowance for loan losses.

    The following table sets forth an analysis of the allowance for loan losses for the periods indicated:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Balance at beginning of period..............................   $3,795     $2,855
Transfer to Capital Crossing with loans sold................       (3)        --
                                                               ------     ------
Balance at end of period....................................   $3,792     $2,855
                                                               ======     ======

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

    The following table sets forth certain information relating to the activity in the non-amortizing discount for the periods indicated:

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Balance at beginning of period..............................   $6,704     $7,318
Transfers to amortizing portion, net........................     (622)        (2)
Net reductions related to resolutions and restructures......     (327)        --
Non-amortizing discount relating to loans sold to Capital
  Crossing..................................................     (184)        --
                                                               ------     ------
Balance at end of period....................................   $5,571     $7,316
                                                               ======     ======

INTEREST RATE RISK

    Capital Crossing Preferred's income consists primarily of interest income on mortgage assets. Capital Crossing Preferred does not intend to use any derivative products to manage its interest rate risk. If there is a decline in market interest rates, Capital Crossing Preferred may experience a reduction in interest income on its mortgage loans and a corresponding decrease in funds available to be distributed to its stockholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on loans are based and from prepayments of mortgage loans resulting in reinvestment of the proceeds in lower yielding mortgage loans.

SIGNIFICANT CONCENTRATION OF CREDIT RISK

    Concentration of credit risk generally arises with respect to Capital Crossing Preferred's loan portfolio when a number of borrowers engage in similar business activities, or activities in the same geographic region. Concentration of credit risk indicates the relative sensitivity of Capital Crossing Preferred's performance to both positive and negative developments affecting a particular industry. Capital Crossing Preferred's balance sheet exposure to geographic concentrations directly affects the credit risk of the loans within its loan portfolio. At March 31, 2001, 31.5% and 43.4%, respectively, of Capital Crossing Preferred's total loan portfolio consisted of loans located in New England and California. At December 31, 2000, 31.2% and 41.8%, respectively, of Capital Crossing Preferred's total loan portfolio consisted of loans located in New England and California. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political or business developments or natural hazards in New England or California that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages.

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

    The acquisition of additional mortgage assets is intended to be funded primarily through repayment of principal balances of mortgage assets by individual borrowers. Capital Crossing Preferred does not have and does not anticipate having any material capital expenditures. To the extent that the Board of Directors determines that additional funding is required, Capital Crossing Preferred may raise such funds through additional equity offerings, debt financing or retention of cash flow (after consideration of provisions of the Internal Revenue Code requiring the distribution by a REIT of at least 90% of its REIT taxable income and taking into account taxes that would be imposed on undistributed income), or a combination of these methods. Except for its obligation to guarantee certain commitments of Capital Crossing, Capital Crossing Preferred does not currently intend to incur any indebtedness. The organizational documents of Capital Crossing Preferred limit the amount of indebtedness which it is permitted to incur without the approval of certain stockholders to no more than 100% of the total stockholders' equity of Capital Crossing Preferred. Any such debt may include intercompany advances made by Capital Crossing to Capital Crossing Preferred.

RISK FACTORS AND OTHER FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

    This Form 10-Q contains statements that are "forward-looking statements." Capital Crossing Preferred may also make forward-looking statements in other documents it files with the SEC, in press releases and other written materials, and in oral statements made by its officers, directors or employees. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions which predict or indicate future events and trends and which do not do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of Capital Crossing Preferred. These risks, uncertainties and other factors may cause the actual results, performance or achievements of Capital Crossing Preferred to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

    Some of the factors that might cause these differences include those set forth below. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and Capital Crossing Preferred does not undertake to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

A DECLINE IN THE BANK'S CAPITAL LEVELS MAY RESULT IN THE SERIES A PREFERRED SHARES BEING SUBJECT TO AUTOMATIC EXCHANGE INTO PREFERRED SHARES OF THE BANK

    The returns from an investment in the Series A preferred shares will depend to a significant extent on the performance and capital of the Bank. A significant decline in the performance and capital levels of the Bank or the placement of the Bank into bankruptcy, reorganization, conservatorship or receivership could result in the automatic exchange of the Series A preferred shares for preferred shares of the Bank, which would represent an investment in the Bank and not in us. Under these circumstances:

    - a holder of Series A preferred shares would be a preferred stockholder of the Bank at a time when the Bank's financial condition was deteriorating or when the Bank had been placed into bankruptcy, reorganization, conservatorship or receivership and, accordingly, it is unlikely that the Bank would be in a financial position to pay any dividends on the preferred shares of the Bank. An investment in the Bank is also subject to risks that are distinct from the risks associated with an investment in us. For example, an investment in the Bank would involve risks relating to the capital levels of, and other federal and state regulatory requirements applicable to, the Bank, and the performance of the Bank's overall loan portfolio and other business lines. The Bank also has significantly greater liabilities and significantly less stockholders' equity than we do;

    - if a liquidation of the Bank occurs, the claims of depositors and creditors of the Bank and of the FDIC would have priority over the claims of holders of the preferred shares of the Bank, and therefore, a holder of Series A preferred shares likely would receive substantially less than such holder would receive had the Series A preferred shares not been exchanged for preferred shares of the Bank; and

    - the exchange of the Series A preferred shares for preferred shares of the Bank would be a taxable event to a holder of Series A preferred shares under the Internal Revenue Code, and such holder would incur a gain or a loss, as the case may be, measured by the difference between such holder's basis in the Series A preferred shares and the fair market value of the Bank preferred shares received in the exchange.

BECAUSE OF OUR OBLIGATIONS TO CREDITORS, WE MAY NOT BE ABLE TO MAKE DIVIDEND OR LIQUIDATION PAYMENTS TO HOLDERS OF THE SERIES A PREFERRED SHARES

    The Series A preferred shares rank:

    - junior to our borrowings, including claims of the Federal Home Loan Bank of Boston for amounts due or which may become due under our guarantee of the Bank's obligations to the Federal Home Loan Bank of Boston, and any other obligations to our creditors upon our liquidation; and

    - senior to our common stock and our Series B preferred stock with regard to payment of dividends and amounts upon liquidation.

    If we incur significant indebtedness, we may not have sufficient funds to make dividend or liquidation payments on the Series A preferred shares. Upon our liquidation our obligations to our creditors would rank senior to the Series A preferred shares. At March 31, 2001, we had approximately $267,000 in accounts payable and other liabilities which, upon our liquidation, would be required to be paid before any payments could be made to holders of the Series A preferred shares. In addition, upon our liquidation, dissolution or winding up, if we do not have sufficient funds to pay the full liquidation amount to the holders of the Series A preferred shares, such holders may receive less than the $10.00 per share liquidation amount.

    The terms of the Series A preferred shares limit our ability to incur debt in excess of 100% of our stockholders' equity without the approval of the holders of all of the outstanding Series A preferred shares but do not require that we obtain the approval of the holders of the Series A preferred shares to issue additional series of preferred shares which rank equal to the Series A preferred shares as to payment of dividends or amount upon liquidation. As a result, subject to these limitations, we may incur obligations which may further limit our ability to make dividend or liquidation payments in the future.

BANK REGULATORS MAY LIMIT OUR ABILITY TO IMPLEMENT OUR BUSINESS PLAN AND MAY RESTRICT OUR ABILITY TO PAY DIVIDENDS

    Because we are a subsidiary of the Bank, federal and state regulatory authorities will have the right to examine us and our activities and under certain circumstances, to impose restrictions on the Bank or us which could impact our ability to conduct our business according to our business plan, which could materially adversely affect our financial condition and results of operations:

    - if the Bank's regulators determine that the Bank's relationship to us results in an unsafe and unsound banking practice, the regulators could restrict our ability to transfer assets, to make distributions to our stockholders, including dividends on our Series A preferred shares, or to redeem shares of Series A preferred stock or even require the Bank to sever its relationship with or divest its ownership interest in us. Such actions could potentially result in our failure to qualify as a REIT.

    - payment of dividends on the Series A preferred shares could also be subject to regulatory limitations if the Bank becomes undercapitalized. The Bank will be deemed undercapitalized if its total risk-based capital ratio is less than 8.0%, its Tier 1 risk-based capital ratio is less than 4.0% or its Tier 1 leverage ratio is less than 4.0%. At March 31, 2001, the Bank had a total risk-based capital ratio of 13.33%, a Tier 1 risk-based capital ratio of 12.07% and a Tier 1 leverage ratio of 9.04%, which is sufficient for the Bank to be considered well-capitalized. As part of its common stock repurchase program, the Bank has agreed with the FDIC to maintain, for so long as the repurchase program continues, capital levels of one percent in excess of the regulatory minimums required to be categorized as well-capitalized. We cannot assure you that the Bank will be well-capitalized under applicable regulations as of any future date. For purposes of calculating these capital ratios as a percentage of the Bank's risk-weighted assets, as opposed to its total assets, the Bank's assets are assigned to risk categories based on the relative credit risk of the asset in question. These risk weights consist of 0%, for assets deemed least risky such as cash, claims backed by the full faith and credit of the U.S. government, and balances due from Federal Reserve banks, 20%, for assets deemed slightly more risky such as portions of obligations conditionally guaranteed by the U.S. government or federal funds sold, 50%, for assets deemed still more risky such as government issued-revenue bonds, one-to-four family residential first mortgage loans and well-collateralized multi-family residential first mortgage loans, and 100% for all other assets, including private sector loans such as commercial mortgage loans as well as bank-owned real estate.

    - while we believe that dividends on the Series A preferred shares should not be considered distributions by the Bank, the FDIC may not agree with this position. Under FDIC regulations on capital distributions, the ability of the Bank to make a capital distribution varies depending primarily on the Bank's earnings and regulatory capital levels. Capital distributions are defined to include payment of dividends, stock repurchases, cash-out mergers and other distributions charged against the capital accounts of an institution. The FDIC could limit or prohibit the payment of dividends on the Series A preferred shares if it determines that the payment of those dividends is a capital distribution by the Bank and that the Bank's earnings and regulatory capital levels are below specified levels.

WE DO NOT HAVE INSURANCE TO COVER OUR EXPOSURE TO BORROWER DEFAULTS AND BANKRUPTCIES AND SPECIAL HAZARD LOSSES THAT ARE NOT COVERED BY OUR STANDARD HAZARD INSURANCE POLICIES

    We do not generally obtain general credit enhancements such as mortgagor bankruptcy insurance or obtain special hazard insurance for our mortgage assets, other than standard hazard insurance, which will in each case only relate to individual mortgage loans. Accordingly, we will be subject to risks of borrower defaults and bankruptcies and special hazard losses, such as losses occurring from floods, that are not covered by standard hazard insurance. In the event of a default on any mortgage loan held by us resulting from declining property values or worsening economic conditions, among other factors, we would bear the risk of loss of principal to the extent of any deficiency between (1) the value of the related mortgaged property, plus any payments from an insurer or guarantor in the case of commercial mortgage loans, and (2) the amount owing on the mortgage loan.

OUR RESULTS WILL BE AFFECTED BY FACTORS BEYOND OUR CONTROL

    Our mortgage loan portfolio is subject to local economic conditions which could affect the value of the real estate assets underlying our loans and therefore, our results of operations will be affected by various conditions in the real estate market, all of which are beyond our control, such as:

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

OUR LOANS ARE CONCENTRATED IN CALIFORNIA AND NEW ENGLAND AND ADVERSE CONDITIONS IN THOSE MARKETS COULD ADVERSELY AFFECT OUR OPERATIONS

    Properties underlying our current mortgage assets are concentrated primarily in California and New England. As of March 31, 2001, approximately 43.4% of our mortgage assets were secured by properties located in California and 31.5% in New England. Adverse economic, political or business developments or natural hazards may affect these areas and the ability of property owners in these areas to make payments of principal and interest on the underlying mortgages. If either region experienced adverse economic, political or business conditions, we would likely experience higher rates of loss and delinquency on our mortgage loans than if our loans were more geographically diverse. Additionally, California has recently experienced dramatic increases in energy prices and periodic supply shortages. However, the vast majority of the properties underlying our current mortgage assets in California are located in southern California which continues to show signs of a strong economy despite the recent energy problems and we do not believe these energy problems will materially impact the portion of our mortgage assets secured by properties located in California.

A SUBSTANTIAL MAJORITY OF OUR LOANS WERE ORIGINATED BY OTHER PARTIES WHOSE LEVEL OF DUE DILIGENCE MAY BE DIFFERENT THAN THE BANK'S LEVEL OF DUE DILIGENCE

    At March 31, 2001, approximately 88.3% of our loan portfolio consisted of loans originated by third parties, purchased by the Bank and subsequently acquired by us from the Bank. Because these loans were originated by third parties, the Bank generally is not able to conduct the same level of due diligence on these loans that it would have conducted had it originated them. Generally, while the Bank conducts an acquisition review, it relies on the underwriting standards of the parties originating the loans it acquires. The standards of these loan originators may be substantially different than those of the Bank. These differences may include less rigorous appraisal requirements and debt service coverage ratios, and less rigorous analysis of property location and environmental factors, building condition and age, tenant quality, compliance with zoning regulations, any use restrictions, easements or right of ways that may impact the value and the borrower's ability to manage the property. Other disadvantages of purchased loans versus originated loans may include the lack of current financial information, incomplete legal documentation and outdated appraisals.

MORE THAN HALF OF OUR LOAN PORTFOLIO IS MADE UP OF COMMERCIAL MORTGAGE LOANS WHICH ARE RISKIER THAN OTHER TYPES OF LOANS

    Commercial mortgage loans constituted approximately 56.5% of the loans in our loan portfolio at March 31, 2001 and generally subject us to greater risks than other types of loans. Our commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, tend to have shorter maturities than residential mortgage loans and may not be fully amortizing, meaning that they have a principal balance or "balloon" payment due on maturity. The commercial real estate properties underlying our commercial mortgage loans also tend to be unique and are more difficult to value than residential real estate properties. They are also subject to relatively greater environmental risks than other types of loans and to the corresponding burdens and costs of compliance with environmental laws and regulations. Because of these risks related to our commercial mortgage loans, we may experience higher rates of default on our mortgage loans than we would if our loan portfolio was more diversified and included a greater number of residential and other mortgage loans.

WE MAY NOT BE ABLE TO PURCHASE LOANS AT THE SAME VOLUMES OR WITH THE SAME YIELDS AS WE HAVE HISTORICALLY PURCHASED

    To date we have purchased all of the loans in our portfolio from the Bank. Historically, the Bank has acquired such loans (1) from institutions which sought to eliminate certain loans or categories of loans from their portfolios,
(2) from institutions participating in securitization programs, (3) from failed or consolidating financial institutions and (4) from government agencies. Future loan purchases will depend on the availability of pools of loans offered for sale and the Bank's ability to submit successful bids or negotiate satisfactory purchase prices. The acquisition of whole loans is highly competitive. Consequently, we cannot assure you that the Bank will be able to purchase loans at the same volumes or with the same yields as it has historically purchased. This may interfere with our ability to maintain the requisite level of mortgage assets to maintain our qualification as a REIT. If volumes of loans purchased decline or the yields on these loans decline further, we would experience a material adverse effect on our business, financial condition and results of operations.

WE COULD BE HELD RESPONSIBLE FOR ENVIRONMENTAL LIABILITIES OF PROPERTIES WE ACQUIRE THROUGH FORECLOSURE

    Approximately 56.5% of the loans in our portfolio at March 31, 2001 were commercial mortgage loans, which generally are subject to relatively greater environmental risks than other types of loans. If we are forced to foreclose on a defaulted mortgage loan to recover our investment we may be subject to environmental liabilities related to the underlying real property. Hazardous substances or wastes, contaminants, pollutants or sources thereof may be discovered on properties during our ownership or after a sale to a third party. The amount of environmental liability could exceed the value of the real property. There can be no assurance that we would not be fully liable for the entire cost of any removal and clean-up on an acquired property, that the cost of removal and clean-up would not exceed the value of the property or that we could recoup any of the costs from any third party. In addition, we may find it difficult or impossible to sell the property prior to or following any such remediation.

TAX RISKS RELATED TO REITS

IF WE FAIL TO QUALIFY AS A REIT, WE WILL BE SUBJECT TO FEDERAL INCOME TAX AT REGULAR CORPORATE RATES

    If we fail to qualify as a REIT for any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. As a result, the amount available for distribution to our stockholders, would be reduced for the year or years involved. In addition, unless entitled to relief under statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. The failure to qualify as a REIT would reduce our net earnings available for distribution to our stockholders, because of the additional tax liability for the year or years involved. Our failure to qualify as a REIT would not by itself give us the right to redeem the Series A preferred shares nor would it give the holders of the Series A preferred shares the right to have their shares redeemed. Although we currently intend to operate in a manner designed to qualify as a REIT, future economic, market, legal, tax or other considerations may cause us to determine that it is in our best interest and in the best interest of holders of our common stock and preferred stock to revoke our REIT election. The tax law prohibits us from electing treatment as a REIT for the four taxable years following the year of any such revocation.

IF WE DO NOT DISTRIBUTE 90% OF OUR NET TAXABLE INCOME, WE MAY NOT QUALIFY AS A REIT

    In order to qualify as a REIT, we generally are required each year to distribute to our stockholders at least 90% (95% for taxable years beginning before January 1, 2001) of our net taxable income, excluding net capital gains. We may retain the remainder of REIT taxable income or all or part of our net capital gain, but will be subject to tax at regular corporate rates on such income. In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions considered as paid by us with respect to any calendar year are less than the sum of (1) 85% of our ordinary income for the calendar year, (2) 95% of our capital gains net income for the calendar year and (3) 100% of any undistributed income from prior periods. Under certain circumstances, federal or state regulatory authorities may restrict our ability, as a subsidiary of the Bank, to make distributions to our stockholders in an amount necessary to retain our REIT qualification. Such a restriction could result in us failing to qualify as a REIT. To the extent our REIT taxable income may exceed the actual cash received for a particular period, we may not have sufficient liquidity to make distributions necessary to retain our REIT qualification.

WE HAVE IMPOSED OWNERSHIP LIMITATIONS TO PROTECT OUR ABILITY TO QUALIFY AS A REIT, HOWEVER, IF OWNERSHIP OF THE COMMON STOCK OF THE BANK BECOMES CONCENTRATED IN A SMALL NUMBER OF INDIVIDUALS WE MAY FAIL TO QUALIFY AS A REIT

    To maintain our status as a REIT, not more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals, as defined in the Internal Revenue Code, or the Code, to include certain entities, during the last half of each taxable year. We currently satisfy this requirement because for this purpose our common stock held by the Bank is treated as held by the Bank's stockholders. However, it is possible that the ownership of the Bank might become sufficiently concentrated in the future such that five or fewer individuals would be treated as having constructive ownership of more than 50% of the value of our stock. We may have difficulty monitoring the daily ownership and constructive ownership of our outstanding shares and, therefore, we cannot assure you that we will continue to meet the share ownership requirement. This risk may be increased in the future as the Bank implements its common stock repurchase program because repurchases may cause ownership in the Bank to become more concentrated. In addition, while the fact that the Series A preferred shares may be redeemed or exchanged will not affect our REIT status prior to any such redemption or exchange, the redemption or exchange of all or a part of the Series A preferred shares could adversely affect our ability to satisfy the share ownership requirements in the future.

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

WE ARE DEPENDENT IN VIRTUALLY EVERY PHASE OF OUR OPERATIONS ON THE DILIGENCE AND SKILL OF THE MANAGEMENT OF THE BANK

    The Bank, which holds all of our common stock, is involved in virtually every aspect of our existence. We have five officers and no other employees and do not have any independent corporate infrastructure. Under an advisory agreement between us and the Bank, the Bank administers our day-to-day activities, including monitoring of our credit quality and advising us with respect to the acquisition, management, financing and disposition of mortgage assets and our operations generally. Under a master service agreement between us and the Bank, the Bank services our loan portfolio. The advisory agreement has an initial term of five years with an automatic one-year renewal feature and the master service agreement has a one year term with an automatic renewal feature. Both the master service agreement and the advisory agreement are subject to earlier termination upon provision of 30 days and 90 days notice, respectively. The Bank may subcontract all or a portion of its obligations under the advisory agreement to its affiliates or, with the approval of a majority of the Board of Directors as well as a majority of the independent directors, subcontract its obligations under the advisory agreement to unrelated third parties. The Bank will not, in connection with the subcontracting of any of its obligations under the advisory agreement, be discharged or relieved from its obligations under the advisory agreement. The loss of the services of the Bank, or the inability of the Bank to effectively provide such services whether as a result of the loss of key members of the Bank's management, early termination of the agreements or otherwise, and our inability to replace such services on favorable terms, or at all, could adversely affect our ability to conduct our operations.

OUR RELATIONSHIP WITH THE BANK MAY CREATE CONFLICTS OF INTEREST

    The Bank and its affiliates may have interests which are not identical to ours and therefore conflicts of interest have arisen and may arise in the future with respect to transactions between us and the Bank such as:

    ACQUISITION OF MORTGAGE ASSETS. We anticipate that we will from time to time continue to purchase additional mortgage assets. We intend to acquire all or substantially all of such mortgage assets from the Bank, on terms that are comparable to those that could be obtained by us if such mortgage assets were purchased from unrelated third parties. Neither we nor the Bank currently have specific policies with respect to the purchase by us from the Bank of particular loans or pools of loans, other than that such assets must be eligible to be held by a REIT. Although these purchases are structured to take advantage of the underwriting procedures of the Bank, and while we believe that any agreements and transactions between us, on the one hand, and the Bank and/or its affiliates on the other hand, are fair to all parties and consistent with market terms, neither we nor the Bank have obtained any third-party valuation to confirm whether we will be paying fiar market value for these loans, nor do we anticipate doing so in the future. Additionally, through limiting our source of purchased mortgage assets solely to those originated or purchased by the Bank, our portfolio will generally reflect the nature, scope and risk of the Bank's portfolio rather than a more diverse portfolio composed of mortgage loans also purchased from other lenders.

    SERVICING OF OUR MORTGAGE ASSETS BY THE BANK. Our loans are serviced by the Bank pursuant to the terms of the master service agreement. The Bank in its role as servicer under the terms of the master service agreement receives a fee equal to 0.20% per annum, payable monthly, on the gross outstanding principal balances of loans serviced. The master service agreement requires the Bank to service the loan portfolio in a manner substantially the same as for similar work performed by the Bank for transactions on its own behalf. This will become especially important as the Bank services any loans which become classified or are placed on non-performing status, or are renegotiated due to the financial deterioration of the borrower. While we believe that the Bank will diligently pursue collection of any non-performing loans, we cannot assure you that this will be the case. Our ability to make timely payments of dividends will depend in part upon the Bank's prompt collection efforts on our behalf.

    FUTURE DISPOSITIONS BY US OF MORTGAGE ASSETS TO THE BANK OR ITS
AFFILIATES. The master service agreement provides that foreclosures and dispositions of the mortgage assets are to be performed with a view toward maximizing our recovery as owner of the mortgage assets, and the Bank shall service the mortgage assets solely with a view toward our interests, and without regard to the interests of the Bank or any of its affiliates. However, we cannot assure you that any such agreement or transaction will be on terms as favorable to us as would have been obtained from unaffiliated third parties. The Bank may seek to exercise its influence over our affairs so as to cause the sale of the mortgage assets owned by us and their replacement by lesser quality loans purchased from the Bank or elsewhere which could adversely affect out business and our ability to make timely payments of dividends.

    FUTURE MODIFICATIONS OF THE ADVISORY AGREEMENT OR MASTER SERVICE
AGREEMENT. Should we seek to modify either the advisory agreement or the master service agreement, we would rely upon our officers, all of whom are also officers of the Bank, and/or our directors, a majority of whom are also directors of the Bank. Thus, our officers and/or directors would be responsible for taking positions with respect to such agreements that, while in our best interests, would not be in the best interests of the Bank.

Although the termination, modification or decision not to renew the advisory agreement and/or the master service agreement requires the approval of a majority of our independent directors, the Bank, as holder of all of our outstanding common stock, controls the election of all our directors, including the independent directors. We cannot assure you that such modifications will be on terms as favorable to us as those that could have been obtained from unaffiliated third parties.

    THE TERMS OF OUR GUARANTEE OF OBLIGATIONS OF THE BANK. We have guaranteed all of the obligations of the Bank under advances the Bank may receive from time to time from the Federal Home Loan Bank of Boston, and have agreed to pledge a significant amount of our assets in connection with those advances. The assets we pledge to the FHLBB will vary from time to time; however, the potential exists for us to pledge all of our assets to the FHLBB to secure advances to the Bank. In addition, the Bank has pledged to the FHLBB all of the shares of our capital stock it owns as collateral for its FHLBB borrowings. Under the terms of the pledge, if the Bank becomes undercapitalized the FHLBB may require the Bank to dissolve Capital Crossing Preferred such that the assets of Capital Crossing Preferred are distributed to the Bank. In this circumstance the holders of Series A Preferred Stock, would receive their liquidation preference only to the extent there are available assets of Capital Crossing Preferred following satisfaction of our outstanding obligations, including our guarantee of the Bank's FHLBB borrowings. At March 31, 2001, approximately $20 million, or 9%, of our assets have been pledged to and accepted by the FHLBB to secure advances to the Bank. The Bank has also agreed that it will not request or accept advances from the FHLBB in excess of Capital Crossing Preferred's total stockholders equity, less the stockholders equity attributable to the Series A preferred shares. As of March 31, 2001, this restriction would limit the Bank's ability to receive advances in excess of approximately $210 million. As of March 31, 2001, the Bank had $139.0 million in outstanding FHLBB borrowings. The guarantee and pledge were approved by our independent directors, subject to certain requirements and limitations, including the requirement that the Bank pay us a guarantee fee. Any default by the Bank on its obligations which would require us to satisfy our guarantee could adversely affect out business and our ability to make timely payments of dividends.

    THE MASTER LOAN PURCHASE AGREEMENT WAS NOT THE RESULT OF ARM'S-LENGTH NEGOTIATIONS. We acquire loans pursuant to the master mortgage loan puchase agreement between us and the Bank, at an amount equal to the Bank's net carrying value for those mortgage assets. While we believe that the master mortgage loan puchase agreement was fair to all parties and consistent with market terms, all of our officers and a majority of our directors are also officers and/or directors of the Bank and/or affiliates of the Bank. The Bank, as holder of all of our outstanding common stock, controls the election of all our directors, including the independent directors. We cannot assure you that the master mortgage loan purchase agreement was entered into on terms as favorable to us as those that could have been obtained from unaffiliated third parties.

NEITHER WE NOR THE BANK HAVE SPECIFIC POLICIES WITH RESPECT TO THE PURCHASE BY US FROM THE BANK OF PARTICULAR LOANS OR POOLS OF LOANS

    The lack of specific policies with respect to the purchase by us of loans from the Bank could result in our acquiring lower quality mortgage assets from the Bank than if such policies were otherwise in place. Neither we nor the Bank currently have specific policies with respect to the purchase by us from the Bank of particular loans or pools of loans, other than that such assets must be eligible to be held by a REIT. Our Board of Directors has adopted certain policies to guide the acquisition and disposition of assets but these policies may be revised from time to time at the discretion of the Board of Directors without a vote of our stockholders. We intend to acquire all or substantially all of the additional mortgage assets we may acquire in the future from the Bank on terms that are comparable to those that could be obtained by us if such mortgage assets were purchased from unrelated third parties, but we cannot assure you that this will always be the case.

OUR BOARD OF DIRECTORS HAS BROAD DISCRETION TO REVISE OUR STRATEGIES

    Our Board of Directors has established our investment and operating strategies. These strategies may be revised from time to time at the discretion of the Board of Directors without a vote of our stockholders. Changes in our strategies could have a negative effect on our stockholders.

WE DO NOT OBTAIN THIRD-PARTY VALUATIONS AND THEREFORE WE MAY PAY MORE OR RECEIVE LESS THAN FAIR MARKET VALUE FOR OUR MORTGAGE ASSETS

    To date, we have not obtained third-party valuations as part of our loan acquisitions or dispositions and do not anticipate obtaining third-party valuations for future acquisitions and dispositions of mortgage assets. We do not intend to obtain third-party valuations even where we are acquiring mortgage assets from, or disposing mortgage assets to, one of our affiliates, including the Bank. Accordingly, we may pay our affiliates, including the Bank, more than the fair market value of mortgage assets we acquire and we may receive less than the fair market value of the mortgage assets we sell based on a third-party valuation.

WE MAY PAY MORE THAN FAIR MARKET VALUE FOR MORTGAGES WE PURCHASE FROM THE BANK BECAUSE WE DO NOT ENGAGE IN ARM'S-LENGTH NEGOTIATIONS WITH THE BANK

    We acquire mortgage assets from the Bank under a master mortgage loan purchase agreement between us and the Bank, at an amount equal to the Bank's net carrying value for those mortgages regarding the consideration to be paid. Accordingly, if the Bank's net carrying value exceeds the fair market value of the mortgage assets, we would pay the Bank more than the fair market value for those mortgage assets.

A DECLINE IN INTEREST RATES COULD REDUCE OUR EARNINGS AND AFFECT OUR ABILITY TO PAY DIVIDENDS

    Our income consists primarily of interest earned on our mortgage assets and short-term investments. A significant portion of our mortgage assets bear interest at adjustable rates. If there is a decline in interest rates, then we will experience a decrease in income available to be distributed to our stockholders. If interest rates decline, we may also experience an increase in prepayments on our mortgage assets and may find it difficult to purchase additional mortgage assets bearing rates sufficient to support payment of dividends on the Series A preferred shares. Because the dividend rate on the Series A preferred shares is fixed, a significant decline in interest rates could materially adversely affect our ability to pay dividends on the Series A preferred shares.

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

    Capital Crossing Preferred's management reviews, among other things, the sensitivity of Capital Crossing Preferred's assets to interest rate changes, the book and market values of assets, purchase and sale activity, and anticipated loan payoffs. Capital Crossing's senior management also approves and establishes pricing and funding decisions with respect to Capital Crossing Preferred's overall asset and liability composition.

    Capital Crossing Preferred's methods for evaluating interest rate risk include an analysis of its interest-earning assets maturing or repricing within a given time period. Since Capital Crossing Preferred has no interest-bearing liabilities, a period of rising interest rates would tend to result in an increase in net interest income. A period of falling interest rates, would tend to adversely affect net interest income.

    The following table sets forth Capital Crossing Preferred's interest-rate sensitive assets categorized by repricing dates and weighted average rates at March 31, 2001. For fixed rate instruments, the repricing date is the maturity date. For adjustable-rate instruments, the repricing date is deemed to be the earliest possible interest rate adjustment date. Assets that are subject to immediate repricing are placed in the overnight column.

                                                        WITHIN     ONE TO     TWO TO    THREE TO   FOUR TO      OVER
                                                         ONE        TWO       THREE       FOUR       FIVE       FIVE
                                           OVERNIGHT     YEAR      YEARS      YEARS      YEARS      YEARS      YEARS      TOTAL
                                           ---------   --------   --------   --------   --------   --------   --------   --------
                                                                           (DOLLARS IN THOUSANDS)
Interest-bearing deposits in banks.......  $ 76,527    $     --    $   --     $   --     $   --     $   --     $   --    $ 76,527
  Average interest rate..................      4.93%
Fixed-rate loans (1).....................        --      29,875     7,644      4,872      3,410      2,176      4,221      52,198
  Average interest rate..................                  9.26%     8.88%      8.82%      8.86%      8.84%      8.56%
Adjustable-rate loans (1)................    24,588      79,381     1,432        624      2,731         --         --     108,756
  Average interest rate..................      9.51%       8.74%     8.34%      8.97%      7.77%
                                           --------    --------    ------     ------     ------     ------     ------    --------
    Total rate-sensitive assets..........  $101,115    $109,256    $9,076     $5,496     $6,141     $2,176     $4,221    $237,481
                                           ========    ========    ======     ======     ======     ======     ======    ========

------------------------------

(1) Loans are presented at gross amounts before deducting discounts on purchased loans, the allowance for loan losses and net deferred loan income.

    Based on Capital Crossing Preferred's experience, management applies the assumption that, on average, approximately 25% of the outstanding fixed and adjustable rate loans will prepay annually. The above table does not include loans which have been placed on non-accrual status.

    At March 31, 2001, the fair value of net loans was $151,638,000 as compared to the net carrying value of net loans of $146,816,000. The fair value of interest-bearing deposits in banks approximates carrying value.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

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

                                                       CAPITAL CROSSING PREFERRED CORPORATION

                                                       By:              /s/ RICHARD WAYNE
                                                            -----------------------------------------
                                                                          Richard Wayne
Date: May 11, 2001                                           President (Principal Executive Officer)

                                                       By:             /s/ JOHN L. CHAMPION
                                                            -----------------------------------------
                                                                         John L. Champion
Date: May 11, 2001                                           Treasurer (Principal Financial Officer)