Form 10-Q
period 2001-06-30
CAPITAL CROSSING PREFERRED CORP
filed 2001-08-14
CIK 1072806

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                        COMMISSION FILE NUMBER 000-25193

                            ------------------------

                     CAPITAL CROSSING PREFERRED CORPORATION

             (Exact name of registrant as specified in its charter)

             MASSACHUSETTS                                  04-3439366
       (State of incorporation)                 (IRS Employer Identification No.)

      101 SUMMER STREET, BOSTON,                              02110
             MASSACHUSETTS                                  (zip code)
    (Address of principal executive
               offices)

       Registrant's telephone number, including area code: (617) 880-1000

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares outstanding of the registrant's sole class of common stock was 100 shares, $.01 par value per share, as of August 10, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     CAPITAL CROSSING PREFERRED CORPORATION
                               TABLE OF CONTENTS

                                                                                     PAGE
                                                                                   --------
PART I--FINANCIAL INFORMATION

        Item 1.      Financial Statements:

                     a)  Balance Sheets..........................................      1

                     b)  Statements of Income....................................      2

                     c)  Statements of Changes in Stockholders' Equity...........      3

                     d)  Statements of Cash Flows................................      4

                     e)  Notes to Financial Statements...........................      5

        Item 2.      Management's Discussion and Analysis of Financial Condition
                       and Results of Operations.................................      7

                     Risk Factors and Other Factors Affecting Forward-Looking
                       Statements................................................     15

        Item 3.      Quantitative and Qualitative Disclosures about Market
                       Risk......................................................     24

PART II--OTHER INFORMATION

        Item 1.      Legal Proceedings...........................................     25

        Item 2.      Changes in Securities and Uses of Proceeds..................     25

        Item 4.      Submission of Matters to a Vote of Security Holders.........     25

        Item 6.      Exhibits and Reports on Form 8-K............................     25

                     Signatures..................................................     26

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                     CAPITAL CROSSING PREFERRED CORPORATION

                                 BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Cash account with Capital Crossing Bank.....................   $     85       $     85
Interest-bearing deposits with Capital Crossing Bank........    105,319         55,227
                                                               --------       --------
    Total cash and cash equivalents.........................    105,404         55,312
Certificate of deposit......................................        100            100
Loans, net of deferred loan income..........................    153,021        178,373
  Less discount.............................................     (9,688)       (11,966)
  Less allowance for loan losses............................     (3,792)        (3,795)
                                                               --------       --------
    Loans, net..............................................    139,541        162,612
                                                               --------       --------
Accrued interest receivable.................................        894          1,159
Other assets................................................        649             --
                                                               --------       --------
                                                               $246,588       $219,183
                                                               ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses and other liabilities......................   $    785       $    276
                                                               --------       --------
    Total liabilities.......................................        785            276
                                                               --------       --------
Stockholders' equity:
Preferred stock, Series A, 9.75% non-cumulative,
  exchangeable; $.01 par value; $10 liquidation value per
  share; 1,449,000 shares authorized, 1,416,130 shares
  issued and outstanding....................................         14             14
Preferred stock, Series B, 8% cumulative, non convertible;
  $.01 par value; $1,000 liquidation value per share plus
  accrued dividends; 1,000 shares authorized, 941 and 946
  shares issued and outstanding, respectively...............         --             --
Preferred stock, Series C, 10.25% non-cumulative,
  exchangeable; $.01 par value; $10 liquidation value per
  share; 1,840,000 shares authorized, issued and outstanding
  at June 30, 2001..........................................         18             --
Common stock, $.01 par value, 100 shares authorized, issued
  and outstanding...........................................         --             --
Additional paid-in capital..................................    235,689        218,893
Retained earnings...........................................     10,082             --
                                                               --------       --------
    Total stockholders' equity..............................    245,803        218,907
                                                               --------       --------
                                                               $246,588       $219,183
                                                               ========       ========

                See accompanying notes to financial statements.

                     CAPITAL CROSSING PREFERRED CORPORATION

                              STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                              JUNE 30,              JUNE 30,
                                                         -------------------   -------------------
                                                           2001       2000       2001       2000
                                                         --------   --------   --------   --------
                                                                      (IN THOUSANDS)
Interest income:
  Interest and fees on loans...........................   $4,310     $5,359    $ 9,359     $8,823
  Interest on interest-bearing deposits................    1,011        469      1,830        787
                                                          ------     ------    -------     ------
    Total interest income..............................    5,321      5,828     11,189      9,610
                                                          ------     ------    -------     ------
Other income:
  Guarantee fee income.................................       20         --         40         --
                                                          ------     ------    -------     ------
Operating expenses:
  Loan servicing and advisory services.................      100        132        219        225
  Other real estate owned income.......................       --         --         --       (245)
  Other general and administrative.....................       19         27         37         99
                                                          ------     ------    -------     ------
    Total operating expenses...........................      119        159        256         79
                                                          ------     ------    -------     ------
    Net income.........................................    5,222      5,669     10,973      9,531
Preferred stock dividends..............................      527        366        891        731
                                                          ------     ------    -------     ------
Net income available to common stockholder.............   $4,695     $5,303    $10,082     $8,800
                                                          ======     ======    =======     ======

                See accompanying notes to financial statements.

                     CAPITAL CROSSING PREFERRED CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                  SIX MONTHS ENDED JUNE 30, 2001
                                                ------------------------------------------------------------------
                                                                         PREFERRED STOCK        PREFERRED STOCK
                                                    COMMON STOCK             SERIES A               SERIES B
                                                --------------------   --------------------   --------------------
                                                 SHARES     AMOUNT      SHARES      AMOUNT     SHARES     AMOUNT
                                                --------   ---------   ---------   --------   --------   ---------
                                                                      (DOLLARS IN THOUSANDS)
Balance at December 31, 2000..................    100      $     --    1,416,130     $14         946     $     --
Net income....................................     --            --           --      --          --           --
Issuance of preferred stock, Series C.........     --            --           --      --          --           --
Dividends on preferred stock, Series A........     --            --           --      --          --           --
Cumulative dividends on preferred stock,
  Series B....................................     --            --           --      --          --           --
Dividends on preferred stock, Series C........     --            --           --      --          --           --
Repurchase of preferred stock, Series B.......     --            --           --      --          (5)          --
                                                  ---      ---------   ---------     ---       -----     ---------
Balance at June 30, 2001......................    100      $     --    1,416,130     $14         941     $     --
                                                  ===      =========   =========     ===       =====     =========

                                                             SIX MONTHS ENDED JUNE 30, 2001
                                                --------------------------------------------------------
                                                   PREFERRED STOCK
                                                      SERIES C          ADDITIONAL
                                                ---------------------    PAID-IN     RETAINED    TOTAL
                                                 SHARES      AMOUNT      CAPITAL     EARNINGS    AMOUNT
                                                ---------   ---------   ----------   --------   --------
                                                                 (DOLLARS IN THOUSANDS)
Balance at December 31, 2000..................         --   $     --     $218,893    $    --    $218,907
Net income....................................         --         --           --     10,973      10,973
Issuance of preferred stock, Series C.........  1,840,000         18       16,801         --      16,819
Dividends on preferred stock, Series A........         --         --           --       (690)       (690)
Cumulative dividends on preferred stock,
  Series B....................................         --         --           --        (38)        (38)
Dividends on preferred stock, Series C........         --         --           --       (163)       (163)
Repurchase of preferred stock, Series B.......         --         --           (5)        --          (5)
                                                ---------   ---------    --------    -------    --------
Balance at June 30, 2001......................  1,840,000   $     18     $235,689    $10,082    $245,803
                                                =========   =========    ========    =======    ========

                                                                  SIX MONTHS ENDED JUNE 30, 2000
                                                ------------------------------------------------------------------
                                                                         PREFERRED STOCK        PREFERRED STOCK
                                                    COMMON STOCK             SERIES A               SERIES B
                                                --------------------   --------------------   --------------------
                                                 SHARES     AMOUNT      SHARES      AMOUNT     SHARES     AMOUNT
                                                --------   ---------   ---------   --------   --------   ---------
                                                                      (DOLLARS IN THOUSANDS)
Balance at December 31, 1999..................    100      $     --    1,416,130     $14       1,000     $     --
Net income....................................     --            --           --      --          --           --
Capital contribution from common
  stockholder.................................     --            --           --      --          --           --
Dividends on preferred stock, Series A........     --            --           --      --          --           --
Cumulative dividends on preferred stock,
  Series B....................................     --            --           --      --          --           --
Repurchase of preferred stock, Series B.......     --            --           --      --          (2)          --
                                                  ---      ---------   ---------     ---       -----     ---------
Balance at June 30, 2000......................    100      $     --    1,416,130     $14         998     $     --
                                                  ===      =========   =========     ===       =====     =========

                                                             SIX MONTHS ENDED JUNE 30, 2000
                                                --------------------------------------------------------
                                                   PREFERRED STOCK
                                                      SERIES C          ADDITIONAL
                                                ---------------------    PAID-IN     RETAINED    TOTAL
                                                 SHARES      AMOUNT      CAPITAL     EARNINGS    AMOUNT
                                                ---------   ---------   ----------   --------   --------
                                                                 (DOLLARS IN THOUSANDS)
Balance at December 31, 1999..................         --   $     --      167,839    $   814    $168,667
Net income....................................         --         --           --      9,531       9,531
Capital contribution from common
  stockholder.................................         --         --       80,433         --      80,433
Dividends on preferred stock, Series A........         --         --           --       (691)       (691)
Cumulative dividends on preferred stock,
  Series B....................................         --         --           --        (40)        (40)
Repurchase of preferred stock, Series B.......         --         --           (2)        --          (2)
                                                ---------   ---------    --------    -------    --------
Balance at June 30, 2000......................         --   $     --     $248,270    $ 9,614    $257,898
                                                =========   =========    ========    =======    ========

                     CAPITAL CROSSING PREFERRED CORPORATION

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................   $ 10,973       $ 9,531
  Adjustments to reconcile net income to net cash from
    operating activities:
    Net gain on sale and disposition of other real estate
      owned.................................................         --          (245)
    Other, net..............................................        (38)         (409)
                                                               --------       -------
      Net cash from operating activities....................     10,935         8,877
                                                               --------       -------
Cash flows from investing activities:
  Amortization and payoffs on loans.........................     22,904        17,173
  Proceeds from sales of loans to Capital Crossing Bank.....        167            --
  Sales of other real estate owned..........................         --           679
                                                               --------       -------
      Net cash from investing activities....................     23,071        17,852
                                                               --------       -------
Cash flows from financing activities:
  Issuance of preferred stock, Series C.....................     16,819            --
  Repurchase of preferred stock, Series B...................         (5)           --
  Payment of preferred stock dividends......................       (728)         (731)
                                                               --------       -------
      Net cash from (used in) financing activities..........     16,086          (731)
                                                               --------       -------
Net change in cash and cash equivalents.....................     50,092        25,998
Cash and cash equivalents at beginning of period............     55,312        32,433
                                                               --------       -------
Cash and cash equivalents at end of period..................   $105,404       $58,431
                                                               ========       =======
Supplemental information:
  Dividends declared, not paid, on preferred stock, Series
    A.......................................................        115           115
  Cumulative dividends accrued, not paid on preferred stock,
    Series B................................................         20            20
  Dividends declared, not paid, on preferred stock, Series
    C.......................................................        163            --
  Capital contributions from common stockholder in the form
    of mortgage loans.......................................         --        80,433

                See accompanying notes to financial statements.

                     CAPITAL CROSSING PREFERRED CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
            THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

NOTE 1.  BASIS OF PRESENTATION

    Capital Crossing Preferred Corporation ("Capital Crossing Preferred"), formerly Atlantic Preferred Capital Corporation, is a Massachusetts corporation organized on March 20, 1998, to acquire and hold real estate assets. Capital Crossing Bank ("Capital Crossing" or the "Bank"), a federally insured Massachusetts trust company, owns all of Capital Crossing Preferred's common stock. The Bank is in compliance with its regulatory capital requirements at June 30, 2001.

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

    The financial information as of June 30, 2001 and the results of operations for the three and six months ended June 30, 2001 and 2000, changes in stockholders' equity and cash flows for the six months ended June 30, 2001 and 2000 are unaudited; however, in the opinion of management, the financial information reflects all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation in accordance with generally accepted accounting principles. Interim results are not necessarily indicative of results to be expected for the entire year. These interim statements are intended to be read in conjunction with the financial statements presented in Capital Crossing Preferred's Annual Report on Form 10-K as of and for the year ended December 31, 2000.

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

NOTE 2.  ISSUANCE OF SERIES C PREFERRED STOCK

    On May 31, 2001, Capital Crossing Preferred completed its public offering of 1,840,000 (including 240,000 shares issued upon the exercise of the underwriters' overallotment option) Series C preferred shares. The offering was made pursuant to a Registration Statement on Form S-11, originally filed with the Securities and Exchange Commission on March 14, 2001, as amended (Commission File No. 333-57044), which was declared effective on May 24, 2001. The offering commenced on May 25, 2001 and terminated shortly thereafter upon the sale into the public market of all of the registered Series C preferred shares.

    The Series C preferred shares form a series of the preferred stock of Capital Crossing Preferred. The Series C preferred shares are validly issued, fully paid and non-assessable. The holders of the Series C preferred shares have no preemptive rights with respect to any shares of our capital stock. The
Series C preferred shares are not subject to any sinking fund or other obligation for their repurchase or retirement. The Series C preferred shares are not convertible into any of our other securities. The Series C preferred shares will be exchanged on a one hundred-for-one basis for preferred shares of the Bank if directed by the FDIC under certain circumstances. The Series C preferred shares rank senior to our common stock and Series B preferred stock and on parity with our Series A preferred shares, as to dividends and in liquidation. Upon our liquidation, any obligations to our creditors at that time, including any amounts due or which may become due under our guarantee of the Bank's obligations to the Federal Home Loan Bank of Boston, would rank senior to the Series C preferred shares.

    Holders of Series C preferred shares are entitled to receive, if, when and as declared by our Board of Directors out of assets legally available therefor, monthly cash dividends at the rate of 10.25% per year of the liquidation preference, equivalent to $1.025 per share per year. If declared, dividends on the Series C preferred shares for each monthly period shall be payable on the fifteenth day of the following month, commencing on July 15, 2001, to holders of record on the last business day of the monthly dividend period. Monthly dividend periods will commence on the first day of each month and on the date of original issue for the initial dividend period. The amount of dividends, if declared, payable for the initial period or any period shorter than a full dividend period shall be computed on the basis of 30-day months, a 360-day year and the actual number of days elapsed in the period. Dividends in each period will accrue from the first day of such period, whether or not declared or paid for the prior monthly period.

    The right of holders of Series C preferred shares to receive dividends is non-cumulative. Accordingly, if the Board of Directors fails to declare a dividend on the Series C preferred shares for a monthly dividend period, then holders of the Series C preferred shares will have no right to receive the amount of the undeclared dividend for that period, and we will have no obligation to pay the undeclared dividend for that period, whether or not dividends are declared and paid for any future period with respect to either the Series C preferred shares, any other series of preferred stock or the common stock. If less than full dividends are declared on the Series C preferred shares by the Board of Directors for a monthly dividend period, the holders of the Series C preferred shares will have no right to receive the amount of such undeclared dividends for that period, and we will have no obligation to pay a full dividend for that period, whether or not dividends are declared and paid for any future period with respect to either the Series C preferred shares, any other series of preferred stock or the common stock.

NOTE 3.  COMMITMENTS AND CONTINGENCIES

    Capital Crossing Preferred has guaranteed all of the obligations of the Bank under advances the Bank may receive from time to time from the Federal Home Loan Bank of Boston ("FHLBB"), and has agreed to pledge a significant amount of its assets in connection with those advances. This guarantee would rank senior to the preferred shares upon liquidation. Capital Crossing Preferred's obligations under this agreement are limited by applicable laws pertaining to fraudulent conveyance and fraudulent transfer. The assets pledged to the FHLBB will vary from time to time, however the potential exists for Capital Crossing Preferred to pledge all of its assets to the FHLBB to secure advances to the Bank. In addition, the Bank has pledged to the FHLBB all of the shares of Capital Crossing Preferred's capital stock it owns as collateral for its FHLBB borrowings. Under the terms of the pledge, if the Bank becomes undercapitalized the FHLBB may require the Bank to dissolve Capital Crossing Preferred such that the assets of Capital Crossing Preferred are distributed to the Bank. In such circumstance, holders of the Series A and Series C preferred stock would receive their liquidation preference only to the extent there are available assets of Capital Crossing Preferred following satisfaction of its outstanding obligations, including its guarantee of the Bank's FHLBB borrowings. At
June 30, 2001, approximately $35.3 million or 14% of Capital Crossing Preferred's assets had been pledged to and accepted by the FHLBB to secure advances to the Bank. The Bank has also agreed that it will not request or accept advances from the FHLBB in excess of Capital Crossing Preferred's total stockholder's equity, less the stockholder's equity attributable to the Series A and Series C preferred shares. As of June 30, 2001, this restriction would limit the Bank's ability to receive advances in excess of approximately $213.2 million. As of June 30, 2001, the Bank had $139.0 million in outstanding FHLBB borrowings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Statements made or incorporated in this Quarterly Report on Form 10-Q include a number of forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements containing the words "anticipates," "believes," "estimates," "assumes", "expects," "intends," "future" and words of similar import which express management's belief, expectations or intentions regarding the future performance of Capital Crossing Preferred. These forward-looking statements are made as of the date of this report and we do not undertake to update them at anytime after the date hereof. Capital Crossing Preferred's actual results could differ materially from those set forth in the forward-looking statements as a result, among other factors, of changes in general, national or regional economic conditions, changes in interest rates, changes in loan and lease default and charge-off rates relating to a decline in the commercial real estate market or otherwise, the possible exchange of the Series A or Series C preferred shares for preferred shares of Capital Crossing at the direction of the FDIC if Capital Crossing becomes or may in the near term become undercapitalized or is placed in conservatorship or receivership, risks associated with mortgage loans generally, and particularly the geographic concentration of Capital Crossing Preferred's loan portfolio at June 30, 2001 in New England and California, and the failure by Capital Crossing Preferred to maintain its status as a REIT for federal income tax purposes, changes in the assumptions used in making such forward-looking statements, and the factors discussed in the section entitled "Risk Factors and Other Factors Affecting Forward-Looking Statements" of this Form 10-Q.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

    Net income available to common stockholders decreased $608,000, or 11.5%, to $4.7 million for the three months ended June 30, 2001 compared to $5.3 million for the three months ended June 30, 2000. This decrease is primarily attributable to a decrease in total interest income of $507,000, or 8.7%, to $5.3 million for the three months ended June 30, 2001, compared to $5.8 million for the three months ended June 30, 2000. Interest income from loans for the three months ended June 30, 2001 decreased $1.0 million, or 19.6%, to $4.3 million compared to $5.4 million for the three months ended June 30, 2000.

    The following table sets forth the yields on Capital Crossing Preferred's earning assets for the periods indicated:

                                                              THREE MONTHS ENDED JUNE 30,
                                            ---------------------------------------------------------------
                                                         2001                             2000
                                            ------------------------------   ------------------------------
                                            AVERAGE    INTEREST              AVERAGE    INTEREST
                                            BALANCE     INCOME     YIELD     BALANCE     INCOME     YIELD
                                            --------   --------   --------   --------   --------   --------
                                                                (DOLLARS IN THOUSANDS)
Loans, net (1)............................  $144,263    $4,310     11.98%    $189,927    $5,359     11.35%
Interest-bearing deposits.................    87,153     1,011      4.65       49,665       469      3.80
                                            --------    ------     -----     --------    ------     -----
                                            $231,416    $5,321      9.22%    $239,592    $5,828      9.78%
                                            ========    ======     =====     ========    ======     =====

------------------------

(1) Non-performing loans are excluded from average balance calculations.

    The weighted average yield on interest-earning assets decreased to 9.22% for the three months ended June 30, 2001 from 9.78% for the three months ended
June 30, 2000. The decrease in yield is due to the change in composition in interest-earning assets for the three months ended June 30, 2001 as compared to 2000. For the three months ended June 30, 2001, there was a higher percentage of interest-bearing deposits bearing an overall lower yield. During the three months ended June 30, 2001 and 2000, the yield on the loan portfolio was 11.98% and 11.35%, respectively. This increase is primarily a result of an increase in income recognized at the time of individual loan payoffs. Average loans, net for the three months ended June 30, 2001 totaled $144.3 million compared to $189.9 million for the three months ended June 30, 2000. This decrease is due primarily to pay-offs on loans during the period.

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

    When a loan is paid off, the excess of any cash received over the net investment is recorded as interest income. In addition to the amount of purchase discount that is recognized at that time, income may also include interest owed by the borrower prior to Capital Crossing's acquisition of the loan, interest collected if on non-accrual status and other loan fees ("other interest and fee income"). The following table sets forth, for the periods indicated, the components of interest and fees on loans and leases. We cannot assure you that future interest income, including the yields and related level of such income, or the relative portion attributable to loan pay-offs as compared to other sources, will increase or remain the same in the future.

                                                                     THREE MONTHS ENDED JUNE 30,
                                                              -----------------------------------------
                                                                     2001                  2000
                                                              -------------------   -------------------
                                                              INTEREST              INTEREST
                                                               INCOME     YIELD      INCOME     YIELD
                                                              --------   --------   --------   --------
                                                                       (DOLLARS IN THOUSANDS)
Regularly scheduled interest and accretion income...........   $3,648     10.14%     $4,887     10.35%
Interest and fee income recognized on loan pay-offs:
  Non-amortizing discount...................................      391      1.09         259      0.55
  Amortizing discount.......................................      199      0.55         213      0.45
  Other interest and fee income.............................       72      0.20          --        --
                                                               ------     -----      ------     -----
                                                                  662      1.84         472      1.00
                                                               ------     -----      ------     -----
                                                               $4,310     11.98%     $5,359     11.35%
                                                               ======     =====      ======     =====

    The amount of loan payoffs and related income is influenced by several factors, including the interest rate environment, the real estate market in particular areas, the timing of transactions, and circumstances related to individual borrowers and loans.

    The average balance of interest-bearing deposits at Capital Crossing increased $37.5 million to $87.2 million for the three months ended June 30, 2001, compared to $49.7 million for 2000 as a result of cash accumulated from loan pay-offs and proceeds received from the issuance of Series C preferred stock. The yield on interest-bearing deposits increased in 2001 because the rate paid by the Bank on the money market account held by Capital Crossing Preferred increased in 2001 compared to 2000.

    Guarantee fee income for the three months ended June 30, 2001 increased $20,000. Effective July 1, 2000, Capital Crossing Preferred entered into an agreement to make certain assets available to be pledged in connection with borrowings of Capital Crossing from the FHLBB. Capital Crossing Preferred receives an annual fee of $80,000 from Capital Crossing under this agreement.

    Loan servicing and advisory services for the three months ended June 30, 2001 decreased $32,000 or 24.2%, to $100,000 compared to $132,000 for the three months ended June 30, 2000. This decrease is due to the overall decrease in the size of the loan portfolio.

    General and administrative expenses for the three months ended June 30, 2001 decreased $8,000, or 29.6%, to $19,000 compared to $27,000 for the three months ended June 30, 2000. This decrease is due primarily to a decrease in professional services, including consulting and legal services.

    Preferred stock dividends increased as a result of dividends on Series C preferred stock issued on May 31, 2001.

    We intend to pay dividends on our preferred stock and common stock in amounts necessary to continue to preserve our status as REIT under the Internal Revenue Code.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

    Net income available to common stockholders increased $1.3 million, or 14.6%, to $10.1 million for the six months ended June 30, 2001 compared to $8.8 million for the six months ended June 30, 2000. Total interest income increased $1.6 million, or 16.4%, to $11.2 million for the six months ended June 30, 2001, compared to $9.6 million for the six months ended June 30, 2000. Interest income from loans for the six months ended June 30, 2001 increased $536,000, or 6.08%, to $9.4 million compared to $8.8 million for the six months ended June 30, 2000.

    The yields on Capital Crossing Preferred's earning assets are summarized as follows:

                                                              SIX MONTHS ENDED JUNE 30,
                                           ---------------------------------------------------------------
                                                        2001                             2000
                                           ------------------------------   ------------------------------
                                           AVERAGE    INTEREST              AVERAGE    INTEREST
                                           BALANCE     INCOME     YIELD     BALANCE     INCOME     YIELD
                                           --------   --------   --------   --------   --------   --------
                                                               (DOLLARS IN THOUSANDS)
Loans, net...............................  $150,873   $ 9,359     12.51%    $161,404    $8,823     10.99%
Interest-bearing deposits................    75,018     1,830      4.92       43,640       787      3.63
                                           --------   -------     -----     --------    ------     -----
                                           $225,891   $11,189      9.99%    $205,044    $9,610      9.43%
                                           ========   =======     =====     ========    ======     =====

    The weighted average yield on interest-earning assets increased to 9.99% for the six months ended June 30, 2001 from 9.43% for the six months ended June 30, 2000. For the six months ended June 30, 2001 and 2000, the yield on the loan portfolio was 12.51% and 10.99%, respectively. This increase is primarily a result of an increase in income recognized at the time individual loan pay-offs. Average loans, net for the six months ended June 30, 2001 totaled
$150.9 million compared to $161.4 million for the six months ended June 30, 2000. This decrease is due primarily to pay-offs and amortization on loans during the period.

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

    When a loan is paid off, the excess of any cash received over the net investment is recorded as interest income. In addition to the amount of purchase discount that is recognized at that time, income may also include interest owed by the borrower prior to Capital Crossing's acquisition of the loan, interest collected if on non-accrual status and other loan fees ("other interest and fee income"). The following table sets forth, for the periods indicated, the components of interest and fees on loans and leases. We can not assure you that future interest income, including the yields and related level of such income, or the relative portion attributable to loan pay-offs as compared to other sources, will increase or remain the same in the future.

                                                                      SIX MONTHS ENDED JUNE 30,
                                                              -----------------------------------------
                                                                     2001                  2000
                                                              -------------------   -------------------
                                                              INTEREST              INTEREST
                                                               INCOME     YIELD      INCOME     YIELD
                                                              --------   --------   --------   --------
                                                                       (DOLLARS IN THOUSANDS)
Regularly scheduled interest and accretion income...........   $7,774     10.39%     $8,308     10.35%
Interest and fee income recognized on loan pay-offs:
  Non-amortizing discount...................................      911      1.22         259      0.32
  Amortizing discount.......................................      437      0.58         241      0.30
  Other interest and fee income.............................      237      0.32          15      0.02
                                                               ------     -----      ------     -----
                                                                1,585      2.12         515      0.64
                                                               ------     -----      ------     -----
                                                               $9,359     12.51%     $8,823     10.99%
                                                               ======     =====      ======     =====

    The amount of loan payoffs and related income is influenced by several factors, including the interest rate environment, the real estate market in particular areas, the timing of transactions, and circumstances related to individual borrowers and loans.

    The average balance of interest-bearing deposits increased $31.4 million to $75.0 million for the six months ended June 30, 2001, compared to $43.6 million for 2000 as a result of cash accumulated from loan payments and the proceeds from the issuance of Series C preferred stock. The yield on interest-bearing deposits increased in 2001 because the rate paid by the Bank on the money market account held by Capital Crossing Preferred increased in 2001 compared to 2000.

    Guarantee fee income for the six months ended June 30, 2001 increased $40,000. Effective July 1, 2000, Capital Crossing Preferred entered into an agreement to make certain assets available to be pledged in connection with borrowings of Capital Crossing from the FHLBB. Capital Crossing Preferred receives an annual fee of $80,000 from Capital Crossing under this agreement.

    Other real estate owned income of $245,000 for the six months ended June 30, 2000, consisted of the gain on sale of one property.

    General and administrative expenses for the six months ended June 30, 2001 decreased $62,000, or 62.6%, to $37,000 compared to $99,000 for the six months ended June 30, 2000. This decrease was due primarily to a decrease in professional services, including consulting and legal services.

FINANCIAL CONDITION

INTEREST-BEARING DEPOSITS WITH CAPITAL CROSSING BANK

    Interest-bearing deposits consist of a money market account with a balance of $87.8 million at June 30, 2001 and certificates of deposit which totaled $17.5 million at June 30, 2001 and mature in August 2001. At December 31, 2000, interest-bearing deposits consisted of a money market with a balance of $37.7 million and certificates of deposit totaling $17.5 million. The increase in the money market account is a result of cash accumulated from loan pay-offs and proceeds received from the issuance of Series C preferred stock.

LOAN PORTFOLIO

    To date, all of Capital Crossing Preferred's loans have been acquired from Capital Crossing. The following table sets forth information regarding the composition of the loan portfolio at the dates indicated:

                                                        JUNE 30,   DECEMBER 31,
                                                          2001         2000
                                                        --------   ------------
                                                            (IN THOUSANDS)
Mortgage loans on real estate:
  Commercial..........................................  $ 86,381     $ 98,842
  Multi-family residential............................    60,836       72,520
  One-to-four family residential......................     5,340        6,268
  Land................................................       529          587
                                                        --------     --------
    Total.............................................   153,086      178,217
Secured commercial....................................        --          209
Other.................................................        --           29
                                                        --------     --------
    Total loan, gross.................................   153,086      178,455
Less discount:
  Non-amortizing discount (1).........................    (5,109)      (6,704)
  Amortizing discount.................................    (4,579)      (5,262)
  Allowance for loan losses...........................    (3,792)      (3,795)
  Net deferred loan fees..............................       (65)         (82)
                                                        --------     --------
    Loans, net........................................  $139,541     $162,612
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

    At June 30, 2001, there were no non-performing loans. Non-performing loans, net of discount, totaled $220,000 at December 31, 2000.

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

ALLOWANCE FOR LOAN LOSSES

    Capital Crossing Preferred maintains an allowance for loan losses that is increased by provisions charged against earnings, by recoveries of amounts previously charged-off and by allocations of discounts on purchased loans and is reduced by charge-offs on loans. Loans are charged-off when they are deemed to be uncollectible, or partially charged-off when a portion of a loan is deemed uncollectible. Recoveries are generally recorded only when cash payments are received. In general, the loan loss allowance policy requires the maintenance of allowances sufficient to satisfy estimated probable losses arising from impaired loans.

    Capital Crossing Preferred performs reviews of its loan portfolio to identify loans for which specific allocations are considered prudent. Specific allocations include the results of measuring impaired loans under Statement of Financial Accounting Standards No. 114. General risk allocations are determined by a formula whereby the loan portfolio is stratified by loan type and by internal risk rating categories. Loss factors are then applied to each strata based on various considerations including historic loss experience, delinquency trends, current economic conditions, industry standards and regulatory guidelines. An additional allowance is maintained based on a judgmental process whereby management considers qualitative and quantitative assessments of other factors including regional credit concentration, industry concentration, individual borrower concentrations, results of regulatory examinations, historical loss ranges, portfolio composition, economic conditions such as interest rates and energy costs and other changes in the portfolio. The allowance for loan losses is management's estimate of the probable loan losses incurred as of the balance sheet date. Any remaining unallocated portion is reviewed for adequacy in relation to the overall loan portfolio and in recognition of estimates inherent in the calculation methodology. The allowance for loan losses is management's estimate of the probable loan losses incurred as of the balance sheet date and, as such, Capital Crossing Preferred cannot assure you that management's estimates and the allowances for probable loan losses will be proven correct in the future.

    Additional factors influencing the calculation of the allowance for loan losses are particular concentrations within the portfolio, including the geographic concentration of loans in California, which represented approximately 43.9% of the portfolio at June 30, 2001 and concentration of loans to individual borrowers.

    Capital Crossing Preferred also considers historical losses in assessing the adequacy of the allowance for loan losses. Due to the limited operating history of the Capital Crossing Preferred, historical losses are not currently an indicator of losses inherent in the portfolio. Management will continue to monitor historical losses to assess the adequacy of the allowance for loan losses.

    The following table sets forth an analysis of the allowance for loan losses for the periods indicated:

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                          -------------------   -------------------
                                                            2001       2000       2001       2000
                                                          --------   --------   --------   --------
                                                                       (IN THOUSANDS)
Balance at beginning of period..........................   $3,792     $2,855     $3,795     $2,855
Transfer from Capital Crossing with loans acquired......       --      1,215         --      1,215
Transfer to Capital Crossing with loans sold............       --         --         (3)        --
                                                           ------     ------     ------     ------
Balance at end of period................................   $3,792     $4,070     $3,792     $4,070
                                                           ======     ======     ======     ======

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

    The following table sets forth certain information relating to the activity in the non-amortizing discount for the periods indicated:

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                          -------------------   -------------------
                                                            2001       2000       2001       2000
                                                          --------   --------   --------   --------
                                                                       (IN THOUSANDS)
Balance at beginning of period..........................   $5,571     $7,316     $6,704     $7,318
Transfers to amortizing portion, net....................     (391)      (395)    (1,013)      (388)
Additions in connection with loans acquired.............       --      1,022         --      1,022
Net reductions related to resolutions and
  restructures..........................................      (71)        --       (398)        (9)
Non-amortizing discount relating to loans sold to
  Capital Crossing Bank.................................       --         --       (184)        --
                                                           ------     ------     ------     ------
Balance at end of period................................   $5,109     $7,943     $5,109     $7,943
                                                           ======     ======     ======     ======

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

SIGNIFICANT CONCENTRATION OF CREDIT RISK

    Concentration of credit risk generally arises with respect to Capital Crossing Preferred's loan portfolio when a significant number of borrowers engage in similar business activities, or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of Capital Crossing Preferred's performance to both positive and negative developments affecting a particular industry or geographical region. Capital Crossing Preferred's balance sheet exposure to geographic concentrations directly affects the credit risk of the loans within its loan portfolio. At
June 30, 2001, 30.6% and 43.9%, respectively, of Capital Crossing Preferred's total loan portfolio consisted of loans located in New England and California. At December 31, 2000, 31.2% and 41.8%, respectively, of Capital Crossing Preferred's total loan portfolio consisted of loans located in New England and California. Consequently, the portfolio may experience a higher default rate, than its current default rate, in the event of adverse economic, political or business developments or natural hazards in New England or California that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages.

LIQUIDITY RISK MANAGEMENT

    The objective of liquidity risk management is to ensure the availability of sufficient cash flows to meet all of Capital Crossing Preferred's financial commitments and to capitalize on opportunities for Capital Crossing Preferred's business expansion. In managing liquidity risk, Capital Crossing Preferred takes into account various legal limitations placed on REITs.

    Capital Crossing Preferred's principal liquidity needs are:

(1) to increase the current portfolio size through the acquisition of additional mortgage assets as mortgage assets currently in the loan portfolio mature, pay down or prepay, and

(2) to pay dividends on the Series A and Series C preferred shares and common shares.

    The acquisition of additional mortgage assets is intended to be funded primarily through repayment of principal balances of mortgage assets by individual borrowers. Capital Crossing Preferred does not have and does not anticipate having any material capital expenditures. To the extent that the Board of Directors determines that additional funding is required, Capital Crossing Preferred may raise such funds through additional equity offerings, debt financing or retention of cash flow (after consideration of provisions of the Internal Revenue Code requiring the distribution by a REIT of at least 90% of its REIT taxable income and taking into account taxes that would be imposed on undistributed income), or a combination of these methods. Except for its obligation to guarantee certain commitments of Capital Crossing, Capital Crossing Preferred does not currently intend to incur any indebtedness. The organizational documents of Capital Crossing Preferred limit the amount of indebtedness, including intercompany advances made by Capital Crossing to Capital Crossing Preferred, which it is permitted to incur without the approval of the Series A and the Series C preferred stockholders to no more than 100% of the total stockholders' equity of Capital Crossing Preferred.

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

A DECLINE IN THE BANK'S CAPITAL LEVELS MAY RESULT IN THE SERIES A AND SERIES C PREFERRED SHARES BEING SUBJECT TO AUTOMATIC EXCHANGE INTO PREFERRED SHARES OF THE BANK

    The returns from an investment in the Series A or Series C preferred shares will depend to a significant extent on the performance and capital of the Bank. A significant decline in the performance and capital levels of the Bank or the placement of the Bank into bankruptcy, reorganization, conservatorship or receivership could result in the automatic exchange of the Series A and Series C preferred shares for preferred shares of the Bank, which would represent an investment in the Bank and not in us. Under these circumstances:

    - a holder of Series A or Series C preferred shares would be a preferred stockholder of the Bank at a time when the Bank's financial condition was deteriorating or when the Bank had been placed into bankruptcy, reorganization, conservatorship or receivership and, accordingly, it is unlikely that the Bank would be in a financial position to pay any dividends on the preferred shares of the Bank. An investment in the Bank is also subject to risks that are distinct from the risks associated with an investment in us. For example, an investment in the Bank would involve risks relating to the capital levels of, and other federal and state regulatory requirements applicable to, the Bank, and the performance of the Bank's overall loan portfolio and other business lines. The Bank also has significantly greater liabilities and significantly less stockholders' equity than we do;

    - if a liquidation of the Bank occurs, the claims of depositors and creditors of the Bank and of the FDIC would have priority over the claims of holders of the preferred shares of the Bank, and therefore, a holder of Series A and Series C preferred shares likely would receive substantially less than such holder would receive had the Series A and Series C preferred shares not been exchanged for preferred shares of the Bank; and

    - the exchange of the Series A or Series C preferred shares for preferred shares of the Bank would be a taxable event to a holder of Series A or Series C preferred shares under the Internal Revenue Code, and such holder would incur a gain or a loss, as the case may be, measured by the difference between such holder's basis in the Series A or Series C preferred shares and the fair market value of the Bank preferred shares received in the exchange.

BECAUSE OF OUR OBLIGATIONS TO CREDITORS, WE MAY NOT BE ABLE TO MAKE DIVIDEND OR LIQUIDATION PAYMENTS TO HOLDERS OF THE SERIES A AND SERIES C PREFERRED SHARES

    The Series A and Series C preferred shares rank:

    - junior to our borrowings, including claims of the FHLBB for amounts due or which may become due under our guarantee of the Bank's obligations to the FHLBB, and any other obligations to our creditors upon our liquidation; and

    - senior to our common stock and our Series B preferred stock with regard to payment of dividends and amounts upon liquidation.

    If we incur significant indebtedness, we may not have sufficient funds to make dividend or liquidation payments on the Series A or Series C preferred shares. Upon our liquidation our obligations to our creditors would rank senior to the Series A and Series C preferred shares. At June 30, 2001, we had approximately $507,000 in accounts payable and other liabilities which, upon our liquidation, would be required to be paid before any payments could be made to holders of the Series A or Series C preferred shares. In addition, upon our liquidation, dissolution or winding up, if we do not have sufficient funds to pay the full liquidation amount to the holders of the Series A and Series C preferred shares, such holders may receive less than the $10.00 per share liquidation amount.

    The terms of the Series A and Series C preferred shares limit our ability to incur debt in excess of 100% of our stockholders' equity without the approval of the holders of all of the outstanding Series A and Series C preferred shares but do not require that we obtain the approval of the holders of the Series A and Series C preferred shares to issue additional series of preferred shares which rank equal to the Series A and Series C preferred shares as to payment of dividends or amount upon liquidation. As a result, subject to these limitations, we may incur obligations which may further limit our ability to make dividend or liquidation payments in the future.

BANK REGULATORS MAY LIMIT OUR ABILITY TO IMPLEMENT OUR BUSINESS PLAN AND MAY RESTRICT OUR ABILITY TO PAY DIVIDENDS

    Because we are a subsidiary of the Bank, federal and state regulatory authorities will have the right to examine us and our activities and under certain circumstances, to impose restrictions on the Bank or us which could impact our ability to conduct our business according to our business plan, which could materially adversely affect our financial condition and results of operations:

    - if the Bank's regulators determine that the Bank's relationship to us results in an unsafe and unsound banking practice, the regulators could restrict our ability to transfer assets, to make distributions to our stockholders, including dividends on our Series A and Series C preferred shares, or to redeem shares of Series A and Series C preferred stock or even require the Bank to sever its relationship with or divest its ownership interest in us. Such actions could potentially result in our failure to qualify as a REIT.

    - payment of dividends on the Series A and Series C preferred shares could also be subject to regulatory limitations if the Bank becomes undercapitalized. The Bank will be deemed undercapitalized if its total risk-based capital ratio is less than 8.0%, its Tier 1 risk-based capital ratio is less than 4.0% or its Tier 1 leverage ratio is less than 4.0%. At June 30, 2001, the Bank had a total risk-based capital ratio of 15.94%, a Tier 1 risk-based capital ratio of 14.68% and a Tier 1 leverage ratio of 10.91%, which is sufficient for the Bank to be considered well-capitalized. As part of its common stock repurchase program, the Bank has agreed with the FDIC to maintain, for so long as the repurchase program continues, capital levels of one percent in excess of the regulatory minimums required to be categorized as well-capitalized. We cannot assure you that the Bank will be well-capitalized under applicable regulations as of any future date. For purposes of calculating these capital ratios as a percentage of the Bank's risk-weighted assets, as opposed to its total assets, the Bank's assets are assigned to risk categories based on the relative credit risk of the asset in question. These risk weights consist of 0% for assets deemed least risky such as cash, claims backed by the full faith and credit of the U.S. government, and balances due from Federal Reserve banks; 20% for assets deemed slightly more risky such as portions of obligations conditionally guaranteed by the U.S. government or federal funds sold; 50% for assets deemed still more risky such as government issued-revenue bonds, one-to-four family residential first mortgage loans and well-collateralized multi-family residential first mortgage loans; and 100% for all other assets, including private sector loans such as commercial mortgage loans as well as bank-owned real estate.

    - while we believe that dividends on the Series A and Series C preferred shares should not be considered distributions by the Bank, the FDIC may not agree with this position. Under FDIC regulations on capital distributions, the ability of the Bank to make a capital distribution varies depending primarily on the Bank's earnings and regulatory capital levels. Capital distributions are defined to include payment of dividends, stock repurchases, cash-out mergers and other distributions charged against the capital accounts of an institution. The FDIC could limit or prohibit the payment of dividends on the Series A and Series C preferred shares if it determines that the payment of those dividends is a capital distribution by the Bank and that the Bank's earnings and regulatory capital levels are below specified levels.

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

OUR LOANS ARE CONCENTRATED IN CALIFORNIA AND NEW ENGLAND AND ADVERSE CONDITIONS IN THOSE MARKETS COULD ADVERSELY AFFECT OUR OPERATIONS

    Properties underlying our current mortgage assets are concentrated primarily in California and New England. As of June 30, 2001, approximately 43.9% of our mortgage assets were secured by properties located in California and 30.6% in New England. Adverse economic, political or business developments or natural hazards may affect these areas and the ability of property owners in these areas to make payments of principal and interest on the underlying mortgages. If either region experienced adverse economic, political or business conditions, we would likely experience higher rates of loss and delinquency on our mortgage loans than if our loans were more geographically diverse. Additionally, California has recently experienced dramatic increases in energy prices and periodic supply shortages. However, the vast majority of the properties underlying our current mortgage assets in California are located in southern California which continues to show signs of a strong economy despite the recent energy problems and we do not believe these energy problems will materially impact the portion of our mortgage assets secured by properties located in California.

A SUBSTANTIAL MAJORITY OF OUR LOANS WERE ORIGINATED BY OTHER PARTIES WHOSE LEVEL OF DUE DILIGENCE MAY BE DIFFERENT THAN THE BANK'S LEVEL OF DUE DILIGENCE

    At June 30, 2001, approximately 88.5% of our loan portfolio consisted of loans originated by third parties that were purchased by the Bank and subsequently acquired by us from the Bank. Because these loans were originated by third parties, the Bank generally is not able to conduct the same level of due diligence on these loans that it would have conducted had it originated them. Generally, while the Bank conducts an acquisition review, it relies on the underwriting standards of the parties originating the loans it acquires. The standards of these loan originators may be substantially different than those of the Bank. These differences may include less rigorous appraisal requirements and debt service coverage ratios, and less rigorous analysis of property location and environmental factors, building condition and age, tenant quality, compliance with zoning regulations, any use restrictions, easements or right of ways that may impact the value and the borrower's ability to manage the property. Other disadvantages of purchased loans versus originated loans may include the lack of current financial information, incomplete legal documentation and outdated appraisals.

MORE THAN HALF OF OUR LOAN PORTFOLIO IS MADE UP OF COMMERCIAL MORTGAGE LOANS WHICH ARE RISKIER THAN OTHER TYPES OF LOANS

    Commercial mortgage loans constituted approximately 56.4% of the loans in our loan portfolio at June 30, 2001 and generally subject us to greater risks than other types of loans. Our commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, tend to have shorter maturities than residential mortgage loans and may not be fully amortizing, meaning that they have a principal balance or "balloon" payment due on maturity. The commercial real estate properties underlying our commercial mortgage loans also tend to be unique and are more difficult to value than residential real estate properties. They are also subject to relatively greater environmental risks than other types of loans and to the corresponding burdens and costs of compliance with environmental laws and regulations. Because of these risks related to our commercial mortgage loans, we may experience higher rates of default on our mortgage loans than we would if our loan portfolio was more diversified and included a greater number of residential and other mortgage loans.

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

WE COULD BE HELD RESPONSIBLE FOR ENVIRONMENTAL LIABILITIES OF PROPERTIES WE ACQUIRE THROUGH FORECLOSURE

    Approximately 56.4% of the loans in our portfolio at June 30, 2001 were commercial mortgage loans, which generally are subject to relatively greater environmental risks than other types of loans. If we are forced to foreclose on a defaulted mortgage loan to recover our investment we may be subject to environmental liabilities related to the underlying real property. Hazardous substances or wastes, contaminants, pollutants or sources thereof may be discovered on properties during our ownership or after a sale to a third party. The amount of environmental liability could exceed the value of the real property. There can be no assurance that we would not be fully liable for the entire cost of any removal and clean-up on an acquired property, that the cost of removal and clean-up would not exceed the value of the property or that we could recoup any of the costs from any third party. In addition, we may find it difficult or impossible to sell the property prior to or following any such remediation.

TAX RISKS RELATED TO REITS

IF WE FAIL TO QUALIFY AS A REIT, WE WILL BE SUBJECT TO FEDERAL INCOME TAX AT
  REGULAR CORPORATE RATES

    If we fail to qualify as a REIT for any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. As a result, the amount available for distribution to our stockholders, would be reduced for the year or years involved. In addition, unless entitled to relief under statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. The failure to qualify as a REIT would reduce our net earnings available for distribution to our stockholders, because of the additional tax liability for the year or years involved. Our failure to qualify as a REIT would not by itself give us the right to redeem the Series A preferred shares or Series C preferred shares nor would it give the holders of the Series A or Series C preferred shares the right to have their shares redeemed. Although we currently intend to operate in a manner designed to qualify as a REIT, future economic, market, legal, tax or other considerations may cause us to determine that it is in our best interest and in the best interest of holders of our common stock and preferred stock to revoke our REIT election. The tax law prohibits us from electing treatment as a REIT for the four taxable years following the year of any such revocation.

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

    To maintain our status as a REIT, not more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals, as defined in the Internal Revenue Code, or the Code, to include certain entities, during the last half of each taxable year. We currently satisfy this requirement because for this purpose our common stock held by the Bank is treated as held by the Bank's stockholders. However, it is possible that the ownership of the Bank might become sufficiently concentrated in the future such that five or fewer individuals would be treated as having constructive ownership of more than 50% of the value of our stock. We may have difficulty monitoring the daily ownership and constructive ownership of our outstanding shares and, therefore, we cannot assure you that we will continue to meet the share ownership requirement. This risk may be increased in the future as the Bank implements its common stock repurchase program because repurchases may cause ownership in the Bank to become more concentrated. In addition, while the fact that the Series A preferred shares and the Series C preferred shares may be redeemed or exchanged will not affect our REIT status prior to any such redemption or exchange, the redemption or exchange of all or a part of the Series A and Series C preferred shares could adversely affect our ability to satisfy the share ownership requirements in the future.

WE MAY REDEEM THE SERIES A AND SERIES C PREFERRED SHARES AT ANY TIME UPON THE
  OCCURRENCE OF A TAX EVENT

    At any time following the occurrence of certain changes in the tax laws or regulations concerning REITs, we will have the right to redeem the Series A and Series C preferred shares in whole, subject to the prior written approval of the FDIC. We would have the right to redeem the Series A and Series C preferred shares if we received an opinion of counsel to the effect that, as a result of changes to the tax laws or regulations:

(1) dividends paid by us with respect to our capital stock are not fully deductible by us for income tax purposes; or

(2) we are otherwise unable to qualify as a REIT.

    The occurrence of such changes in the tax laws or regulations will not, however, give the holders of the Series A or Series C preferred shares any right to have their shares redeemed.

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

    FUTURE MODIFICATIONS OF THE ADVISORY AGREEMENT OR MASTER SERVICE
AGREEMENT. Should we seek to modify either the advisory agreement or the master service agreement, we would rely upon our officers, all of whom are also officers of the Bank, and/or our directors, half of whom are also officers of the

Bank. Thus, our officers and/or directors would be responsible for taking positions with respect to such agreements that, while in our best interests, would not be in the best interests of the Bank. Although the termination, modification or decision not to renew the advisory agreement and/or the master service agreement requires the approval of a majority of our independent directors, the Bank, as holder of all of our outstanding common stock, controls the election of all our directors, including the independent directors. We cannot assure you that such modifications will be on terms as favorable to us as those that could have been obtained from unaffiliated third parties.

    THE TERMS OF OUR GUARANTEE OF OBLIGATIONS OF THE BANK. We have guaranteed all of the obligations of the Bank under advances the Bank may receive from time to time from the Federal Home Loan Bank of Boston, and have agreed to pledge a significant amount of our assets in connection with those advances. The assets we pledge to the FHLBB will vary from time to time; however, the potential exists for us to pledge all of our assets to the FHLBB to secure advances to the Bank. In addition, the Bank has pledged to the FHLBB all of the shares of our capital stock it owns as collateral for its FHLBB borrowings. Under the terms of the pledge, if the Bank becomes undercapitalized the FHLBB may require the Bank to dissolve Capital Crossing Preferred such that the assets of Capital Crossing Preferred are distributed to the Bank. In this circumstance the holders of Series A and Series C Preferred shares, would receive their liquidation preference only to the extent there are available assets of Capital Crossing Preferred following satisfaction of our outstanding obligations, including our guarantee of the Bank's FHLBB borrowings. At June 30, 2001, approximately
$35.3 million, or 14%, of our assets have been pledged to and accepted by the FHLBB to secure advances to the Bank. The Bank has also agreed that it will not request or accept advances from the FHLBB in excess of Capital Crossing Preferred's total stockholders equity, less the stockholders equity attributable to the Series A and Series C preferred shares. As of June 30, 2001, this restriction would limit the Bank's ability to receive advances in excess of approximately $213.2 million. As of June 30, 2001, the Bank had $139.0 million in outstanding FHLBB borrowings. The guarantee and pledge were approved by our independent directors, subject to certain requirements and limitations, including the requirement that the Bank pay us a guarantee fee. Any default by the Bank on its obligations which would require us to satisfy our guarantee could adversely affect out business and our ability to make timely payments of dividends.

    THE MASTER LOAN PURCHASE AGREEMENT WAS NOT THE RESULT OF ARM'S-LENGTH NEGOTIATIONS. We acquire loans pursuant to the master mortgage loan puchase agreement between us and the Bank, at an amount equal to the Bank's net carrying value for those mortgage assets. While we believe that the master mortgage loan puchase agreement was fair to all parties and consistent with market terms, all of our officers and half of our directors are also officers and/or directors of the Bank and/or affiliates of the Bank. The Bank, as holder of all of our outstanding common stock, controls the election of all our directors, including the independent directors. We cannot assure you that the master mortgage loan purchase agreement was entered into on terms as favorable to us as those that could have been obtained from unaffiliated third parties.

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

WE MAY PAY MORE THAN FAIR MARKET VALUE FOR MORTGAGES WE PURCHASE FROM THE BANK BECAUSE WE DO NOT ENGAGE IN ARM'S-LENGTH NEGOTIATIONS WITH THE BANK

    We acquire mortgage assets from the Bank under a master mortgage loan purchase agreement between us and the Bank, at an amount equal to the Bank's net carrying value for those mortgages assets, regarding the consideration to be paid. Because the Bank is an affiliate of ours, we do not engage in any arms length negotiations. Accordingly, if the Bank's net carrying value exceeds the fair market value of the mortgage assets, we would pay the Bank more than the fair market value for those mortgage assets.

A DECLINE IN INTEREST RATES COULD REDUCE OUR EARNINGS AND AFFECT OUR ABILITY TO PAY DIVIDENDS

    Our income consists primarily of interest earned on our mortgage assets and short-term investments. A significant portion of our mortgage assets bear interest at adjustable rates. If there is a decline in interest rates, then we will experience a decrease in income available to be distributed to our stockholders. If interest rates decline, we may also experience an increase in prepayments on our mortgage assets and may find it difficult to purchase additional mortgage assets bearing rates sufficient to support payment of dividends on the Series A and Series C preferred shares. Because the dividend rates on the Series A and Series C preferred shares are fixed, a significant decline in interest rates could materially adversely affect our ability to pay dividends on the Series A and Series C preferred shares.

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

    The following table sets forth Capital Crossing Preferred's interest-rate sensitive assets categorized by repricing dates and weighted average rates at June 30, 2001. For fixed rate instruments, the repricing date is the maturity date. For adjustable-rate instruments, the repricing date is deemed to be the earliest possible interest rate adjustment date. Assets that are subject to immediate repricing are placed in the overnight column.

                                                        WITHIN     ONE TO     TWO TO    THREE TO   FOUR TO      OVER
                                                         ONE        TWO       THREE       FOUR       FIVE       FIVE
                                           OVERNIGHT     YEAR      YEARS      YEARS      YEARS      YEARS      YEARS      TOTAL
                                           ---------   --------   --------   --------   --------   --------   --------   --------
                                                                           (DOLLARS IN THOUSANDS)
RATE-SENSITIVE ASSETS:
Interest-bearing deposits................  $105,419    $     --   $    --     $   --     $   --     $   --     $   --    $105,419
Average interest rate....................      4.06%
Fixed-rate loans(1)......................        --      29,756     6,887      4,793      3,321      2,063      3,909      50,729
Average interest rate....................                  9.25%     8.81%      8.85%      8.89%      8.87%      8.58%
Adjustable-rate loans(1).................    22,149      71,908     5,244        386      2,605         --         --     102,292
Average interest rate....................      8.42%       8.19%    10.10%      8.36%      7.77%
                                           --------    --------   -------     ------     ------     ------     ------    --------
      Total rate-sensitive assets........  $127,568    $101,664   $12,131     $5,179     $5,926     $2,063     $3,909    $258,440
                                           ========    ========   =======     ======     ======     ======     ======    ========

------------------------------

(1) Loans are presented at gross amounts before deducting discounts on purchased loans, the allowance for loan losses and net deferred loan income.

    Based on Capital Crossing Preferred's experience, management applies the assumption that, on average, approximately 20% of the outstanding fixed and adjustable rate loans will prepay annually. The above table does not include loans which have been placed on non-accrual status.

    At June 30, 2001, the fair value of net loans was $144,517,000, as compared to the net carrying value of net loans of $139,541,000. The fair value of interest-bearing deposits approximates carrying value.

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

ITEM 2. CHANGES IN SECURITIES AND USES OF PROCEEDS

    (a) Not applicable

    (b) Capital Crossing Preferred completed its public offering of 1,600,000 Series C preferred shares on May 31, 2001and sold an additional 240,000 Series C preferred shares in connection with the underwriters' exercise of their allotment option. The Series C preferred shares rank senior to the common stock and Series C preferred stock and on parity with its Series A preferred stock as to dividends and liquidation rights.

    (c) Not applicable.

    (d) Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

    By written consent dated June 7, 2001, the sole common stockholder of Capital Crossing Preferred (1) established the number of Directors at six members and (2) elected the following individuals as its Directors: Nicholas W. Lazares, Richard Wayne, John L. Champion, Jeffrey Ross, Michael J. Fox, M.D., and Anthony L. Rodes.

    By written consent dated May 25, 2001, the sole common stockholder of Capital Crossing Preferred approved the amended and restated articles of organization and other matters pertaining to the public offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)

EXHIBIT NO.                           DESCRIPTION
-----------   ------------------------------------------------------------
   3.1        Restated Articles of Organization of Capital Crossing
              Preferred Corporation (Incorporated by reference to
              Exhibit 3.2 of Capital Crossing Preferred Corporation's
              registration statement on Form S-11 (No. 333-57044, filed
              April 25, 2001, as amended.)

    (b) None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     CAPITAL CROSSING PREFERRED CORPORATION

                                                       OVERLAND EXPRESS, INC.

                                                       By:              /s/ RICHARD WAYNE
                                                            -----------------------------------------
                                                                          Richard Wayne
Date: August 10, 2001                                        PRESIDENT (PRINCIPAL EXECUTIVE OFFICER)

                                                       By:             /s/ JOHN L. CHAMPION
                                                            -----------------------------------------
                                                                         John L. Champion
Date: August 10, 2001                                        TREASURER (PRINCIPAL FINANCIAL OFFICER)