Form 10-Q
period 2001-09-30
CAPITAL CROSSING PREFERRED CORP
filed 2001-11-14
CIK 1072806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

Commission File Number 000-25193

CAPITAL CROSSING PREFERRED CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-3439366
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

101 Summer Street	02110
Boston, Massachusetts	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (617) 880-1000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

The number of shares outstanding of the registrant's sole class of common stock was 100 shares, $.01 par value per share, as of November 9, 2001.

Capital Crossing Preferred Corporation

Table of Contents

PART I – Financial Information

Item 1.	Financial Statements

	a)	Balance Sheets

	b)	Statements of Income

	c)	Statements of Changes in Stockholders' Equity

	d)	Statements of Cash Flows

	e)	Notes to Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Risk Factors and Other Factors Affecting Forward-Looking Statements

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

PART II – Other Information

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Uses of Proceeds

Signatures

PART I

Item 1. Financial Statements

Capital Crossing Preferred Corporation

Balance Sheets

(in thousands, except share data)

	September 30,	December 31,
	2001	2000
	(unaudited)
ASSETS

Cash account with Capital Crossing Bank	$85	$85
Interest-bearing deposits with Capital Crossing Bank	87,736	55,227
Total cash and cash equivalents	87,821	55,312
Certificate of deposit	100	100
Loans, net of deferred loan income	183,166	178,373
Less discount	(15,801)	(11,966)
Less allowance for loan losses	(4,659)	(3,795)

Loans, net	162,706	162,612

Accrued interest receivable	1,007	1,159
Other assets	344	-

	$251,978	$219,183

LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses and other liabilities	$453	$276

Total liabilities	453	276

Stockholders' equity:
Preferred stock, Series A, 9.75% non-cumulative, exchangeable; $.01 par value; $10 liquidation value per share; 1,449,000 shares authorized, 1,416,130 shares issued and outstanding	14	14
Preferred stock, Series B, 8% cumulative, non convertible; $.01 par value; $1,000 liquidation value per share plus accrued dividends; 1,000 shares authorized, 941 and 946 shares issued and outstanding, respectively	-	-
Preferred stock, Series C, 10.25% non-cumulative, exchangeable; $.01 par value; $10 liquidation value per share; 1,840,000 shares authorized, issued and outstanding at September 30, 2001	18	-
Common stock, $.01 par value, 100 shares authorized, issued and outstanding	-	-
Additional paid-in capital	235,742	218,893
Retained earnings	15,751	-

Total stockholders' equity	251,525	218,907

	$251,978	$219,183

See accompanying notes to financial statements.

Capital Crossing Preferred Corporation

Statements of Income

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
	(in thousands)
Interest income:
Interest and fees on loans	$5,616	$5,278	$14,975	$14,101
Interest on interest-bearing deposits	1,002	920	2,832	1,707
Total interest income	6,618	6,198	17,807	15,808

Other income:
Guarantee fee income	20	20	60	20

Operating expenses:
Loan servicing and advisory services	103	132	322	357
Other real estate owned income	-	-	-	(245)
Gain on sale of loans	-	(123)	-	(123)
Other general and administrative	30	21	67	120
Total operating expenses	133	30	389	109

Net income	6,505	6,188	17,478	15,719

Preferred stock dividends	836	364	1,727	1,095

Net income available to common stockholder	$5,669	$5,824	$15,751	$14,624

See accompanying notes to financial statements.

Capital Crossing Preferred Corporation

Statements of Changes in Stockholders' Equity

(unaudited)

	Nine Months Ended September 30, 2001
			Preferred Stock		Preferred Stock		Preferred Stock		Additional		Total
	Common Stock		Series A		Series B		Series C		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
	(dollars in thousands)

Balance at December 31, 2000	100	$-	1,416,130	$14	946	$-	-	$-	$218,893	$-	$218,907
Net income	-	-	-	-	-	-	-	-	-	17,478	17,478
Issuance of preferred stock, Series C	-	-	-	-	-	-	1,840,000	18	16,854	-	16,872
Dividends on preferred stock, Series A	-	-	-	-	-	-	-	-	-	(1,036)	(1,036)
Cumulative dividends on preferred stock, Series B	-	-	-	-	-	-	-	-	-	(57)	(57)
Dividends on preferred stock, Series C	-	-	-	-	-	-	-	-	-	(634)	(634)
Repurchase of preferred stock, Series B	-	-	-	-	(5)	-	-	-	(5)	-	(5)
Balance at September 30, 2001	100	$-	1,416,130	$14	941	$-	1,840,000	$18	$235,742	$15,751	$251,525

	Nine Months Ended September 30, 2000
			Preferred Stock		Preferred Stock		Preferred Stock		Additional		Total
	Common Stock		Series A		Series B		Series C		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
	(dollars in thousands)

Balance at December 31, 1999	100	$-	1,416,130	$14	1,000	$-	-	$-	167,839	$814	$168,667
Net income	-	-	-	-	-	-	-	-	-	15,719	15,719
Capital contribution from common stockholder	-	-	-	-	-	-	-	-	80,433	-	80,433
Dividends on preferred stock, Series A	-	-	-	-	-	-	-	-	-	(1,036)	(1,036)
Cumulative dividends on preferred stock, Series B	-	-	-	-	-	-	-	-	-	(59)	(59)
Repurchase of preferred stock, Series B	-	-	-	-	(39)	-	-	-	(39)	-	(39)
Common stock dividend	-	-	-	-	-	-	-	-	-	(1,262)	(1,262)
Balance at September 30, 2000	100	$-	1,416,130	$14	961	$-	-	$-	$248,233	$14,176	$262,423

See accompanying notes to financial statements.

Capital Crossing Preferred Corporation

Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2001	2000
	(in thousands)
Cash flows from operating activities:
Net income	$17,478	$15,719
Adjustments to reconcile net income to net cash from operating activities:
Net gain on sale and disposition of other real estate owned	-	(245)
Gain on sale of loans	-	(123)
Other, net	164	294

Net cash from operating activities	17,642	15,645

Cash flows from investing activities:
Amortization and payoffs on loans	34,402	34,101
Purchase of loans from Capital Crossing Bank	(34,998)	-
Proceeds from sales of loans	167	2,030
Sales of other real estate owned	-	679

Net cash (used in) from investing activities	(429)	36,810

Cash flows from financing activities:
Issuance of preferred stock, Series C	16,872	-
Repurchase of preferred stock, Series B	(5)	(39)
Payment of common stock dividend	-	(1,262)
Payment of preferred stock dividends	(1,571)	(1,095)

Net cash from (used in) financing activities	15,296	(2,396)

Net change in cash and cash equivalents	32,509	50,059
Cash and cash equivalents at beginning of period	55,312	32,433

Cash and cash equivalents at end of period	$87,821	$82,492

Supplemental information:
Dividends declared, not paid, on preferred stock, Series A	115	115
Cumulative dividends accrued, not paid on preferred stock, Series B	19	20
Dividends declared, not paid, on preferred stock, Series C	157	-
Capital contributions from common stockholder in the form of mortgage loans	-	80,433

See accompanying notes to financial statements.

Capital Crossing Preferred Corporation

Notes to Financial Statements

Three and Nine Month Periods Ended September 30, 2001 and 2000

Note 1.   Basis of Presentation

Capital Crossing Preferred Corporation (“Capital Crossing Preferred”), formerly Atlantic Preferred Capital Corporation, is a Massachusetts corporation organized on March 20, 1998, to acquire and hold real estate assets. Capital Crossing Bank (“Capital Crossing” or the “Bank”), a federally insured Massachusetts trust company, owns all of Capital Crossing Preferred’s common stock. The Bank is in compliance with its regulatory capital requirements at September 30, 2001.

On March 31, 1998, Capital Crossing Preferred was initially capitalized with the issuance to the Bank of 100 shares of Capital Crossing Preferred’s common stock, $.01 par value, and 1,000 shares of Series B preferred stock, $.01 par value, with the Bank transferring to Capital Crossing Preferred a portfolio of loans at its estimated fair value of $140,740,000. Such loans were recorded in the accompanying balance sheet at the Bank’s historical cost, which approximated their estimated fair values.

The financial information as of September 30, 2001 and the results of operations for the three and nine months ended September 30, 2001 and 2000, changes in stockholders’ equity and cash flows for the nine months ended September 30, 2001 and 2000 are unaudited; however, in the opinion of management, the financial information reflects all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation in accordance with generally accepted accounting principles.  Interim results are not necessarily indicative of results to be expected for the entire year.  These interim statements are intended to be read in conjunction with the financial statements presented in Capital Crossing Preferred’s Annual Report on Form 10-K as of and for the year ended December 31, 2000.

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for losses on loans, the allocation of purchase discount between amortizing and non-amortizing portions, and the rate at which discount is accreted into interest income.

Note 2.   Issuance of Series C Preferred Stock

                On May 31, 2001, Capital Crossing Preferred completed its public offering of 1,840,000 (including 240,000 shares issued upon the exercise of the underwriters’ overallotment option) Series C preferred shares. The offering was made pursuant to a Registration Statement on Form S-11, originally filed with the Securities and Exchange Commission on March 14, 2001, as amended (Commission File No. 333-57044), which was declared effective on May 24, 2001. The offering commenced on May 25, 2001 and terminated shortly thereafter upon the sale into the public market of all of the registered Series C preferred shares.

The Series C preferred shares form a series of the preferred stock of Capital Crossing Preferred. The Series C preferred shares are validly issued, fully paid and non-assessable. The holders of the Series C preferred shares have no preemptive rights with respect to any shares of our capital stock. The Series C preferred shares are not subject to any sinking fund or other obligation for their repurchase or retirement. The Series C preferred shares are not convertible into any of our other securities. The Series C preferred shares will be exchanged on a one hundred-for-one basis for preferred shares of the Bank if directed by the FDIC under certain circumstances. The Series C preferred shares rank senior to our common stock and Series B preferred stock and on parity with our Series A preferred shares, as to dividends and in liquidation.  Upon our liquidation, any obligations to our creditors at that time, including any amounts due or which may become due under our guarantee of the Bank’s obligations to the Federal Home Loan Bank of Boston, would rank senior to the Series C preferred shares.

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

The right of holders of Series C preferred shares to receive dividends is non-cumulative. Accordingly, if the Board of Directors fails to declare a dividend on the Series C preferred shares for a monthly dividend period, then holders of the Series C preferred shares will have no right to receive the amount of the undeclared dividend for that period, and Capital Crossing Preferred will have no obligation to pay the undeclared dividend for that period, whether or not dividends are declared and paid for any future period with respect to either the Series C preferred shares, any other series of preferred stock or the common stock. If less than full dividends are declared on the Series C preferred shares by the Board of Directors for a monthly dividend period, the holders of the Series C preferred shares will have no right to receive the amount of such undeclared dividends for that period, and we will have no obligation to pay a full dividend for that period, whether or not dividends are declared and paid for any future period with respect to either the Series C preferred shares, any other series of preferred stock or the common stock.

Note 3.  Commitments and Contingencies

Capital Crossing Preferred has guaranteed all of the obligations of the Bank under advances the Bank may receive from time to time from the Federal Home Loan Bank of Boston (“FHLBB”), and has agreed to pledge a significant amount of its assets in connection with those advances.  This guarantee would rank senior to the preferred shares upon liquidation. Capital Crossing Preferred’s obligations under this agreement are limited by applicable laws pertaining to fraudulent conveyance and fraudulent transfer. The assets pledged to the FHLBB will vary from time to time, however the potential exists for Capital Crossing Preferred to pledge all of its assets to the FHLBB to secure advances to the Bank. In addition, the Bank has pledged to the FHLBB all of the shares of Capital Crossing Preferred’s capital stock it owns as collateral for its FHLBB borrowings.  Under the terms of the pledge, if the Bank becomes undercapitalized the FHLBB may require the Bank to dissolve Capital Crossing Preferred such that the assets of Capital Crossing Preferred are distributed to the Bank. In such circumstances, holders of the Series A and Series C preferred stock would receive their liquidation preference only to the extent there are available assets of Capital Crossing Preferred following satisfaction of its outstanding obligations, including its guarantee of the Bank’s FHLBB borrowings.  At September 30, 2001, approximately $45.4 million or 18% of Capital Crossing Preferred’s assets had been pledged to and accepted by the FHLBB to secure advances to the Bank.  The Bank has also agreed that it will not request or accept advances from the FHLBB in excess of Capital Crossing Preferred’s total stockholder’s equity, less the stockholder’s equity attributable to the Series A and Series C preferred shares. As of September 30, 2001, this restriction would limit the Bank’s ability to receive advances in excess of approximately $219.0 million. As of September 30, 2001, the Bank had $139.0 million in outstanding FHLBB borrowings.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements made or incorporated in this Quarterly Report on Form 10-Q include a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements include, without limitation, statements containing the words “anticipates,” “believes,” “estimates,” “assumes”, “expects,” “intends,” “future” and words of similar import which express management’s belief, expectations or intentions regarding the future performance of Capital Crossing Preferred.  These forward-looking statements are made as of the date of this report and we do not undertake to update them at anytime after the date hereof. Capital Crossing Preferred’s actual results could differ materially from those set forth in the forward-looking statements as a result, among other factors, of changes in general, national or regional economic conditions, changes in interest rates, changes in loan default and charge-off rates relating to a decline in the commercial real estate market or otherwise, the possible exchange of the Series A or Series C preferred shares for preferred shares of Capital Crossing at the direction of the FDIC if Capital Crossing becomes or may in the near term become undercapitalized or is placed in conservatorship or receivership, risks associated with mortgage loans generally, and particularly the geographic concentration of Capital Crossing Preferred’s loan portfolio at September 30, 2001 in New England and California, and the failure by Capital Crossing Preferred to maintain its status as a REIT for federal income tax purposes, changes in the assumptions used in making such forward-looking statements, and the factors discussed in the section entitled “Risk Factors and Other Factors Affecting Forward-Looking Statements” of this Form 10-Q.

Results of Operations

Three Months Ended September 30, 2001 and 2000

Net income available to common stockholders decreased $155,000, or 2.7%, to $5.7 million for the three months ended September 30, 2001 compared to $5.8 million for the three months ended September 30, 2000.  This decrease is primarily attributable to an increase in preferred stock dividends partially offset by an increase in interest income.  Dividends on preferred stock increased $472,000, or 129.7%, to $836,000 for the three months ended September 30, 2001, compared to $364,000 for the three months ended September 30, 2000 as a result of the issuance of the Series C preferred stock on May 31, 2001. Total interest income increased $420,000, or 6.8%, to $6.6 million for the three months ended September 30, 2001, compared to $6.2 million for the three months ended September 30, 2000.  Interest income from loans for the three months ended September 30, 2001 increased $338,000, or 6.4%, to $5.6 million compared to $5.3 million for the three months ended September 30, 2000.

The following table sets forth the yields on Capital Crossing Preferred's earning assets for the periods indicated:

	Three Months Ended September 30,
	2001			2000
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield
	(dollars in thousands)

Loans, net (1)	$151,242	$5,616	14.73%	$194,154	$5,278	10.81%
Interest-bearing deposits	100,500	1,002	3.96	67,060	920	5.46
	$251,742	$6,618	10.43%	$261,214	$6,198	9.44%

(1) Non-performing loans are excluded from average balance calculations.

The weighted average yield on interest-earning assets increased to 10.43% for the three months ended September 30, 2001 from 9.44% for the three months ended September 30, 2000. The increase in yield was due primarily to an increased yield on the loan portfolio.  During the three months ended September 30, 2001 and 2000, the yield on the loan portfolio was 14.73% and 10.81%, respectively. This increase was primarily a result of an increase in income recognized at the time of individual loan pay-offs, partially offset by a decline in regularly scheduled interest income as a result of declining interest rates. Average loans, net for the three months ended September 30, 2001 totaled $151.2 million compared to $194.2 million for the three months ended September 30, 2000.  This decrease was due primarily to pay-offs on loans during the period, offset by the purchase from the Bank of  $35.0 million of loans during the three months ended September 30, 2001.

Income on loans includes the portion of the purchase discount that is accreted into income over the remaining lives of the related loans using the interest method. Because the carrying value of the loan portfolio is net of purchase discount, the related yield on this portfolio generally is higher than the aggregate contractual rate paid on the loans. The total yield includes the excess of a loan’s expected discounted future cash flows over its net investment, recognized using the interest method.

When a loan is paid off, the excess of any cash received over the net investment is recorded as interest income. In addition to the amount of purchase discount that is recognized at that time, income may also include interest owed by the borrower prior to Capital Crossing’s acquisition of the loan, interest collected if on non-performing status and other loan fees (“other interest and fee income”). The following table sets forth, for the periods indicated, the components of interest and fees on loans.  We cannot assure you that future interest income, including the yields and related level of such income, or the relative portion attributable to loan pay-offs as compared to other sources, will increase or remain the same in the future.

	Three Months Ended September 30,
	2001		2000
	Interest		Interest
	Income	Yield	Income	Yield
	(dollars in thousands)

Regularly scheduled interest and accretion income	$3,642	9.55%	$4,962	10.16%
Interest and fee income recognized on loan pay-offs:
Non-amortizing discount	608	1.60	112	0.23
Amortizing discount	1,213	3.18	91	0.19
Other interest and fee income	153	0.40	113	0.23
	1,974	5.18	316	0.65
	$5,616	14.73%	$5,278	10.81%

The amount of loan pay-offs and related income is influenced by several factors, including the interest rate environment, the real estate market in particular areas, the timing of transactions, and circumstances related to individual borrowers and loans.

The average balance of interest-bearing deposits at Capital Crossing increased $33.4 million to $100.5 million for the three months ended September 30, 2001, compared to $67.1 million for 2000 as a result of cash accumulated from loan pay-offs and proceeds received from the issuance of Series C preferred stock offset by the purchase from the Bank of  $35.0 million of loans during the three months ended September 30, 2001.  The yield on interest-bearing deposits decreased in 2001 because the rate paid by the Bank on the money market account held by Capital Crossing Preferred decreased in 2001 compared to 2000.

Guarantee fee income for the three months ended September 30, 2001 and September 30, 2000 totaled $20,000 for each period. Effective July 1, 2000, Capital Crossing Preferred entered into an agreement to make certain assets available to be pledged in connection with borrowings of Capital Crossing from the FHLBB. Capital Crossing Preferred receives an annual fee of $80,000 from Capital Crossing under this agreement.

Expenses related to loan servicing and advisory services for the three months ended September 30, 2001 decreased $29,000 or 22.0%, to $103,000 compared to $132,000 for the three months ended September 30, 2000. This decrease was due to the decrease in the average balance of the loan portfolio.

During the three months ended September 30, 2000, non-accrual loans with a carrying value of $322,000 were sold at a gain of $123,000.   Additionally, during the 2000 period, $1.6 million of non-performing loans were sold with no gain or loss to Capital Crossing prior to foreclosure as permitted by the servicing agreement.  During the 2001 period, the only loan sales were sales of $167,000 of non-mortgage loans to Capital Crossing at no gain or loss.

General and administrative expenses for the three months ended September 30, 2001 increased $9,000, or 42.9%, to $30,000 compared to $21,000 for the three months ended September 30, 2000.  This increase is due primarily to increased printing costs related to periodic filings.

Preferred stock dividends increased as a result of dividends on Series C preferred stock issued on May 31, 2001.

We intend to pay dividends on our preferred stock and common stock in amounts necessary to continue to preserve our status as REIT under the Internal Revenue Code.

Nine Months Ended September 30, 2001 and 2000

Net income available to common stockholder increased $1.1 million, or 7.7%, to $15.8 million for the nine months ended September 30, 2001 compared to $14.6 million for the nine months ended September 30, 2000.  This increase was primarily attributable to an increase in interest income partially offset by an increase in preferred stock dividends.  Total interest income increased $2.0 million, or 12.6%, to $17.8 million for the nine months ended September 30, 2001, compared to $15.8 million for the nine months ended September 30, 2000.

The following table sets forth the yields on Capital Crossing Preferred's earning assets for the period indicated:

	Nine Months Ended September 30,
	2001			2000
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield
	(dollars in thousands)

Loans, net	$153,512	$14,975	13.04%	$172,400	$14,101	10.93%
Interest-bearing deposits	83,606	2,832	4.53	51,504	1,707	4.43
	$237,118	$17,807	10.04%	$223,904	$15,808	9.43

(1)   Non-performing loans are excluded from average balance calculations.

The weighted average yield on interest-earning assets increased to 10.04% for the nine months ended September 30, 2001 from 9.43% for the nine months ended September 30, 2000.  For the nine months ended September 30, 2001 and 2000, the yield on the loan portfolio was 13.04% and 10.93%, respectively. This increase is primarily a result of an increase in income recognized at the time of individual loan pay-offs, partially offset by a decline in regularly scheduled interest income as a result of declining interest rates. Average loans, net for the nine months ended September 30, 2001 totaled $153.5 million compared to $172.4 million for the nine months ended September 30, 2000. This decrease is due primarily to pay-offs and amortization on loans during the period offset by the purchase from the Bank of  $35.0 million of loans during the three months ended September 30, 2001.

Income on loans includes the portion of the purchase discount that is accreted into income over the remaining lives of the related loans using the interest method. Because the carrying value of the loan portfolio is net of purchase discount, the related yield on this portfolio generally is higher than the aggregate contractual rate paid on the loans. The total yield includes the excess of a loan’s expected discounted future cash flows over its net investment, recognized using the interest method.

When a loan is paid off, the excess of any cash received over the net investment is recorded as interest income. In addition to the amount of purchase discount that is recognized at that time, income may also include interest owed by the borrower prior to Capital Crossing’s acquisition of the loan, interest collected if on non-performing status and other loan fees (“other interest and fee income”). The following table sets forth, for the periods indicated, the components of interest and fees on loans and leases.  We can not assure you that future interest income, including the yields and related level of such income, or the relative portion attributable to loan pay-offs as compared to other sources, will increase or remain the same in the future.

	Nine Months Ended September 30,
	2001		2000
	Interest		Interest
	Income	Yield	Income	Yield
	(dollars in thousands)

Regularly scheduled interest and accretion income	$11,416	9.94%	$13,270	10.29%
Interest and fee income recognized on loan pay-offs:
Non-amortizing discount	1,519	1.32	370	0.28
Amortizing discount	1,650	1.44	333	0.26
Other interest and fee income	390	0.34	128	0.10
	3,559	3.10	831	0.64
	$14,975	13.04%	$14,101	10.93%

The amount of loan payoffs and related income is influenced by several factors, including the interest rate environment, the real estate market in particular areas, the timing of transactions, and circumstances related to individual borrowers and loans.

The average balance of interest-bearing deposits increased $32.1 million to $83.6 million for the nine months ended September 30, 2001, compared to $51.5 million for 2000 as a result of cash accumulated from loan payments and the proceeds from the issuance of Series C preferred stock offset by the purchase of $35.0 million of loans during the three months ended September 30, 2001.

Guarantee fee income for the nine months ended September 30, 2001 increased $40,000 compared to the nine months ended September 30, 2000. Effective July 1, 2000, Capital Crossing Preferred entered into an agreement to make certain assets available to be pledged in connection with borrowings of Capital Crossing from the FHLBB. Capital Crossing Preferred receives an annual fee of $80,000 from Capital Crossing under this agreement.

Other real estate owned income of $245,000 for the nine months ended September 30, 2000, consisted of the gain on sale of one property.

During the nine months ended September 30, 2000, non-accrual loans with a carrying value of $322,000 were sold at a gain of $123,000.   Additionally, during the 2000 period, $1.6 million of non-performing loans were sold with no gain or loss to Capital Crossing Bank prior to foreclosure as permitted by the servicing agreement.  During the 2001 period, the only loan sales were sales of $167,000 of non-mortgage loans to Capital Crossing Bank at no gain or loss.

General and administrative expenses for the nine months ended September 30, 2001 decreased $53,000, or 44.2%, to $67,000 compared to $120,000 for the nine months ended September 30, 2000.  This decrease was due primarily to a decrease in professional services, including consulting and legal services.

Financial Condition

Interest-bearing Deposits with Capital Crossing Bank

At September 30, 2001, interest-bearing deposits consisted of money market accounts with balances of $70.2 million and certificates of deposit which totaled $17.5 million and mature in November 2001.  At December 31, 2000, interest-bearing deposits consisted of a money market account with a balance of  $37.7 million and certificates of deposit totaling $17.5 million. The increase in the money market account was a result of cash accumulated from loan pay-offs and proceeds received from the issuance of Series C preferred stock offset by the purchase of  $35.0 million of loans during the three months ended September 30, 2001.

Loan Portfolio

                      To date, all of Capital Crossing Preferred’s loans have been acquired from Capital Crossing. The following table sets forth information regarding the composition of the loan portfolio at the dates indicated:

	September 30, 2001	December 31, 2000
	(in thousands)
Mortgage loans on real estate:
Commercial	$118,953	$98,842
Multi-family residential	58,981	72,520
One-to-four family residential	3,868	6,268
Land	1,477	587

Total	183,279	178,217

Secured commercial	-	209
Other	-	29

Total loans, gross	183,279	178,455
Less:
Non-amortizing discount (1)	(7,263)	(6,704)
Amortizing discount	(8,538)	(5,262)
Allowance for loan losses	(4,659)	(3,795)
Net deferred loan fees	(113)	(82)

Loans, net	$162,706	$162,612

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

During the three months ended September 30, 2001, Capital Crossing Preferred purchased loans from the Bank with a net carrying value of  $35.0 million.  These loans were primarily commercial real estate loans.

At September 30, 2001, there were no non-performing loans. Non-performing loans, net of discount, totaled $220,000 at December 31, 2000.

The accrual of interest and accretion of discount are generally discontinued when the collectibility of principal and interest is not probable or estimable. Unpaid interest income previously accrued on such loans is reversed against current period interest income. A loan is returned to accrual status when it is brought current in accordance with management’s anticipated cash flows at the time of acquisition.

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

Capital Crossing Preferred performs reviews of its loan portfolio to identify loans for which specific allocations are considered prudent. Specific allocations include the results of measuring impaired loans under Statement of Financial Accounting Standards No. 114. General risk allocations are determined by a formula whereby the loan portfolio is stratified by loan type and by internal risk rating categories. Loss factors are then applied to each strata based on various considerations including delinquency trends, current economic conditions, industry standards and regulatory guidelines. An additional allowance is maintained based on a judgmental process whereby management considers qualitative and quantitative assessments of other factors including regional credit concentration, industry concentration, individual borrower concentrations, results of regulatory examinations, historical loss ranges, portfolio composition, economic conditions such as interest rates and energy costs and other changes in the portfolio. The allowance for loan losses is management’s estimate of the probable loan losses incurred as of the balance sheet date. Any remaining unallocated portion is reviewed for adequacy in relation to the overall loan portfolio and in recognition of estimates inherent in the calculation methodology. The allowance for loan losses is management’s estimate of the probable loan losses incurred as of the balance sheet date and, as such, Capital Crossing Preferred cannot assure you that management’s estimates and the allowances for probable loan losses will be proven correct in the future.

Additional factors influencing the calculation of the allowance for loan losses are particular concentrations within the portfolio, including the geographic concentration of loans in California, which represented approximately 39.8% of the portfolio at September 30, 2001, and concentration of loans to individual borrowers.

Capital Crossing Preferred also considers historical losses in assessing the adequacy of the allowance for loan losses.  Due to the limited operating history of Capital Crossing Preferred, historical losses are not currently an indicator of losses inherent in the portfolio.  Management will continue to monitor historical losses to assess the adequacy of the allowance for loan losses.

The following table sets forth an analysis of the allowance for loan losses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
	(in thousands)

Balance at beginning of period	$3,792	$4,070	$3,795	$2,855
Transfer from Capital Crossing with loans acquired	867	-	867	1,215
Transfer to Capital Crossing with loans sold	-	-	(3)	-
Loans charged-off	-	(275)	-	(275)
Balance at end of period	$4,659	$3,795	$4,659	$3,795

Non-Amortizing Discount

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

The following table sets forth certain information relating to the activity in the non–amortizing discount for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
	(in thousands)

Balance at beginning of period	$5,109	$7,943	$6,704	$7,318
Transfers to amortizing portion, net	(610)	(48)	(1,623)	(435)
Transfer from Capital Crossing with loans acquired	2,764	-	2,764	1,022
Net reductions related to resolutions and restructures	-	(721)	(398)	(731)
Non-amortizing discount relating to loans sold	-	(288)	(184)	(288)
Balance at end of period	$7,263	$6,886	$7,263	$6,886

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

Significant Concentration of Credit Risk

Concentration of credit risk generally arises with respect to Capital Crossing Preferred's loan portfolio when a significant number of borrowers engage in similar business activities, or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of Capital Crossing Preferred's performance to both positive and negative developments affecting a particular industry or geographical region. Capital Crossing Preferred's balance sheet exposure to geographic concentrations directly affects the credit risk of the loans within its loan portfolio.  At September 30, 2001, 39.8% and 27.3%, respectively, of Capital Crossing Preferred's total loan portfolio consisted of loans located in California and New England. At December 31, 2000, 41.8% and 31.2%, respectively, of Capital Crossing Preferred’s total loan portfolio consisted of loans located in California and New England. Consequently, the portfolio may experience a higher default rate, than its current default rate, in the event of adverse economic, political or business developments or natural hazards in California and New England that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages.

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

RISK FACTORS AND OTHER FACTORS AFFECTING FORWARD LOOKING STATEMENT

This Form 10-Q contains statements that are "forward–looking statements." Capital Crossing Preferred may also make forward–looking statements in other documents it files with the SEC, in press releases and other written materials, and in oral statements made by its officers, directors or employees. You can identify forward–looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward–looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of Capital Crossing Preferred. These risks, uncertainties and other factors may cause the actual results, performance or achievements of Capital Crossing Preferred to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward–looking statements.

Some of the factors that might cause these differences include those set forth below. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward–looking statements were based on information, plans and estimates at the date of this report, and Capital Crossing Preferred does not undertake to update any forward–looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

                •              a holder of Series A or Series C preferred shares would be a preferred stockholder of the Bank at a time when the Bank's financial condition was deteriorating or when the Bank had been placed into bankruptcy, reorganization, conservatorship or receivership and, accordingly, it is unlikely that the Bank would be in a financial position to pay any dividends on the preferred shares of the Bank. An investment in the Bank is also subject to risks that are distinct from the risks associated with an investment in us. For example, an investment in the Bank would involve risks relating to the capital levels of, and other federal and state regulatory requirements applicable to, the Bank, and the performance of the Bank's overall loan portfolio and other business lines. The Bank also has significantly greater liabilities and significantly less stockholders' equity than we do;

                •              if a liquidation of the Bank occurs, the claims of depositors and creditors of the Bank and of the FDIC would have priority over the claims of holders of the preferred shares of the Bank, and therefore, a holder of Series A and Series C preferred shares likely would receive substantially less than such holder would receive had the Series A and Series C preferred shares not been exchanged for preferred shares of the Bank; and

                •              the exchange of the Series A or Series C preferred shares for preferred shares of the Bank would be a taxable event to a holder of Series A or Series C preferred shares under the Internal Revenue Code, and such holder would incur a gain or a loss, as the case may be, measured by the difference between such holder's basis in the Series A or Series C preferred shares and the fair market value of the Bank preferred shares received in the exchange.

Because of our obligations to creditors, we may not be able to make dividend or liquidation payments to holders of the Series A and Series C preferred shares

                The Series A and Series C preferred shares rank:

                •              junior to our borrowings, including claims of the FHLBB for amounts due or which may become due under our guarantee of the Bank's obligations to the FHLBB, and any other obligations to our creditors upon our liquidation; and

                •              senior to our common stock and our Series B preferred stock with regard to payment of dividends and amounts upon liquidation.

If we incur significant indebtedness, we may not have sufficient funds to make dividend or liquidation payments on the Series A or Series C preferred shares. Upon our liquidation our obligations to our creditors would rank senior to the Series A and Series C preferred shares. At September 30, 2001, we had approximately $162,000 in accounts payable and other liabilities which, upon our liquidation, would be required to be paid before any payments could be made to holders of the Series A or Series C preferred shares. In addition, upon our liquidation, dissolution or winding up, if we do not have sufficient funds to pay the full liquidation amount to the holders of the Series A and Series C preferred shares, such holders may receive less than the $10.00 per share liquidation amount.

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

Bank regulators may limit our ability to implement our business plan and may restrict our ability to pay dividends

Because we are a subsidiary of the Bank, federal and state regulatory authorities will have the right to examine us and our activities and under certain circumstances, to impose restrictions on the Bank or us which could impact our ability to conduct our business according to our business plan, which could materially adversely affect our financial condition and results of operations:

                •              if the Bank's regulators determine that the Bank's relationship to us results in an unsafe and unsound banking practice, the regulators could restrict our ability to transfer assets, to make distributions to our stockholders, including dividends on our Series A and Series C preferred shares, or to redeem shares of Series A and Series C preferred stock or even require the Bank to sever its relationship with or divest its ownership interest in us. Such actions could potentially result in our failure to qualify as a REIT.

                •              payment of dividends on the Series A and Series C preferred shares could also be subject to regulatory limitations if the Bank becomes undercapitalized. The Bank will be deemed undercapitalized if its total risk-based capital ratio is less than 8.0%, its Tier 1 risk-based capital ratio is less than 4.0% or its Tier 1 leverage ratio is less than 4.0%. At September 30, 2001, the Bank had a total risk-based capital ratio of 12.18%, a Tier 1 risk-based capital ratio of 10.91% and a Tier 1 leverage ratio of 10.39%, which is sufficient for the Bank to be considered well-capitalized. As part of its common stock repurchase program, the Bank has agreed with the FDIC to maintain, for so long as the repurchase program continues, capital levels of one percent in excess of the regulatory minimums required to be categorized as well-capitalized. We cannot assure you that the Bank will be well-capitalized under applicable regulations as of any future date. For purposes of calculating these capital ratios as a percentage of the Bank's risk-weighted assets, as opposed to its total assets, the Bank's assets are assigned to risk categories based on the relative credit risk of the asset in question. These risk weights consist of 0% for assets deemed least risky such as cash, claims backed by the full faith and credit of the U.S. government, and balances due from Federal Reserve banks; 20% for assets deemed slightly more risky such as portions of obligations conditionally guaranteed by the U.S. government or federal funds sold; 50% for assets deemed still more risky such as government issued–revenue bonds, one-to-four family residential first mortgage loans and well-collateralized multi–family residential first mortgage loans; and 100% for all other assets, including private sector loans such as commercial mortgage loans as well as bank-owned real estate.

                •              while we believe that dividends on the Series A and Series C preferred shares should not be considered distributions by the Bank, the FDIC may not agree with this position. Under FDIC regulations on capital distributions, the ability of the Bank to make a capital distribution varies depending primarily on the Bank's earnings and regulatory capital levels. Capital distributions are defined to include payment of dividends, stock repurchases, cash-out mergers and other distributions charged against the capital accounts of an institution. The FDIC could limit or prohibit the payment of dividends on the Series A and Series C preferred shares if it determines that the payment of those dividends is a capital distribution by the Bank and that the Bank's earnings and regulatory capital levels are below specified levels.

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

Our results will be affected by factors beyond our control

Our mortgage loan portfolio is subject to local economic conditions which could affect the value of the real estate assets underlying our loans and therefore, our results of operations will be affected by various conditions in the real estate market, all of which are beyond our control, such as:

                •              local and other economic conditions affecting real estate values;

                •              the continued financial stability of a borrower and the borrower's ability to make mortgage payments;

                •              the ability of tenants to make lease payments;

                •              the ability of a property to attract and retain tenants, which may in turn be affected by local conditions, such as oversupply of space or a reduction in demand for rental space in the area;

                •              interest rate levels and the availability of credit to refinance mortgage loans at or prior to maturity; and

                •              increased operating costs, including energy costs, real estate taxes and costs of compliance with environmental controls and regulations.

Our loans are concentrated in California and New England and adverse conditions in those markets could adversely affect our operations

Properties underlying our current mortgage assets are concentrated primarily in California and New England. As of September 30, 2001, approximately 39.8% of our mortgage assets were secured by properties located in California and 27.3% in New England. Adverse economic, political or business developments or natural hazards may affect these areas and the ability of property owners in these areas to make payments of principal and interest on the underlying mortgages. If either region experienced adverse economic, political or business conditions, we would likely experience higher rates of loss and delinquency on our mortgage loans than if our loans were more geographically diverse. Additionally, California has recently experienced dramatic increases in energy prices and periodic supply shortages. However, the vast majority of the properties underlying our current mortgage assets in California are located in southern California which continues to show signs of a strong economy despite the recent energy problems and we do not believe these energy problems will materially impact the portion of our mortgage assets secured by properties located in California.

A substantial majority of our loans were originated by other parties whose level of due diligence may be different than the Bank's level of due diligence

At September 30, 2001, approximately 90.5% of our loan portfolio consisted of loans originated by third parties that were purchased by the Bank and subsequently acquired by us from the Bank. Because these loans were originated by third parties, the Bank generally is not able to conduct the same level of due diligence on these loans that it would have conducted had it originated them. Generally, while the Bank conducts an acquisition review, it relies on the underwriting standards of the parties originating the loans it acquires. The standards of these loan originators may be substantially different than those of the Bank. These differences may include less rigorous appraisal requirements and debt service coverage ratios, and less rigorous analysis of property location and environmental factors, building condition and age, tenant quality, compliance with zoning regulations, any use restrictions, easements or right of ways that may impact the value and the borrower's ability to manage the property. Other disadvantages of purchased loans versus originated loans may include the lack of current financial information, incomplete legal documentation and outdated appraisals.

Approximately 65% of our loan portfolio is made up of commercial mortgage loans which are riskier than other types of loans

Commercial mortgage loans constituted approximately 64.9% of the gross loans in our loan portfolio at September 30, 2001 and generally subject us to greater risks than other types of loans. Our commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, tend to have shorter maturities than residential mortgage loans and may not be fully amortizing, meaning that they have a principal balance or "balloon" payment due on maturity. The commercial real estate properties underlying our commercial mortgage loans also tend to be unique and are more difficult to value than residential real estate properties. They are also subject to relatively greater environmental risks than other types of loans and to the corresponding burdens and costs of compliance with environmental laws and regulations. Because of these risks related to our commercial mortgage loans, we may experience higher rates of default on our mortgage loans than we would if our loan portfolio was more diversified and included a greater number of residential and other mortgage loans.

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

We could be held responsible for environmental liabilities of properties we acquire through foreclosure

Approximately 64.9% of the gross loans in our portfolio at September 30, 2001 were commercial mortgage loans, which generally are subject to relatively greater environmental risks than other types of loans. If we are forced to foreclose on a defaulted mortgage loan to recover our investment we may be subject to environmental liabilities related to the underlying real property. Hazardous substances or wastes, contaminants, pollutants or sources thereof may be discovered on properties during our ownership or after a sale to a third party. The amount of environmental liability could exceed the value of the real property. There can be no assurance that we would not be fully liable for the entire cost of any removal and clean-up on an acquired property, that the cost of removal and clean-up would not exceed the value of the property or that we could recoup any of the costs from any third party. In addition, we may find it difficult or impossible to sell the property prior to or following any such remediation.

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

We are dependent in virtually every phase of our operations on the diligence and skill of the management of the Bank

                The Bank, which holds all of our common stock, is involved in virtually every aspect of our existence. We have five officers and no other employees and do not have any independent corporate infrastructure. Under an advisory agreement between us and the Bank, the Bank administers our day-to-day activities, including monitoring our credit quality and advising us with respect to the acquisition, management, financing and disposition of mortgage assets and our operations generally. Under a master service agreement between us and the Bank, the Bank services our loan portfolio. The advisory agreement has an initial term of five years with an automatic one-year renewal feature and the master service agreement has a one year term with an automatic renewal feature. Both the master service agreement and the advisory agreement are subject to earlier termination upon provision of 30 days and 90 days notice, respectively. The Bank may subcontract all or a portion of its obligations under the advisory agreement to its affiliates or, with the approval of a majority of the Board of Directors as well as a majority of the independent directors, subcontract its obligations under the advisory agreement to unrelated third parties. The Bank will not, in connection with the subcontracting of any of its obligations under the advisory agreement, be discharged or relieved from its obligations under the advisory agreement. The loss of the services of the Bank, or the inability of the Bank to effectively provide such services whether as a result of the loss of key members of the Bank's management, early termination of the agreements or otherwise, and our inability to replace such services on favorable terms, or at all, could adversely affect our ability to conduct our operations.

Our relationship with the Bank may create conflicts of interest

                The Bank and its affiliates may have interests which are not identical to ours and therefore conflicts of interest have arisen and may arise in the future with respect to transactions between us and the Bank such as:

    Acquisition of mortgage assets.  We anticipate that we will from time to time continue to purchase additional mortgage assets. We intend to acquire all or substantially all of such mortgage assets from the Bank, on terms that are comparable to those that could be obtained by us if such mortgage assets were purchased from unrelated third parties. Neither we nor the Bank currently have specific policies with respect to the purchase by us from the Bank of particular loans or pools of loans, other than that such assets must be eligible to be held by a REIT. Although these purchases are structured to take advantage of the underwriting procedures of the Bank, and while we believe that any agreements and transactions between us, on the one hand, and the Bank and/or its affiliates on the other hand, are fair to all parties and consistent with market terms, neither we nor the Bank have obtained any third–party valuation to confirm whether we will be paying fair market value for these loans, nor do we anticipate doing so in the future. Additionally, through limiting our source of purchased mortgage assets solely to those originated or purchased by the Bank, our portfolio will generally reflect the nature, scope and risk of the Bank's portfolio rather than a more diverse portfolio composed of mortgage loans also purchased from other lenders.

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

    Future modifications of the advisory agreement or master service agreement.  Should we seek to modify either the advisory agreement or the master service agreement, we would rely upon our officers, all of whom are also officers of the Bank, and/or our directors, a half of whom are also officers of the Bank. Thus, our officers and/or directors would be responsible for taking positions with respect to such agreements that, while in our best interests, would not be in the best interests of the Bank. Although the termination, modification or decision not to renew the advisory agreement and/or the master service agreement requires the approval of a majority of our independent directors, the Bank, as holder of all of our outstanding common stock, controls the election of all our directors, including the independent directors. We cannot assure you that such modifications will be on terms as favorable to us as those that could have been obtained from unaffiliated third parties.

    The terms of our guarantee of obligations of the Bank.  We have guaranteed all of the obligations of the Bank under advances the Bank may receive from time to time from the Federal Home Loan Bank of Boston, and have agreed to pledge a significant amount of our assets in connection with those advances. The assets we pledge to the FHLBB will vary from time to time; however, the potential exists for us to pledge all of our assets to the FHLBB to secure advances to the Bank. In addition, the Bank has pledged to the FHLBB all of the shares of our capital stock it owns as collateral for its FHLBB borrowings. Under the terms of the pledge, if the Bank becomes undercapitalized the FHLBB may require the Bank to dissolve Capital Crossing Preferred such that the assets of Capital Crossing Preferred are distributed to the Bank. In this circumstance the holders of Series A and Series C preferred shares, would receive their liquidation preference only to the extent there are available assets of Capital Crossing Preferred following satisfaction of our outstanding obligations, including our guarantee of the Bank's FHLBB borrowings. At September 30, 2001, approximately $45.4 million, or 18%, of our assets have been pledged to and accepted by the FHLBB to secure advances to the Bank. The Bank has also agreed that it will not request or accept advances from the FHLBB in excess of Capital Crossing Preferred's total stockholders equity, less the stockholders equity attributable to the Series A and Series C preferred shares. As of September 30, 2001, this restriction would limit the Bank's ability to receive advances in excess of approximately $219.0 million. As of September 30, 2001, the Bank had $139.0 million in outstanding FHLBB borrowings. The guarantee and pledge were approved by our independent directors, subject to certain requirements and limitations, including the requirement that the Bank pay us a guarantee fee. Any default by the Bank on its obligations which would require us to satisfy our guarantee could adversely affect out business and our ability to make timely payments of dividends.

    The master loan purchase agreement was not the result of arm's–length negotiations.  We acquire loans pursuant to the master mortgage loan puchase agreement between us and the Bank, at an amount equal to the Bank's net carrying value for those mortgage assets. While we believe that the master mortgage loan puchase agreement was fair to all parties and consistent with market terms, all of our officers and half of our directors are also officers and/or directors of the Bank and/or affiliates of the Bank. The Bank, as holder of all of our outstanding common stock, controls the election of all our directors, including the independent directors. We cannot assure you that the master mortgage loan purchase agreement was entered into on terms as favorable to us as those that could have been obtained from unaffiliated third parties.

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

We do not obtain third–party valuations and therefore we may pay more or receive less than fair market value for our mortgage assets

                To date, we have not obtained third–party valuations as part of our loan acquisitions or dispositions and do not anticipate obtaining third–party valuations for future acquisitions and dispositions of mortgage assets. We do not intend to obtain third–party valuations even where we are acquiring mortgage assets from, or disposing mortgage assets to, one of our affiliates, including the Bank. Accordingly, we may pay our affiliates, including the Bank, more than the fair market value of mortgage assets we acquire and we may receive less than the fair market value of the mortgage assets we sell based on a third–party valuation.

We may pay more than fair market value for mortgages we purchase from the Bank because we do not engage in arm's–length negotiations with the Bank

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

                The following table sets forth Capital Crossing Preferred’s interest-rate sensitive assets categorized by repricing dates and weighted average yields at September 30, 2001. For fixed rate instruments, the repricing date is the maturity date. For adjustable-rate instruments, the repricing date is deemed to be the earliest possible interest rate adjustment date. Assets that are subject to immediate repricing are placed in the overnight column.

	Overnight	Within One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	Over Five Years	Total
	(dollars in thousands)

Rate–sensitive assets:
Interest–bearing deposits	$87,836	$-	$-	$-	$-	$-	$-	$87,836
Average interest rate	3.80%
Fixed–rate loans (1)	-	26,742	8,379	6,627	4,932	3,781	11,992	62,453
Average interest rate	10.29%	9.74%	9.91%	9.66%	9.76%	9.72%
Adjustable–rate loans(1)	22,664	70,207	5,624	5,532	599	296	103	105,025
Average interest rate	8.65%	9.00%	9.28%	8.87%	8.58%	8.47%	8.98%

Total rate–sensitive assets	$110,500	$96,949	$14,003	$12,159	$5,531	$4,077	$12,095	$255,314

(1)   Loans are presented net of discount and before deducting the allowance for loan losses and deferred loan fees.

Based on Capital Crossing Preferred’s experience, management applies the assumption that, on average, approximately 11% of the outstanding fixed and adjustable rate loans will prepay annually. The above table does not include loans which have been placed on non-accrual status.

At September 30, 2001, the fair value of net loans was $167,192,000, as compared to the net carrying value of net loans of $162,706,000.  The fair value of interest-bearing deposits approximates carrying value.

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

Item 2. Changes in Securities and Uses of Proceeds

(a)           Not applicable

(b)           Capital Crossing Preferred completed its public offering of 1,600,000 Series C preferred shares on May 31, 2001 and sold an additional 240,000 Series C preferred shares in connection with the underwriters’ exercise of their allotment option. The Series C preferred shares rank senior to the common stock and Series B preferred stock and on parity with its Series A preferred stock as to dividends and liquidation rights.

(c)           Not applicable.

(d)           Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CROSSING PREFERRED CORPORATION

Date: November 9, 2001	By:	/s/Richard Wayne
Richard Wayne
President (Principal Executive Officer)

Date: November 9, 2001	By:	/s/Edward F. Mehm
Edward F. Mehm
Treasurer (Principal Financial Officer)