Form 10-K405
period 2001-12-31
CAPITAL CROSSING PREFERRED CORP
filed 2002-04-01
CIK 1072806

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2001
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-25193

CAPITAL CROSSING PREFERRED CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts (State of incorporation)	04-3439366 (IRS Employer Identification No.)
101 Summer Street Boston, Massachusetts (Address of principal executive offices)	02110 (Zip code)

Registrant's telephone number, including area code: (617) 880-1000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
9.75% Non-Cumulative Exchangeable Preferred Stock, Series A
10.25% Non-Cumulative Exchangeable Preferred Stock, Series C
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

        The number of shares outstanding of the registrant's sole class of common stock was 100 shares, $.01 par value per share, as of March 15, 2002. No common stock was held by non-affiliates of the registrant.

PART I

Item 1. Business

        This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Capital Crossing Preferred's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" of this Form 10-K.

General

        Capital Crossing Preferred Corporation ("Capital Crossing Preferred"), formerly Atlantic Preferred Capital Corporation, is a Massachusetts corporation incorporated on March 20, 1998. Capital Crossing Bank ("Capital Crossing"), formerly Atlantic Bank and Trust Company, organized Capital Crossing Preferred to acquire and hold real estate mortgage assets in a cost-effective manner and to provide Capital Crossing with an additional means of raising capital for federal and state regulatory purposes. Capital Crossing owns all of the outstanding common stock of Capital Crossing Preferred. Capital Crossing Preferred operates in a manner intended to allow it to be taxed as a real estate investment trust, or a "REIT", under the Internal Revenue Code of 1986, as amended. As a REIT, Capital Crossing Preferred generally will not be required to pay federal income tax if it distributes its earnings to its stockholders and continues to meet a number of other requirements.

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

        On February 1, 1999, Capital Crossing Preferred closed its public offering of 1,260,000 shares of its 9.75% Non-cumulative exchangeable preferred stock, Series A. On February 12, 1999, Capital Crossing Preferred sold an additional 156,130 Series A preferred shares in connection with the underwriters' exercise of their overallotment option. The net proceeds to Capital Crossing Preferred from the sale of Series A preferred shares were $12.6 million.

        On May 31, 2001, Capital Crossing Preferred closed its public offering of 1,840,000 shares (including 240,000 shares issued upon the exercise of the underwriters' overallotment option) of its 10.25% Non-cumulative exchangeable preferred stock, Series C. The net proceeds to Capital Crossing Preferred from the sale of Series C preferred shares were $16.9 million.

        Capital Crossing Preferred's principal business objective is to acquire and hold mortgage assets that will generate net income for distribution to stockholders. All of the mortgage assets in Capital Crossing Preferred's loan portfolio at December 31, 2001 were acquired from Capital Crossing and it is anticipated that substantially all additional mortgage assets will be acquired from Capital Crossing. As of December 31, 2001, Capital Crossing Preferred held loans acquired from Capital Crossing with gross outstanding principal balances of $166.4 million. Capital Crossing Preferred's loan portfolio at December 31, 2001 consisted primarily of mortgage assets secured by commercial and multi-family properties.

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

Capital Crossing Bank

        Capital Crossing was organized as a Massachusetts-chartered trust company in December 1987, and commenced operations in February 1988. Capital Crossing operates as a commercial bank primarily focused on purchasing and originating commercial loans and leases that finance the business activities of individuals and small companies. To the extent authorized by law, Capital Crossing's deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC"). Capital Crossing conducts business from its executive and main office in downtown Boston, Massachusetts, and a branch in Chestnut Hill, Massachusetts, through its website at www.capitalcrossing.com and through its leasing subsidiary in Moberly, Missouri. At December 31, 2001, Capital Crossing had total assets of $1.1 billion, deposits of $694.4 million and stockholders' equity of $71.7 million. At December 31, 2001, under the regulatory capital ratios developed and monitored by the federal bank regulatory agencies applicable to banks, Capital Crossing's capital was sufficient to enable it to be qualified as "well capitalized."

        Capital Crossing currently focuses on purchasing and originating high-yielding assets through the following three business lines:

  •
  the acquisition of loans secured primarily by commercial real estate, multi-family residential real estate and one-to-four family residential real estate and other business assets, generally at a discount from their outstanding principal balances;

  •
  providing commercial loans and related services to businesses and individuals;

  •
  providing lease financing to businesses and individuals through its wholly-owned subsidiary, Dolphin Capital Corp.

        Capital Crossing funds its activities with deposits, consisting primarily of certificates of deposit and money market accounts, and borrowed funds. Capital Crossing also offers retail deposit services, including checking and savings accounts, and related services to businesses and individuals through the nationwide electronic banking networks.

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

        Under the terms of the master mortgage loan purchase agreement, Capital Crossing makes certain representations and warranties with respect to the mortgage assets for the benefit of Capital Crossing Preferred regarding information provided with respect to mortgage assets, liens, validity of the mortgage documents, and compliance with laws. Capital Crossing is obligated to repurchase any mortgage asset sold by it to Capital Crossing Preferred as to which there is a material breach of any such representation or warranty, unless Capital Crossing Preferred permits Capital Crossing to substitute other qualified mortgage assets for such mortgage asset. Capital Crossing also indemnifies Capital Crossing Preferred for damages or costs resulting from any such breach. The repurchase price for any such mortgage asset is such asset's net carrying value plus accrued and unpaid interest on the date of repurchase.

        From time to time, mortgage assets may be returned to Capital Crossing in the form of dividends or returns of capital. This will generally be done to allow Capital Crossing to increase its borrowing capacity with the Federal Home Loan Bank of Boston ("FHLBB"). Specifically, the FHLBB will advance Capital Crossing a higher percentage of the outstanding balances of loans if the loans are owned directly by Capital Crossing than it would if the loans were owned by Capital Crossing Preferred. Capital Crossing will consider the amounts of such returns when assessing the adequacy of the size and composition of Capital Crossing Preferred's loan portfolio and may, from time to time, contribute additional mortgage assets to Capital Crossing Preferred. Capital Crossing will seek to ensure that the mortgage assets it contributes to Capital Crossing Preferred are generally of similar quality and characteristics as those returned to it.

Management Policies and Programs

        In administering Capital Crossing Preferred's mortgage assets, Capital Crossing has a high degree of autonomy. Capital Crossing Preferred's Board of Directors, however, has adopted certain policies to guide the acquisition and disposition of assets, use of capital and leverage, credit risk management and certain other activities. These policies, which are discussed below, may be amended or revised from time to time at the discretion of Capital Crossing Preferred's Board of Directors without a vote of Capital Crossing Preferred's stockholders, including holders of the Series A preferred shares and Series C preferred shares.

        Asset Acquisition and Disposition Policies.    Capital Crossing Preferred anticipates that it will, from time to time, purchase additional mortgage assets. Capital Crossing Preferred intends to acquire all or substantially all of such mortgage assets from Capital Crossing, on terms that are comparable to those that could be obtained by Capital Crossing Preferred if such mortgage assets were purchased from unrelated third parties. Capital Crossing Preferred and Capital Crossing do not currently have specific policies with respect to the purchase by Capital Crossing Preferred from Capital Crossing of particular loans or pools of loans, other than that such assets must be eligible to be held by a REIT.

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

        Prior to foreclosure of any mortgage loan acquired by Capital Crossing Preferred from Capital Crossing, Capital Crossing Preferred and Capital Crossing currently intend to sell the loan back to Capital Crossing at fair value less estimated selling costs of the property.

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

        Capital Crossing Preferred has no debt outstanding, and it currently does not intend to incur any indebtedness. The organizational documents of Capital Crossing Preferred limit the amount of indebtedness which it is permitted to incur without approval of the Series A and Series C preferred stockholders to no more than 100% of its total stockholders' equity. Any such debt incurred may include intercompany advances made by Capital Crossing to Capital Crossing Preferred.

        Capital Crossing Preferred has guaranteed all of the obligations of Capital Crossing and has agreed to pledge a significant amount of its assets in connection with advances Capital Crossing may receive from time to time from the FHLBB. The assets Capital Crossing Preferred pledges to the FHLBB will vary from time to time, however the potential exists for it to pledge all of its assets to the FHLBB to secure advances to Capital Crossing. At December 31, 2001, Capital Crossing Preferred has pledged approximately $39.8 million, or 16.8%, of its assets to secure the advances to Capital Crossing. The FHLBB advances will be used by Capital Crossing primarily for the purchase of mortgage assets and to assist in managing Capital Crossing's interest rate risk exposure. The assets purchased using FHLBB advances generally would be available for contribution to or purchase by Capital Crossing Preferred, based upon the asset quality of the assets, and whether the assets were qualified to be held by REITs. The guarantee and pledge were approved by Capital Crossing Preferred's independent directors, subject to certain requirements and limitations, including the requirement that Capital Crossing pay Capital Crossing Preferred a guarantee fee. Capital Crossing Preferred's guarantee obligations under this arrangement are limited by applicable laws pertaining to fraudulent conveyance and fraudulent transfer. Capital Crossing has also agreed that it will not request or accept advances from the FHLBB in excess of total stockholders equity, less the stockholders equity attributable to the

Series A and Series C preferred shares. As of December 31, 2001, this restriction would limit the Bank's ability to receive advances in excess of $203.4 million. The amount of Capital Crossing's borrowings from the FHLBB was $139.0 million at December 31, 2001.

        Capital Crossing Preferred may also issue additional series of preferred stock. However, it may not issue additional shares of preferred stock ranking senior to the Series A or Series C preferred shares without consent of holders of at least two-thirds of the outstanding Series A and Series C preferred shares. Although the charter does not prohibit or otherwise restrict Capital Crossing or its affiliates from holding and voting shares of Series A or Series C preferred stock, to our knowledge the amount of shares of Series A or Series C preferred stock held by Capital Crossing or its affiliates is insignificant (less than 1%). Similarly, Capital Crossing Preferred may not issue additional shares of preferred stock ranking on parity with the Series A preferred or the Series C preferred shares without the approval of a majority of its independent directors. Capital Crossing Preferred does not currently intend to issue any additional series of preferred stock. Prior to any future issuance of additional shares of preferred stock, it will take into consideration Capital Crossing's regulatory capital requirements and the cost of raising and maintaining that capital at the time.

Conflicts of Interest Policies. Because of the nature of Capital Crossing Preferred's relationship with Capital Crossing and its affiliates, conflicts of interest have arisen and may arise with respect to certain transactions, including without limitation, Capital Crossing Preferred's acquisition of mortgage assets from, or return of mortgage assets to Capital Crossing, or disposition of mortgage assets or foreclosed property to, Capital Crossing or its affiliates and the modification of the master service agreement. It is Capital Crossing Preferred's policy that the terms of any financial dealings with Capital Crossing and its affiliates will be consistent with those available from third parties in the mortgage lending industry. In addition, Capital Crossing Preferred's Board of Directors consists of three independent directors and Capital Crossing Preferred has established an audit committee of the Board of Directors which is comprised of the independent directors. Among other functions, the audit committee will review transactions between Capital Crossing Preferred and Capital Crossing and its affiliates. Under the terms of the advisory agreement, Capital Crossing may not subcontract its duties under the advisory agreement to an unaffiliated third party without the approval of Capital Crossing Preferred's Board of Directors, including the approval of a majority of its independent directors. Furthermore, under the terms of the advisory agreement, Capital Crossing provides advice and recommendations with respect to all aspects of Capital Crossing Preferred's business and operations, subject to the control and discretion of Capital Crossing Preferred's Board of Directors.

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

        Capital Crossing Preferred may, under certain circumstances, purchase Series A or Series C preferred shares in the open market or otherwise. Any such redemption may generally only be effected with the prior approval of the FDIC. Capital Crossing Preferred has no present intention of repurchasing any shares of its capital stock, other than shares of currently outstanding Series B preferred stock, and any such action would be taken only in conformity with applicable federal and state laws and the requirements for qualifying as a REIT.

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

        The following table sets forth information regarding the composition of the loan portfolio at the dates indicated:

	December 31,
	2001	2000	1999	1998
	(in thousands)
Loan portfolio:
Mortgage loans on real estate:
Commercial real estate	$106,291	$98,842	$98,748	$99,695
Multi-family residential	55,868	72,520	42,677	49,854
One-to-four family residential	3,073	6,268	8,415	12,339
Land	1,214	587	820	1,458

	166,446	178,217	150,660	163,346
Secured commercial	—	209	232	251
Other	—	29	29	250

Total loans, gross	166,446	178,455	150,921	163,847
Less:
Non-amortizing discount(1)	(6,062)	(6,704)	(7,318)	(10,737)
Amortizing discount	(8,257)	(5,262)	(5,544)	(6,537)
Net deferred loan fees	(92)	(82)	(41)	(76)
Allowance for loan losses	(4,659)	(3,795)	(2,855)	(1,337)

Loans, net	$147,376	$162,612	$135,163	$145,160

(1)
Non-amortizing discount is an allocation of the total discount on purchased loans accounted for on the cost recovery method until it is determined that the amount and timing of collections are reasonably estimable and collection is probable.

        The following table sets forth information regarding the geographic location of properties securing the mortgage loans in the loan portfolio at December 31, 2001:

Location	Number of Loans	Principal Balance	Percentage of Total Principal Balance
	(in thousands)
California	323	$65,554	39.38%
Massachusetts	76	21,709	13.04
Connecticut	75	14,539	8.74
New York	25	9,265	5.57
Texas	14	7,532	4.53
New Hampshire	41	5,412	3.25
Washington, D.C.	2	5,213	3.13
New Jersey	13	4,453	2.68
Rhode Island	13	4,433	2.66
All others	71	28,336	17.02

	653	$166,446	100.00%

        The following tables set forth information regarding maturity, contractual interest rate and principal balance of all loans in the loan portfolio at December 31, 2001:

Period until maturity	Number of Loans	Principal Balance	Percentage of Total Principal Balance
	(in thousands)
Six months or less	49	$16,714	10.04%
Greater than six months to one year	35	12,790	7.69
Greater than one year to three years	88	21,992	13.21
Greater than three years to five years	110	17,444	10.48
Greater than five years to ten years	142	28,030	16.84
Greater than ten years	229	69,476	41.74

	653	$166,446	100.00%

Contractual Interest Rate at December 31, 2001	Number of Loans	Principal Balance	Percentage of Total Principal Balance
	(in thousands)
Less than 5.00%	46	$16,740	10.06%
5.00 to 5.49	16	2,185	1.31
5.50 to 5.99	28	10,652	6.40
6.00 to 6.49	48	16,061	9.65
6.50 to 6.99	55	21,638	13.00
7.00 to 7.49	58	11,437	6.88
7.50 to 7.99	75	17,552	10.55
8.00 to 8.49	91	17,235	10.35
8.50 to 8.99	55	13,400	8.05
9.00 to 9.49	40	13,470	8.09
9.50 to 9.99	65	7,436	4.47
10.00 to 10.49	26	5,833	3.50
10.50 to 10.99	18	5,232	3.14
11.00 to 11.49	13	4,562	2.74
11.50 and above	19	3,013	1.81

	653	$166,446	100.00%

Principal Balance	Number of Loans	Principal Balance	Percentage of Total Principal Balance
	(in thousands)
$50,000 and less	156	$4,423	2.66%
Greater than $50,000 to $100,000	129	9,033	5.43
Greater than $100,000 to $250,000	181	29,179	17.53
Greater than $250,000 to $500,000	114	40,243	24.18
Greater than $500,000 to $1,000,000	46	32,159	19.32
Greater than $1,000,000 to $2,000,000	17	23,033	13.84
Greater than $2,000,000 to $3,000,000	8	19,165	11.51
Greater than $3,000,000 to $4,000,000	—	—	—
Greater than $4,000,000 to $5,000,000	1	4,066	2.44
Greater than $5,000,000 to $6,000,000	1	5,145	3.09

	653	$166,446	100.00%

        A substantial portion of the loan portfolio consists of loans which were purchased by Capital Crossing from third parties and which management of Capital Crossing considers to be undervalued. These loans generally are secured by commercial real estate, multi-family residential real estate, one-to-four family residential real estate or land located throughout the United States. These loans generally were purchased at discounts from their then outstanding principal balances and have been purchased from private sector sellers in the financial services industry, such as banks, including investment banking institutions, or from government agencies. Capital Crossing does not utilize any specific threshold underwriting criteria in evaluating individual loans or pools of loans for purchase, but rather evaluates each individual loan, if it is purchasing an individual loan, or pool of loans, if it is purchasing a pool of loans, on a case by case basis in making a purchase decision as described in more detail below.

        In order to determine the amount that Capital Crossing will bid to acquire loans, Capital Crossing considers, among other factors:

  (1)
  the yield expected to be earned;

  (2)
  geographic location;

  (3)
  servicing restrictions, if any;

  (4)
  the collateral securing the loan;

  (5)
  the length of time during which the loan has performed in accordance with its repayment terms;

  (6)
  the recourse nature of the debt;

  (7)
  the age and performance of the loan; and

  (8)
  the financial resources of the borrowers or guarantors, if any.

        In addition to the factors listed above, Capital Crossing also considers the amount it may realize through collection efforts or foreclosure and sale of the collateral, net of expenses, and the length of time and costs required to complete the collection or foreclosure process in the event a loan becomes non-performing or is non-performing at the purchase date. Under Capital Crossing's credit policy for purchased loans, all bids are subject to the approval of the Chairman or the President and any individual loan whose allocated purchase price exceeds $5 million is subject to approval by the Loan and Investment Committee which consists of Capital Crossing's Chairman, President, two independent directors and certain officers of Capital Crossing.

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

        Capital Crossing has a number of asset managers that are divided into management teams. Loans are assigned to asset managers based on their size and performance status. Additionally, beginning in 2001, employees of Dolphin Capital Corp., a subsidiary of Capital Crossing, began to assist in the servicing of smaller balance loans by making collection calls when such loans become delinquent. In the event that a purchased loan becomes delinquent, or if it is delinquent at the time of purchase, Capital Crossing promptly pursues repayment of the loan. In the event that a delinquent purchased loan becomes non-performing, Capital Crossing may pursue a number of alternatives with the goal of maximizing its overall return on each loan in a timely manner, including restructuring the loan to a level that is supported by existing collateral and debt service capabilities. During this restructuring period, Capital Crossing Preferred does not recognize interest income on such loans unless regular payments are being made. In instances where the loan is not restructured, Capital Crossing generally seeks resolution through either foreclosure and sale of the collateral or, under certain circumstances, negotiating a discounted pay-off with borrowers, which may be accomplished through refinancing by the borrower with another lender.

        The following table sets forth certain information relating to the payment status of Capital Crossing Preferred's loan portfolio at the dates indicated:

	December 31,
	2001	2000	1999	1998
	(in thousands)
Current	$163,060	$178,110	$149,277	$156,459
Over thirty days to eighty-nine days past due	3,233	125	173	3,163
Ninety days or more past due	—	—	—	357

Total performing loans	166,293	178,235	149,450	159,979
Non-accrual loans	153	220	1,471	3,868

Total loan portfolio	$166,446	$178,455	$150,921	$163,847

        Although Capital Crossing purchases primarily performing loans, from time to time it may purchase delinquent or non-performing loans as a part of a pool of purchased loans. Capital Crossing Preferred determines the contractual delinquency of purchased loans prospectively from Capital Crossing's purchase date rather than from the origination date. If Capital Crossing acquires a loan which is contractually delinquent, management evaluates the collectibility of principal and interest and interest would not be accrued when the collectibility of principal and interest is not probable or estimable. Interest income on purchased non-performing loans is accounted for using either the cash basis or the cost recovery method, whereby any amounts received are applied against the recorded amount of the loan. A determination as to which method is used is made on a case-by-case basis.

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

        At the time of acquisition of purchased pools of loans, the excess of the contractual balances over the amount of reasonably estimable and probable discounted future cash collections for each loan is recorded as non-amortizing discount. The remaining discount, which represents the excess of the amount of reasonably estimable and probable discounted future cash collections over the acquisition amount, referred to as the amortizing discount, is accreted into interest income using the interest method over the term of the loans and is not accreted on non-accrual loans. The non-amortizing discount is not accreted into income until it is determined that the amount and timing of the related cash flows are reasonably estimable and collection is probable. If cash flows cannot be reasonably estimated for a loan, and collection is not probable, the cost recovery method of accounting is used. Under the cost recovery method, any amounts received are applied against the recorded amount of the loan. Non-amortizing discount is generally offset against the related principal balance when the amount at which a loan is resolved or restructured is determined.

        Subsequent to acquisition, if cash flow projections improve and it is determined that the amount and timing of the cash flows related to the non-amortizing discount is reasonably estimable and collection is probable, the corresponding decrease in the non-amortizing discount is transferred to the amortizing portion and is accreted into interest income over the remaining life of the loan on the interest method. If cash flow projections deteriorate subsequent to acquisition, the decline is accounted for through a charge to the allowance for loan losses.

        When a loan is paid off, the excess of any cash received over the net investment is recorded as interest income. In addition to the amount of purchase discount that is recognized at that time, income may also include interest owed for prepayment fees and other loan fees.

        Allowance for Loan Losses.    Capital Crossing Preferred maintains an allowance for loan losses that is increased by provisions charged against earnings and allocations of discount on purchased loans and reduced by net loan charge-offs. Loans are charged-off when they are deemed to be uncollectible, or partially charged-off when a portion of a loan is deemed uncollectible. Recoveries are generally recorded only when cash payments are received. The loan loss allowance policy requires the maintenance of allowances sufficient to satisfy estimated probable losses arising from impaired real estate or other secured commercial loans.

        In determining the adequacy of the allowance, management initially considers the loan loss allowances specifically allocated to individual impaired loans, and next considers the level of general loan loss allowances deemed appropriate for the balance of the portfolio based on factors including general portfolio trends relative to asset and portfolio size, asset categories, potential credit concentrations, non-accrual loan levels, the level of risks associated with changes in economic and business conditions and other factors. An additional allowance is maintained based on a judgmental process whereby management considers qualitative and quantitative assessments of other factors including regional credit concentration, industry concentration, results of regulatory examinations, historical loss ranges, portfolio composition, economic conditions such as interest rates and energy costs and other changes in the portfolio. The allowance for loan losses is management's estimate of the probable loan losses incurred as of the balance sheet date and, as such, there can be no assurance that management's estimates and the allowances for probable loan losses will be proven correct in the future. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged-off, and is reduced by charge-offs on loans.

        Additional factors influencing the calculation of the allowance for loan losses are particular concentrations within the portfolio, including the geographic concentration of loans in California, which represented approximately 39.4% of the portfolio at December 31, 2001, and concentrations of loans to individual borrowers.

        The following table sets forth management's allocation of the allowance for loan losses by loan category and the percentage of the loans in each category to total loans in each category with respect to Capital Crossing Preferred's loan portfolio at the dates indicated:

	December 31,
	2001		2000		1999
	Allowance for Loan Losses	% of Gross Loans to Total	Allowance for Loan Losses	% of Gross Loans to Total	Allowance for Loan Losses	% of Gross Loans to Total
	(dollars in thousands)
Loan Categories:
Commercial real estate	$2,766	63.86%	$2,320	55.39%	$2,081	65.43%
Multi-family residential	1,788	33.56	1,372	40.64	665	28.28
One-to-four family residential	105	1.85	100	3.51	97	5.58
Land	—	0.73	1	0.31	2	0.54
Other	—	—	2	0.15	10	0.17

Total	$4,659	100.00%	$3,795	100.00%	$2,855	100.00%

        Non-Amortizing Discount.    At the time of acquisition, the excess of the contractual loan balances over the amount of reasonably estimable and probable discounted future cash collections for each loan is recorded as non-amortizing discount. The non-amortizing discount is not transferred to amortizing discount and accreted into interest income until it is determined that the amount and timing of the cash flows related to the non-amortizing discount are reasonably estimable and collection is probable. Non-amortizing discount is generally reduced and offset against the related principal balance when the amount at which a loan is resolved or restructured is determined. There is no effect on the income statement as a result of these reductions. If cash flow projections deteriorate subsequent to acquisition, the decline is accounted for through the allowance for loan losses.

        The following table sets forth information relating to the activity in the non-amortizing discount for the periods indicated:

				Period from March 20, 1998 through December 31, 1998
	Year Ended December 31,
	2001	2000	1999
	(in thousands)
Balance at beginning of period	$6,704	$7,318	$10,737	$—
Transfers to amortizing portion, net	(2,635)	(614)	(2,048)	(1,057)
Transfer from Capital Crossing with loans acquired	2,764	1,022	10	12,761
Transfer to allowance for loan losses (1)	—	—	(860)	—
Net reductions related to resolutions and restructures	(587)	(734)	(521)	(967)
Non-amortizing discount relating to loans sold	(184)	(288)	—	—

Balance at end of period	$6,062	$6,704	$7,318	$10,737

(1)
Effective January 1, 1999, $860,000 was transferred from non-amortizing discount to the allowance for loan losses, representing general reserve allocations. See Note 1 to the Financial Statements.

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

        The following table sets forth the amount of non-performing assets by category at the dates indicated:

	December 31,
	2001	2000	1999	1998
	(dollars in thousands)
Non-accrual loans:
Commercial real estate	$—	$221	$1,471	$1,811
Multi-family residential	153	—	—	2,057

	153	221	1,471	3,868
Less:
Amortizing discount (1)	—	(1)	(58)	—
Non-amortizing discount	—	—	(298)	—

Non-accrual loans, net	153	220	1,115	3,868
Other real estate owned	—	—	434	—

Non-performing assets, net	$153	$220	$1,549	$3,868

Non-performing loans, net, as a percent of loans, net of discount and deferred loan income	0.10%	0.13%	0.81%	2.64%
Non-performing assets, net, as a percent of total assets	0.06	0.10	0.92	2.47

(1)
Prior to January 1, 1999, amortizing discount was accounted for on a static pool basis only rather than on an individual loan basis. Accordingly, at December 31, 1998, there was no allocation of amortizing discount to impaired or non-performing loans. See Note 1 to the Financial Statements.

Servicing

        The loans are serviced by Capital Crossing pursuant to the terms of the master service agreement. Capital Crossing in its role as servicer under the terms of the master service agreement receives a fee equal to 0.20% per annum, payable monthly, on the gross average outstanding principal balance of loans serviced. For the years ended December 31, 2001, 2000 and 1999, Capital Crossing Preferred incurred $345,000, $381,000 and $328,000, respectively in servicing fees payable to Capital Crossing.

        The master service agreement requires Capital Crossing to service the loan portfolio in a manner substantially the same as for similar work performed by Capital Crossing for transactions on its own behalf. Capital Crossing collects and remits principal and interest payments, maintains perfected collateral positions, submits and pursues insurance claims and initiates and supervises foreclosure proceedings on the loan portfolio it services. Capital Crossing also provides accounting and reporting services required by Capital Crossing Preferred for such loans. Capital Crossing Preferred may also direct Capital Crossing, at any time during the servicing process, to dispose of any loans which become classified, placed on non-accrual status, or are renegotiated due to financial deterioration of the borrower. Capital Crossing is required to pay all expenses related to the performance of its duties under the master service agreement. Capital Crossing may institute foreclosure proceedings, exercise any power of sale contained in any mortgage or deed of trust, obtain a deed-in-lieu-of-foreclosure or otherwise acquire title to a mortgaged property underlying a mortgage loan by operation of law or otherwise in accordance with the terms of the master service agreement.

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

        When any mortgaged property underlying a mortgage loan is conveyed by a mortgagor, Capital Crossing generally, upon notice of the conveyance, will enforce any due-on-sale clause contained in the mortgage loan, to the extent permitted under applicable law and governmental regulations. The terms of a particular mortgage loan or applicable law, however, may prohibit Capital Crossing from exercising the due-on-sale clause under certain circumstances related to the security underlying the mortgage loan and the buyer's ability to fulfill the obligations under the related mortgage note.

Employees

        Capital Crossing Preferred has five officers, including three executive officers. Capital Crossing Preferred does not have any employees because it has retained Capital Crossing to perform all necessary functions pursuant to the advisory agreement and the master service agreement. Each officer of Capital Crossing Preferred currently is also an officer and/or director of Capital Crossing. Capital Crossing Preferred will maintain corporate records and audited financial statements that are separate from those of Capital Crossing. There are no provisions in the restated articles of organization limiting any of the officers or directors from having any direct or indirect pecuniary interest in any mortgage asset to be acquired or disposed of by us or in any transaction in which we have an interest or from engaging in acquiring and holding mortgage assets. None of the officers or directors currently has, nor is it anticipated that they will have, any such interest in Capital Crossing Preferred's mortgage assets.

Competition

        Capital Crossing Preferred does not anticipate that it will engage in the business of originating mortgage loans. It does anticipate that it will acquire mortgage assets in addition to those in the loan portfolio and that substantially all those mortgage assets will be acquired from Capital Crossing. Accordingly, Capital Crossing Preferred does not expect to compete with mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers or insurance companies in acquiring its mortgage assets from Capital Crossing. Capital Crossing, however, faces significant competition in the purchase and origination of mortgage loans, which could have an adverse effect on the ability of Capital Crossing Preferred to acquire mortgage loans. If Capital Crossing does not successfully compete in the origination and purchase of mortgage loans, there could be an adverse effect on Capital Crossing Preferred's business, financial condition and results of operations.

        The banking industry in the United States is part of the broader financial services industry. This industry also includes insurance companies, mutual funds, consumer finance companies and the securities brokerage industry. In recent years, intense market demands, technological and regulatory changes and economic pressures have eroded industry classifications which were once clearly defined. More specifically, in 1999, the U.S. Congress enacted the "Gramm-Leach-Bliley Act of 1999" (the "1999 Act"). Under the 1999 Act, banks are no longer prohibited from associating with, or having management interlocks with, a business organization engaged principally in securities activities. The 1999 Act permits bank holding companies that elect to become financial holding companies to engage in defined securities and insurance activities as well as to affiliate with securities and insurance companies. The 1999 Act also permits banks to have financial subsidiaries that may engage in certain activities not otherwise permissible for banks.

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

        Numerous banks and non-bank financial institutions compete with Capital Crossing for deposit accounts, the origination of commercial loans and the acquisition of loans. The primary factors in competing for loans are interest rates, loan origination fees and the quality and range of lending services offered. The competition for loans has recently increased as a direct result of mergers of banks in New England. These mergers have provided the resulting banks with enhanced financial resources and administrative capacity to compete for assets.

        In these circumstances, small financial institutions, such as Capital Crossing, must offer financial products and services in a way which differentiates them from larger financial institution competitors. Capital Crossing has taken steps to do so by, among other things, working to establish continuing customer relationships with the borrowers in its purchased loan portfolios. Management believes that these relationships may be a source of lending and other business in the future because, in certain instances, the banking and other financial services needs of these borrowers are not adequately served by Capital Crossing's larger bank and non-bank financial services competitors. Management believes that the recent consolidations and mergers by certain larger banks in New England have enhanced the opportunities available to Capital Crossing to serve small-to-mid-sized businesses which may not be well-served by larger banks.

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

  (3)
  to access international financial markets;

  (4)
  to conduct retail operations at a significant number of branches; and

  (5)
  generally, to allocate their investment assets to business lines of highest yield and demand.

        For the reasons stated above, among others, there can be no assurance that Capital Crossing will purchase or originate a sufficient volume of quality loans to operate profitably in this competitive environment or that Capital Crossing will maintain its competitive position in the commercial lending market in the future.

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

PART II

Item 5. Market for Capital Crossing Preferred's Common Stock and Related Security Holder Matters

Common Stock

        In connection with its formation on March 20, 1998, Capital Crossing Preferred issued 100 shares of its common stock to Capital Crossing. These shares of common stock were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. There is no established public trading market for the common stock. As of March 15, 2001, there were 100 issued and outstanding shares of common stock, all of which were held by Capital Crossing.

        During 2001, 2000 and 1999, dividends of $20.6 million, $21.9 million, and $18.8 million were paid to the common stockholder.

Dividend Policy

        General.    Capital Crossing Preferred currently expects to pay an aggregate amount of dividends with respect to its outstanding shares of capital stock equal to substantially all of its REIT taxable income, excluding capital gains. In order to remain qualified as a REIT, Capital Crossing Preferred must distribute annually at least 90% (95% for taxable years beginning before January 1, 2001) of its REIT taxable income, excluding capital gains, to stockholders. Capital Crossing Preferred anticipates that none of the dividends on the preferred shares will constitute non-taxable returns of capital.

        Dividends will be declared at the discretion of the Board of Directors after considering Capital Crossing Preferred's distributable funds, financial requirements, tax considerations and other factors. Capital Crossing Preferred's distributable funds will consist primarily of interest and principal payments on the mortgage assets, and Capital Crossing Preferred anticipates that a significant portion of such assets will earn interest at adjustable rates. Accordingly, if there is a decline in interest rates, Capital Crossing Preferred will experience a decrease in income available to be distributed to its stockholders. In a period of declining interest rates, Capital Crossing Preferred also may find it difficult to purchase additional mortgage assets bearing rates sufficient for it to be able to pay dividends on the Series A and Series C preferred shares.

        The FDIC's prompt corrective action regulations prohibit entities such as Capital Crossing from making "capital distributions," which include a transaction that the FDIC determines, by order or regulation, to be "in substance a distribution of capital," unless the institution is at least adequately capitalized after the distribution. There can be no assurances that the FDIC would not seek to restrict Capital Crossing Preferred's payment of dividends on the Series A and Series C preferred shares under these regulations if Capital Crossing were to fail to maintain a status of at least adequately capitalized. Currently, an institution is considered adequately capitalized if it has a Total Risk-based capital ratio of at least 8.0%, a Tier 1 Risk-based capital ratio of at least 4.0% and a Tier 1 Leverage ratio of at least 4.0. At December 31, 2001, Capital Crossing's Total Risk-based capital ratio was 13.44%, Tier 1 Risk-based capital ratio was 12.17% and Tier 1 Leverage ratio was 8.87%.

        In addition, any automatic exchange directed by the FDIC may take place under circumstances in which Capital Crossing will be considered less than adequately capitalized for purposes of the FDIC's prompt corrective action regulations. Thus, at the time of the automatic exchange, Capital Crossing would likely be prohibited from paying dividends on the preferred shares of Capital Crossing. Further, Capital Crossing's ability to pay dividends on the preferred shares of Capital Crossing following the automatic exchange also would be subject to various restrictions under FDIC regulations and a resolution of Capital Crossing's Board of Directors. If the Capital Crossing did pay dividends on the preferred shares of Capital Crossing, such dividends would be paid out of its capital surplus.

        Under certain circumstances, including a determination that Capital Crossing's relationship with Capital Crossing Preferred results in an unsafe and unsound banking practice, federal and state regulatory authorities will have additional authority to restrict Capital Crossing Preferred's ability to make dividend payments to its stockholders.

Item 6. Selected Financial Data

				As of and for the Period from March 20, 1998 through December 31, 1998
	As of and for the Year Ended December 31,
	2001	2000	1999
	(dollars in thousands)
Financial condition data (Year end):
Total assets	$236,365	$219,183	$168,873	$156,742
Loans, gross	166,446	178,455	150,921	163,847
Total discount (1)	(14,319)	(11,966)	(12,862)	(17,274)
Allowance for loan losses (1)	(4,659)	(3,795)	(2,855)	(1,337)
Deferred loan fees	(92)	(82)	(41)	(76)

Loans, net	147,376	162,612	135,163	145,160

Cash and cash equivalents	87,989	55,312	32,333	10,580
Stockholders' equity	235,948	218,907	168,667	156,318
Non-performing loans, net (1)	153	220	1,115	3,868
Other real estate owned, net	—	—	434	—
Operations data (Period):
Interest income	$23,598	$22,762	$19,987	$13,412
Other income	236	163	—	—
Operating expenses	(498)	(343)	(127)	(297)

Net income	23,336	22,582	19,860	13,115
Preferred stock dividends	(2,562)	(1,459)	(1,338)	(60)

Net income available to common shareholder	$20,774	$21,123	$18,522	$13,055

Selected other information:
Non-performing assets, net, as a percent of total assets	0.06%	0.10%	0.92%	2.47%
Non-performing loans, net, as a percentage of loans, net of discount and deferred loan income	0.10	0.13	0.81	2.64
Total discount as a percent of gross loans	8.60	6.71	8.52	10.54
Allowance for loan losses as a percent of total loans, net of discount and deferred loan fees	3.06	2.28	2.07	0.91
Allowance for loan losses as a percent of non-performing loans, net	3,045.10	1,725.00	256.05	34.57

(1)
Effective January 1, 1999, $860,000 was transferred from non-amortizing discount to the allowance for loan losses, representing general reserve allocations. See Note 1 to the Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Years Ended December 31, 2001, 2000 and 1999

        Net income available to common shareholder decreased $349,000, or 1.7% to $20.8 million in 2001 compared to $21.1 million in 2000 and increased $2.6 million, or 14.0% for 2000 compared to $18.5 million for 1999. The decrease from 2000 to 2001 is the result of an increase in preferred stock dividends offset by an increase in interest income. The increase from 1999 to 2000 is primarily the result of an increase in interest income. Total interest income increased $836,000 or 3.7% to $23.6 million in 2001 compared to $22.8 million in 2000 and increased $2.8 million or 13.9% for 2000 compared to $20.0 million for 1999.

        The yields on Capital Crossing Preferred's interest-earning assets are summarized as follows:

	Year Ended December 31,
	2001			2000			1999
	Average Balance	Interest	Yield	Average Balance	Interest	Yield	Average Balance	Interest	Yield
	(dollars in thousands)
Loans, net (1)	$154,927	$20,064	12.95%	$171,579	$19,897	11.60%	$145,520	$19,118	13.14%
Interest-bearing deposits	87,167	3,534	4.05	59,805	2,865	4.79	29,297	869	2.97

Total interest-earning assets	$242,094	$23,598	9.75%	$231,384	$22,762	9.84%	$174,817	$19,987	11.43%

(1)
Non-performing loans are excluded from average balance calculations.

        The decline in the yield on interest-earning assets from 2000 to 2001 is a result of higher average balances in interest bearing-deposits at lower rates in 2001. The decline is offset somewhat by an increase in yield on the loan portfolio. The yield on the loan portfolio was 12.95%, 11.60%, and 13.14% for the years ended 2001, 2000 and 1999, respectively. The increase from 2000 to 2001 is primarily a result of an increase in income recognized at the time of individual loan pay-offs, partially offset by a decline in regularly scheduled interest income as a result of declining interest rate environment. Average loans, net for 2001 totaled $154.9 million compared to $171.6 million for 2000. This decrease is due primarily to pay-offs and amortization on loans during the period which more than offset the purchase of loans from Capital Crossing totaling $35.0 million.

        The decrease in yield from 1999 to 2000 was the result of several factors. First, discount and other interest income recognized at the time of individual loan pay-offs decreased during 2000. Second, during 2000, Capital Crossing contributed $80.4 million of loans, which had a lower yield than the loans that were in the portfolio at the time of contribution. Third, Capital Crossing Preferred invested in a higher amount of interest-bearing deposits during 2000, which lowered the overall yield.

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

        When a loan is paid-off, the excess of any cash received over the net investment is recorded as interest income. In addition to the amount of purchase discount that is recognized at that time, income may also include interest owed by the borrower prior to Capital Crossing's acquisition of the loan, interest collected if on non-performing status and other loan fees ("other interest income"). The following table sets forth, for the periods indicated, the components of interest and fees on loans.

There can be no assurance regarding future interest income, including the yields and related level of such income, or the relative portion attributable to loan pay-offs as compared to other sources.

	Year Ended December 31,
	2001		2000		1999
	Interest Income	Yield	Interest Income	Yield	Interest Income	Yield
	(dollars in thousands)
Regularly scheduled interest and accretion income	$15,445	9.97%	$17,851	10.41%	$15,905	10.93%
Interest and fee income recognized on loan pay-offs:
Non-amortizing discount	2,216	1.43	413	0.24	934	0.64
Amortizing discount	1,701	1.10	394	0.23	1,750	1.20
Other interest and fee income	702.45		1,239	0.72	529	0.37

	4,619	2.98	2,046	1.19	3,213	2.21

	$20,064	12.95%	$19,897	11.60%	$19,118	13.14%

        The amount of loan pay-offs and related discount income is influenced by several factors, including the interest rate environment, the real estate market in particular areas, the timing of transactions, and circumstances related to individual borrowers and loans.

        The average balance of interest-bearing deposits increased $27.4 million to $87.2 million for 2001 compared to $59.8 million for 2000 and increased $30.5 million in 2000 compared to $29.3 million for 1999. The overall increase in the average balance was a result of cash flow from loan repayments. The yield on interest-bearing deposits decreased in 2001 as a result of a decline in the interest rate environment. The yield on interest-bearing deposits increased in 2000 because Capital Crossing Preferred transferred a portion of interest-bearing deposits from a money market account to higher yielding certificates of deposit. In addition, the yield on the money market account increased in 2000 compared to 1999.

        Guarantee fee income for the year ended December 31, 2001 increased $40,000 to $80,000 compared to $40,000 for 2000. Effective July 1, 2000, Capital Crossing Preferred entered into an agreement to make certain assets available to be pledged in connection with borrowings of Capital Crossing from the FHLBB. Capital Crossing Preferred receives an annual fee of $80,000 under this agreement.

        During 2001, one loan with a carrying value of $771,000 was sold at a gain of $156,000. During 2000, non-performing loans with a carrying value of $322,000 were sold to third parties at a gain of $123,000. Additionally, in 2000, $1.6 million of non-performing loans were sold to Capital Crossing at their net carrying values prior to foreclosure as permitted by the servicing agreement.

        Increases and decreases in operating expenses are detailed in the following paragraphs.

        Loan servicing and advisory expenses decreased $45,000, or 9.5%, to $431,000 in 2001 from $476,000 in 2000 and increased by $66,000, or 16.1%, from $410,000 in 1999. The changes are as a result of changes in the average balance of the loan portfolio from year to year.

        For the year ended December 31, 2000, Capital Crossing Preferred realized gains on sales of other real estate owned of $246,000 as a result of the sale of one property. The gain of $396,000 for the year ended December 31, 1999, consisted of the gain on sale of two properties.

        Other general and administrative expenses consisting primarily of professional fees, shareholder relations and printing expenses declined $46,000, or 40.7%, from $113,000 in 2000 to $67,000 in 2001. These fluctuations relate primarily to a higher level of consulting services in 2000.

        Preferred stock dividends increased in 2001 as a result of dividends on Series C preferred stock issued on May 31, 2001.

Financial Condition

Interest-bearing Deposits with Capital Crossing

        Interest-bearing deposits with Capital Crossing consist of money market accounts with balances of $70.4 million at December 31, 2001 and certificates of deposit which totaled $17.5 million at December 31, 2001 and mature in February 2002. At December 31, 2000, the balance consisted of a money market account with a balance of $37.7 million and certificates of deposit which totaled $17.5 million and matured in February 2001.

Loan Portfolio

        The outstanding principal balance of the loan portfolio is summarized as follows:

	December 31,
	2001		2000
	Principal Balance	Percentage of Total	Principal Balance	Percentage of Total
	(dollars in thousands)
Mortgage loans on real estate:
Commercial real estate	$106,291	63.86%	$98,842	55.38%
Multi-family residential	55,868	33.56	72,520	40.64
One-to-four family residential	3,073	1.85	6,268	3.51
Land	1,214	0.73	587	0.33

Total	166,446	100.00	178,217	99.86
Secured commercial	—	—	209	0.12
Other	—	—	29	0.02

Total loans, gross	$166,446	100.00%	$178,455	100.00%

        Capital Crossing Preferred intends that each loan acquired from Capital Crossing in the future will be a whole loan, and will be originated or acquired by Capital Crossing in the ordinary course of its business. Capital Crossing Preferred also intends that all loans held by it will be serviced pursuant to the master service agreement.

        There were $153,000 and $220,000 of mortgage loans on non-performing status at December 31, 2001 and 2000, respectively.

        Loans generally are placed on non-performing status and the accrual of interest and accretion of discount are generally discontinued when the collectibility of principal and interest is not probable or estimable. Unpaid interest income previously accrued on such loans is reversed against current period interest income. A loan is returned to accrual status when it is brought current in accordance with management's anticipated cash flows at the time of acquisition.

Allowance for Loan Losses

        The allowance for loan losses is based upon losses estimated to have occurred and is established through a provision for loan losses charged to earnings and by additions in connection with loan acquisitions. Loan losses are charged against the allowance for loan losses when management believes the loan balance, or a portion thereof, is uncollectible. Subsequent recoveries, if any, are credited to the allowance for loan losses.

        The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory agencies periodically review the adequacy of the allowance for loan losses and may require Capital Crossing Preferred to make additions to its allowance for loan losses. While management believes these estimates and assumptions are reasonable, there can be no assurance that they will be proven to be correct in the future. The actual amount of future provisions that may be required cannot be determined, and such provisions may exceed the amounts of past provisions. Management believes that the allowance for loan losses is adequate to absorb the known and inherent risks in Capital Crossing Preferred's loan portfolio at each date based on the facts known to management as of such date. Capital Crossing Preferred continues to monitor and modify its allowances for general and specific loan losses as economic conditions dictate.

        Capital Crossing Preferred performs periodic reviews of its loan portfolio to identify loans for which specific allocations are considered prudent. Specific allocations include the results of measuring impaired loans under Statement of Financial Accounting Standards No. 114. General risk allocations are determined by a formula whereby the loan portfolio is stratified by loan type and by internal risk rating categories. Loss factors are then applied to each strata based on various considerations including historic loss experience, delinquency trends, current economic conditions, industry standards and regulatory guidelines. An additional allowance is maintained based on a judgment by management after consideration of qualitative and quantitative assessments of certain factors including regional credit concentration, industry concentration, results of regulatory examinations, historical loss ranges, portfolio composition, economic conditions such as interest rates and energy costs and other changes in the portfolio. The allowance for loan losses is management's estimate of the probable loan losses incurred as of the balance sheet date. The allowance for loan losses is increased by provisions charged to earnings and by recoveries of amounts previously charged-off, and is reduced by charge-offs on loans. Any remaining unallocated portion is reviewed for adequacy in relation to the overall loan portfolio and in recognition of estimates inherent in the calculation methodology.

        Additional factors influencing the calculation of the allowance for loan losses are particular concentrations within the portfolio, such as the concentration of loans in California, which are approximately 39.4% of the portfolio at December 31, 2001 and concentrations of loans to individual borrowers.

Interest Rate Risk

        Capital Crossing Preferred's income consists primarily of interest income. If there is a decline in market interest rates, Capital Crossing Preferred may experience a reduction in interest income and a corresponding decrease in funds available to be distributed to its shareholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on adjustable rate loans are based and from prepayments of mortgage loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding mortgage loans. Capital Crossing Preferred does not intend to use any derivative products to manage its interest rate risk.

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

        At December 31, 2001, 39.4% and 28.4%, respectively, of Capital Crossing Preferred's total real estate loan portfolio consisted of loans located in California and New England. At December 31, 2000, 41.8% and 31.2%, respectively, of Capital Crossing Preferred's total loan portfolio consisted of loans in California and New England. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political or business developments or natural hazards in California or New England that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages.

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

        The acquisition of additional mortgage assets is intended to be funded primarily through repayment of principal balances of mortgage assets by individual borrowers. Capital Crossing Preferred does not have and does not anticipate having any material capital expenditures. To the extent that the Board of Directors determines that additional funding is required, Capital Crossing Preferred may raise such funds through additional equity offerings, debt financing or retention of cash flow (after consideration of provisions of the Internal Revenue Code requiring the distribution by a REIT of at least 90% (95% for taxable years beginning before January 1, 2001) of its REIT taxable income and taking into account taxes that would be imposed on undistributed income), or a combination of these methods. Except for its obligation to guarantee certain borrowings of Capital Crossing, Capital Crossing Preferred does not currently intend to incur any indebtedness. The organizational documents of Capital Crossing Preferred limit the amount of indebtedness which it is permitted to incur without the approval of the Series A and the Series C preferred stockholders to no more than 100% of the total stockholders' equity of Capital Crossing Preferred. Any such debt may include intercompany advances made by Capital Crossing to Capital Crossing Preferred.

        Capital Crossing Preferred may also issue additional series of preferred stock. However, Capital Crossing Preferred may not issue additional shares of preferred stock ranking senior to the Series A or the Series C preferred shares without the consent of holders of at least two-thirds of the Series A and Series C preferred shares outstanding at that time voting as separate classes. Although Capital Crossing Preferred's charter does not prohibit or otherwise restrict Capital Crossing or its affiliates from holding and voting shares of Series A or Series C preferred stock, to Capital Crossing Preferred's knowledge the amount of shares of Series A and Series C preferred shares held by Capital Crossing or its affiliates is insignificant (less than 1%). Additional shares of preferred stock ranking on a parity with the

Series A and Series C preferred shares may not be issued without the approval of a majority of Capital Crossing Preferred's independent directors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

        Capital Crossing Preferred's methods for evaluating interest rate risk include an analysis of its interest-earning assets maturing or repricing within a given time period. Since Capital Crossing Preferred has no interest-bearing liabilities, a period of rising interest rates would tend to result in an increase in net interest income. A period of falling interest rates would tend to adversely affect net interest income.

        The following table sets forth the Capital Crossing Preferred's interest-rate-sensitive assets categorized by repricing dates and weighted average yields at December 31, 2001. For fixed rate instruments, the repricing date is the maturity date. For adjustable-rate instruments, the repricing date is deemed to be the earliest possible interest rate adjustment date. Assets that are subject to immediate repricing are placed in the overnight column.

	December 31, 2001
	Overnight	Within One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	Over Five Years	Total
	(dollars in thousands)
Interest-bearing deposits	$70,403	$17,600	$—	$—	$—	$—	$—	$88,003
	2.75%	1.94%
Fixed-rate loans (1)	—	21,026	7,952	7,814	4,979	4,530	7,142	53,443
		9.71%	9.82%	9.95%	9.89%	10.04%	9.25%
Adjustable-rate loans (1)	22,144	67,204	6,491	2,600	—	—	—	98,439
	7.26%	8.43%	9.14%	8.64%

Total rate-sensitive assets	$92,547	$105,830	$14,443	$10,414	$4,979	$4,530	$7,142	$239,885

(1)
Loans are presented at net amounts before deducting the allowance for loan losses and excludes non-performing loans.

        Based on Capital Crossing Preferred's experience, management applies the assumption that, on average, approximately 24% of the fixed and adjustable rate loans will prepay annually.

        At December 31, 2001, the fair value of net loans was $150,358,000 as compared to the net carrying value of net loans of $147,376,000. The fair value of interest-bearing deposits approximates carrying value.

Certain Factors Affecting Future Operating Results

        This Form 10-K contains statements that are "forward-looking statements." Capital Crossing Preferred may also make written or oral forward-looking statements in other documents it files with the SEC, in press releases and other written materials, and in oral statements made by its officers, directors or employees. Forward-looking statements can be identified by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters. Forward-looking statements should not be relied on because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of Capital Crossing Preferred. These risks, uncertainties and other factors may cause the actual results, performance or achievements of Capital Crossing Preferred to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

        Some of the factors that might cause these differences include those set forth below. All of these factors should be carefully reviewed, and there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and Capital Crossing Preferred does not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

A decline in Capital Crossing's capital levels may result in the Series A and Series C preferred shares being subject to automatic exchange into preferred shares of Capital Crossing

        The returns from an investment in the Series A or Series C preferred shares will depend to a significant extent on the performance and capital of Capital Crossing. A significant decline in the performance and capital levels of Capital Crossing or the placement of Capital Crossing into bankruptcy, reorganization, conservatorship or receivership could result in the automatic exchange of the Series A and Series C preferred shares for preferred shares of Capital Crossing, which would represent an investment in Capital Crossing and not in Capital Crossing Preferred. Under these circumstances:

  •
  a holder of Series A or Series C preferred shares would be a preferred stockholder of Capital Crossing at a time when Capital Crossing's financial condition was deteriorating or when Capital Crossing had been placed into bankruptcy, reorganization, conservatorship or receivership and, accordingly, it is unlikely that Capital Crossing would be in a financial position to pay any dividends on the preferred shares of Capital Crossing. An investment in Capital Crossing is also subject to risks that are distinct from the risks associated with an investment in Capital Crossing Preferred. For example, an investment in Capital Crossing would involve risks relating to the capital levels of, and other federal and state regulatory requirements applicable to, Capital Crossing, and the performance of Capital Crossing's overall loan portfolio and other business lines. Capital Crossing also has significantly greater liabilities and significantly less stockholders' equity than does Capital Crossing Preferred;

  •
  if a liquidation of Capital Crossing occurs, the claims of depositors and creditors of Capital Crossing and of the FDIC would have priority over the claims of holders of the preferred shares of Capital Crossing, and therefore, a holder of Series A and Series C preferred shares likely would receive substantially less than such holder would receive had the Series A and Series C preferred shares not been exchanged for preferred shares of Capital Crossing; and

  •
  the exchange of the Series A or Series C preferred shares for preferred shares of Capital Crossing would be a taxable event to a holder of Series A or Series C preferred shares under the Internal Revenue Code, and such holder would incur a gain or a loss, as the case may be, measured by the difference between such holder's basis in the Series A or Series C preferred shares and the fair market value of Capital Crossing preferred shares received in the exchange.

Because of Capital Crossing Preferred's obligations to creditors, it may not be able to make dividend or liquidation payments to holders of the Series A and Series C preferred shares

        The Series A and Series C preferred shares rank:

  •
  junior to borrowings of Capital Crossing Preferred, including claims of the FHLBB for amounts due or which may become due under Capital Crossing Preferred's guarantee of Capital Crossing's obligations to the FHLBB, and any other obligations to Capital Crossing Preferred's creditors upon its liquidation; and

  •
  senior to Capital Crossing Preferred's common stock and its Series B preferred stock with regard to payment of dividends and amounts upon liquidation.

        If Capital Crossing Preferred incurs significant indebtedness, it may not have sufficient funds to make dividend or liquidation payments on the Series A or Series C preferred shares. Upon Capital Crossing Preferred's liquidation, its obligations to creditors would rank senior to the Series A and Series C preferred shares. At December 31, 2001, Capital Crossing Preferred had approximately $145,000 in accounts payable and other liabilities which, upon its liquidation, would be required to be paid before any payments could be made to holders of the Series A or Series C preferred shares. In addition, upon Capital Crossing Preferred's liquidation, dissolution or winding up, if it does not have sufficient funds to pay the full liquidation amount to the holders of the Series A and Series C preferred shares, such holders may receive less than the $10.00 per share liquidation amount.

        The terms of the Series A and Series C preferred shares limit Capital Crossing Preferred's ability to incur debt in excess of 100% of its stockholders' equity without the approval of the holders of all of the outstanding Series A and Series C preferred shares but do not require that Capital Crossing Preferred obtain the approval of the holders of the Series A and Series C preferred shares to issue additional series of preferred shares which rank equal to the Series A and Series C preferred shares as to payment of dividends or amount upon liquidation. As a result, subject to these limitations, Capital Crossing Preferred may incur obligations which may further limit its ability to make dividend or liquidation payments in the future.

Bank regulators may limit the ability of Capital Crossing Preferred to implement its business plan and may restrict its ability to pay dividends

        Because Capital Crossing Preferred is a subsidiary of Capital Crossing, federal and state regulatory authorities will have the right to examine it and its activities and under certain circumstances, to impose restrictions on Capital Crossing or Capital Crossing Preferred which could impact Capital Crossing Preferred's ability to conduct its business according to its business plan, which could materially adversely affect the financial condition and results of operations of Capital Crossing Preferred:

  •
  if Capital Crossing's regulators determine that Capital Crossing's relationship to Capital Crossing Preferred results in an unsafe and unsound banking practice, the regulators could restrict Capital Crossing Preferred's ability to transfer assets, to make distributions to its stockholders, including dividends on the Series A and Series C preferred shares, or to redeem shares of Series A and Series C preferred stock or even require Capital Crossing to sever its relationship with or divest its ownership interest in Capital Crossing Preferred. Such actions could potentially result in Capital Crossing Preferred's failure to qualify as a REIT.

  •
  payment of dividends on the Series A and Series C preferred shares could also be subject to regulatory limitations if Capital Crossing becomes undercapitalized. Capital Crossing will be deemed undercapitalized if its total risk-based capital ratio is less than 8.0%, its Tier 1 risk-based capital ratio is less than 4.0% or its Tier 1 leverage ratio is less than 4.0%. At December 31, 2001, Capital Crossing had a total risk-based capital ratio of 13.44%, a Tier 1 risk-based capital ratio of 12.17% and a Tier 1 leverage ratio of 8.87%, which is sufficient for

    Capital Crossing to be considered well-capitalized. Capital Crossing Preferred makes no assurances that Capital Crossing will be well-capitalized under applicable regulations as of any future date. For purposes of calculating these capital ratios as a percentage of Capital Crossing's risk-weighted assets, as opposed to its total assets, Capital Crossing's assets are assigned to risk categories based on the relative credit risk of the asset in question. These risk weights consist of 0%, for assets deemed least risky such as cash, claims backed by the full faith and credit of the U.S. government, and balances due from Federal Reserve banks, 20%, for assets deemed slightly more risky such as portions of loans conditionally guaranteed by the U.S. government or federal funds sold, 50%, for assets deemed still more risky such as government issued-revenue bonds, one-to-four family residential first mortgage loans and well-collateralized multi-family residential first mortgage loans, and 100% for all other assets, including private sector loans such as commercial mortgage loans as well as other real estate owned.

  •
  while Capital Crossing Preferred believes that dividends on the Series A and Series C preferred shares should not be considered distributions by Capital Crossing, the FDIC may not agree with this position. Under FDIC regulations on capital distributions, the ability of Capital Crossing to make a capital distribution varies depending primarily on Capital Crossing's earnings and regulatory capital levels. Capital distributions are defined to include payment of dividends, stock repurchases, cash-out mergers and other distributions charged against the capital accounts of an institution. The FDIC could limit or prohibit the payment of dividends on the Series A and Series C preferred shares if it determines that the payment of those dividends is a capital distribution by Capital Crossing and that Capital Crossing's earnings and regulatory capital levels are below specified levels.

Capital Crossing Preferred does not have insurance to cover its exposure to borrower defaults and bankruptcies and special hazard losses that are not covered by its standard hazard insurance policies

        Capital Crossing Preferred does not generally obtain general credit enhancements such as mortgagor bankruptcy insurance or obtain special hazard insurance for its mortgage assets, other than standard hazard insurance, which will in each case only relate to individual mortgage loans. Accordingly, Capital Crossing Preferred will be subject to risks of borrower defaults and bankruptcies and special hazard losses, such as losses occurring from floods, that are not covered by standard hazard insurance. In the event of a default on any mortgage loan held by Capital Crossing Preferred resulting from declining property values or worsening economic conditions, among other factors, it would bear the risk of loss of principal to the extent of any deficiency between (1) the value of the related mortgaged property, plus any payments from an insurer or guarantor in the case of commercial mortgage loans, and (2) the amount owing on the mortgage loan.

Capital Crossing Preferred's results will be affected by factors beyond its control

        Capital Crossing Preferred's mortgage loan portfolio is subject to local economic conditions which could affect the value of the real estate assets underlying its loans and therefore, its results of operations will be affected by various conditions in the real estate market, many of which are beyond its control, such as:

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

Capital Crossing Preferred's loans are concentrated in California and New England and adverse conditions in those markets could adversely affect its operations

        Properties underlying Capital Crossing Preferred's current mortgage assets are concentrated primarily in California and New England. As of December 31, 2001, approximately 39.4% of its mortgage assets were secured by properties located in California and 28.4% in New England. Adverse economic, political or business developments or natural hazards may affect these areas and the ability of property owners in these areas to make payments of principal and interest on the underlying mortgages. If either region experienced adverse economic, political or business conditions, Capital Crossing Preferred would likely experience higher rates of loss and delinquency on its mortgage loans than if its loans were more geographically diverse.

A substantial majority of Capital Crossing Preferred's loans were originated by other parties whose level of due diligence may be different than Capital Crossing's level of due diligence

        At December 31, 2001, approximately 89.7% of Capital Crossing Preferred's loan portfolio consisted of loans originated by third parties, purchased by Capital Crossing and subsequently acquired by Capital Crossing Preferred from Capital Crossing. Because these loans were originated by third parties, Capital Crossing generally is not able to conduct the same level of due diligence on these loans that it would have conducted had it originated them. Generally, while Capital Crossing conducts an acquisition review, it relies on the underwriting standards of the parties originating the loans it acquires. The standards of these loan originators may be substantially different than those of Capital Crossing. These differences may include less rigorous appraisal requirements and debt service coverage ratios, and less rigorous analysis of property location and environmental factors, building condition and age, tenant quality, compliance with zoning regulations, any use restrictions, easements or right of ways that may impact the value and the borrower's ability to manage the property. Other disadvantages of purchased loans versus originated loans may include the lack of current financial information, incomplete legal documentation and outdated appraisals.

More than half of Capital Crossing Preferred's loan portfolio is made up of commercial mortgage loans which are riskier than other types of loans

        Commercial mortgage loans constituted approximately 63.9% of the gross loans in Capital Crossing Preferred's loan portfolio at December 31, 2001 and generally subject Capital Crossing Preferred to greater risks than other types of loans. Capital Crossing Preferred's commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, tend to have shorter maturities than residential mortgage loans and may not be fully amortizing, meaning that they have a principal balance or "balloon" payment due on maturity. The commercial real estate properties underlying Capital Crossing Preferred's commercial mortgage loans also tend to be unique and are more difficult to value than residential real estate properties. They are also subject to relatively greater environmental risks than other types of loans and to the corresponding burdens and costs of compliance with environmental laws and regulations. Because of these risks related to Capital Crossing Preferred's commercial mortgage loans, Capital Crossing Preferred may experience higher rates of default on its mortgage loans than it would if its loan portfolio was more diversified and included a greater number of residential and other mortgage loans.

Capital Crossing Preferred may not be able to purchase loans at the same volumes or with the same yields as it has historically purchased

        To date Capital Crossing Preferred has purchased all of the loans in its portfolio from Capital Crossing. Historically, Capital Crossing has acquired such loans (1) from institutions which sought to eliminate certain loans or categories of loans from their portfolios, (2) from institutions participating in securitization programs, (3) from failed or consolidating financial institutions and (4) from government agencies. Future loan purchases will depend on the availability of pools of loans offered for sale and Capital Crossing's ability to submit successful bids or negotiate satisfactory purchase prices. The acquisition of whole loans is highly competitive. Consequently, Capital Crossing Preferred cannot assure you that Capital Crossing will be able to purchase loans at the same volumes or with the same yields as it has historically purchased. This may interfere with Capital Crossing Preferred's ability to maintain the requisite level of mortgage assets to maintain its qualification as a REIT. If volumes of loans purchased decline or the yields on these loans decline further, Capital Crossing Preferred would experience a material adverse effect on its business, financial condition and results of operations.

Capital Crossing Preferred could be held responsible for environmental liabilities of properties it acquires through foreclosure

        Approximately 63.9% of the loans in Capital Crossing Preferred's portfolio at December 31, 2001 were commercial mortgage loans, which generally are subject to relatively greater environmental risks than other types of loans. If Capital Crossing Preferred is forced to foreclose on a defaulted mortgage loan to recover its investment it may be subject to environmental liabilities related to the underlying real property. Hazardous substances or wastes, contaminants, pollutants or sources thereof may be discovered on properties during Capital Crossing Preferred's ownership or after a sale to a third party. The amount of environmental liability could exceed the value of the real property. There can be no assurance that Capital Crossing Preferred would not be fully liable for the entire cost of any removal and clean-up on an acquired property, that the cost of removal and clean-up would not exceed the value of the property or that Capital Crossing Preferred could recoup any of the costs from any third party. In addition, Capital Crossing Preferred may find it difficult or impossible to sell the property prior to or following any such remediation.

Capital Crossing Preferred is dependent in virtually every phase of its operations on the diligence and skill of the management of Capital Crossing

        Capital Crossing, which holds all of Capital Crossing Preferred's common stock, is involved in virtually every aspect of Capital Crossing Preferred's existence. Capital Crossing Preferred has five officers and no other employees and does not have any independent corporate infrastructure. Capital Crossing Preferred does not have any employees because it has retained Capital Crossing to perform all necessary functions pursuant to the advisory agreement and the master service agreement. All of Capital Crossing Preferred's officers are also officers of Capital Crossing. Under an advisory agreement between Capital Crossing Preferred and Capital Crossing, Capital Crossing administers day-to-day activities, including monitoring of Capital Crossing Preferred's credit quality and advising it with respect to the acquisition, management, financing and disposition of mortgage assets and its operations generally. Under a master service agreement between Capital Crossing Preferred and Capital Crossing, Capital Crossing services Capital Crossing Preferred's loan portfolio. The advisory agreement has an initial term of five years with an automatic renewal feature and the master service agreement has a one year term with an automatic renewal feature. Both the master service agreement and the advisory agreement are subject to earlier termination upon provision of 30 days and 90 days notice, respectively. Capital Crossing may subcontract all or a portion of its obligations under the advisory agreement to its affiliates or, with the approval of a majority of the Board of Directors as well as a majority of the independent directors, subcontract its obligations under the advisory agreement to unrelated third parties. Capital Crossing will not, in connection with the subcontracting of any of its obligations under the advisory agreement, be discharged or relieved from its obligations under the advisory agreement. The loss of the services of Capital Crossing, or the inability of Capital Crossing to effectively provide such services whether as a result of the loss of key members of Capital Crossing's management, early termination of the agreements or otherwise, and Capital Crossing Preferred's inability to replace such services on favorable terms, or at all, could adversely affect Capital Crossing Preferred's ability to conduct its operations.

Capital Crossing Preferred's relationship with Capital Crossing may create potential conflicts of interest

        Capital Crossing and its affiliates may have interests which are not identical to Capital Crossing Preferred's and therefore conflicts of interest have arisen and may arise in the future with respect to transactions between Capital Crossing Preferred and Capital Crossing such as:

        Acquisition of mortgage assets.    Capital Crossing Preferred anticipates that it will from time to time continue to purchase additional mortgage assets. Capital Crossing Preferred intends to acquire all or substantially all of such mortgage assets from Capital Crossing, on terms that are comparable to those that could be obtained by Capital Crossing Preferred if such mortgage assets were purchased from unrelated third parties. Neither Capital Crossing Preferred nor Capital Crossing currently have specific policies with respect to the purchase by Capital Crossing Preferred from Capital Crossing of particular loans or pools of loans, other than that such assets must be eligible to be held by a REIT. Although these purchases are structured to take advantage of the underwriting procedures of Capital Crossing, and while Capital Crossing Preferred believes that any agreements and transactions between it, on the one hand, and Capital Crossing and/or its affiliates on the other hand, are fair to all parties and consistent with market terms, neither Capital Crossing Preferred nor Capital Crossing have obtained any third-party valuation to confirm whether Capital Crossing Preferred will be paying fair market value for these loans, nor does Capital Crossing Preferred anticipate doing so in the future. Additionally, through limiting Capital Crossing Preferred's source of purchased mortgage assets solely to those originated or purchased by Capital Crossing, Capital Crossing Preferred's portfolio will generally reflect the nature, scope and risk of Capital Crossing's portfolio rather than a more diverse portfolio composed of mortgage loans also purchased from other lenders.

        Servicing of Capital Crossing Preferred's mortgage assets by Capital Crossing.    Capital Crossing Preferred's loans are serviced by Capital Crossing pursuant to the terms of the master service agreement. Capital Crossing in its role as servicer under the terms of the master service agreement receives a fee equal to 0.20% per annum, payable monthly, on the gross outstanding principal balances of loans serviced. The master service agreement requires Capital Crossing to service the loan portfolio in a manner substantially the same as for similar work performed by Capital Crossing for transactions on its own behalf. This will become especially important as Capital Crossing services any loans which become classified or are placed on non-performing status, or are renegotiated due to the financial deterioration of the borrower. While Capital Crossing Preferred believes that Capital Crossing will diligently pursue collection of any non-performing loans, Capital Crossing Preferred cannot assure you that this will be the case. Capital Crossing Preferred's ability to make timely payments of dividends will depend in part upon Capital Crossing's prompt collection efforts on behalf of Capital Crossing Preferred.

        Future dispositions by Capital Crossing Preferred of mortgage assets to Capital Crossing or its affiliates.    The master service agreement provides that foreclosures and dispositions of the mortgage assets are to be performed with a view toward maximizing Capital Crossing Preferred's recovery as owner of the mortgage assets, and Capital Crossing shall service the mortgage assets solely with a view toward Capital Crossing Preferred's interests, and without regard to the interests of Capital Crossing or any of its affiliates. However, Capital Crossing Preferred cannot assure you that any such agreement or transaction will be on terms as favorable to Capital Crossing Preferred as would have been obtained from unaffiliated third parties. Capital Crossing may seek to exercise its influence over Capital Crossing Preferred's affairs so as to cause the sale of the mortgage assets owned by Capital Crossing Preferred and their replacement by lesser quality loans purchased from Capital Crossing or elsewhere which could adversely affect Capital Crossing Preferred's business and its ability to make timely payments of dividends.

        Future modifications of the advisory agreement or master service agreement.    Should Capital Crossing Preferred seek to modify either the advisory agreement or the master service agreement, it would rely upon its officers, all of whom are also officers of Capital Crossing, and/or its directors, three of whom are also officers of Capital Crossing. Thus, Capital Crossing Preferred's officers and/or directors would be responsible for taking positions with respect to such agreements that, while in Capital Crossing Preferred's best interests, would not be in the best interests of Capital Crossing. Although the termination, modification or decision not to renew the advisory agreement and/or the master service agreement requires the approval of a majority of Capital Crossing Preferred's independent directors, Capital Crossing, as holder of all of Capital Crossing Preferred's outstanding common stock, controls the election of all of Capital Crossing Preferred's directors, including the independent directors. Capital Crossing Preferred cannot assure you that such modifications will be on terms as favorable to it as those that could have been obtained from unaffiliated third parties.

        The terms of Capital Crossing Preferred's guarantee of obligations of Capital Crossing.    Capital Crossing Preferred has guaranteed all of the obligations of Capital Crossing under advances Capital Crossing may receive from time to time from the FHLBB, and has agreed to pledge a significant amount of its assets in connection with those advances. The assets Capital Crossing Preferred pledges to the FHLBB will vary from time to time; however, the potential exists for Capital Crossing Preferred to pledge all of its assets to the FHLBB to secure advances to Capital Crossing. In addition, Capital Crossing has pledged to the FHLBB all of the shares of Capital Crossing Preferred's capital stock it owns as collateral for its FHLBB borrowings. Under the terms of the pledge, if Capital Crossing becomes undercapitalized the FHLBB may require Capital Crossing to dissolve Capital Crossing Preferred such that the assets of Capital Crossing Preferred are distributed to Capital Crossing. In this circumstance the holders of Series A and Series C preferred shares would receive their liquidation preference only to the extent there are available assets of Capital Crossing Preferred following satisfaction of its outstanding obligations, including its guarantee of Capital Crossing's FHLBB borrowings. At December 31, 2001, approximately $39.8 million, or 16.8%, of Capital Crossing Preferred's assets have been pledged to and accepted by the FHLBB to secure advances to Capital Crossing. Capital Crossing has also agreed that it will not request or accept advances from the FHLBB in excess of Capital Crossing Preferred's total stockholders equity, less the stockholders equity attributable to the Series A and Series C preferred shares. As of December 31, 2001, this restriction would limit Capital Crossing's ability to receive advances in excess of approximately $203.4 million. As of December 31, 2001, Capital Crossing had $139.0 million in outstanding FHLBB borrowings. The guarantee and pledge were approved by Capital Crossing Preferred's independent directors, subject to certain requirements and limitations, including the requirement that Capital Crossing pay Capital Crossing Preferred a guarantee fee. Any default by Capital Crossing on its obligations which would require Capital Crossing Preferred to satisfy its guarantee could adversely affect its business and its ability to make timely payments of dividends.

        The master loan purchase agreement was not the result of arm's-length negotiations.    Capital Crossing Preferred acquires loans pursuant to the master mortgage loan purchase agreement between Capital Crossing Preferred and Capital Crossing, at an amount equal to Capital Crossing's net carrying value for those mortgage assets. While Capital Crossing Preferred believes that the master mortgage loan purchase agreement was fair to all parties and consistent with market terms, all of its officers and three of its directors are also officers and/or directors of Capital Crossing and/or affiliates of Capital Crossing. Capital Crossing, as holder of all of Capital Crossing Preferred's outstanding common stock, controls the election of all Capital Crossing Preferred's directors, including the independent directors. Capital Crossing Preferred cannot assure you that the master mortgage loan purchase agreement was entered into on terms as favorable to Capital Crossing Preferred as those that could have been obtained from unaffiliated third parties.

Neither Capital Crossing Preferred nor Capital Crossing have specific policies with respect to the purchase by Capital Crossing Preferred from Capital Crossing of particular loans or pools of loans

        The lack of specific policies with respect to the purchase by Capital Crossing Preferred of loans from Capital Crossing could result in Capital Crossing Preferred acquiring lower quality mortgage assets from Capital Crossing than if such policies were otherwise in place. Neither Capital Crossing Preferred nor Capital Crossing currently have specific policies with respect to the purchase by Capital Crossing Preferred from Capital Crossing of particular loans or pools of loans, other than that such assets must be eligible to be held by a REIT. Capital Crossing Preferred's Board of Directors has adopted certain policies to guide the acquisition and disposition of assets but these policies may be revised from time to time at the discretion of the Board of Directors without a vote of Capital Crossing Preferred's stockholders. Capital Crossing Preferred intends to acquire all or substantially all of the additional mortgage assets it may acquire in the future from Capital Crossing on terms that are comparable to those that could be obtained by Capital Crossing Preferred if such mortgage assets were purchased from unrelated third parties, but Capital Crossing Preferred cannot assure you that this will always be the case.

Capital Crossing Preferred's Board of Directors has broad discretion to revise Capital Crossing Preferred's strategies

        Capital Crossing Preferred's Board of Directors has established Capital Crossing Preferred's investment and operating strategies. These strategies may be revised from time to time at the discretion of the Board of Directors without a vote of Capital Crossing Preferred's stockholders. Changes in Capital Crossing Preferred's strategies could have a negative effect on you.

Capital Crossing Preferred does not obtain third-party valuations and therefore it may pay more or receive less than fair market value for its mortgage assets

        To date, Capital Crossing Preferred has not obtained third-party valuations as part of its loan acquisitions or dispositions and does not anticipate obtaining third-party valuations for future acquisitions and dispositions of mortgage assets. Capital Crossing Preferred does not intend to obtain third-party valuations even where it is acquiring mortgage assets from, or disposing mortgage assets to, one of its affiliates, including Capital Crossing. Accordingly, Capital Crossing Preferred may pay its affiliates, including Capital Crossing, more than the fair market value of mortgage assets it acquires and may receive less than the fair market value of the mortgage assets it sells based on a third-party valuation.

Capital Crossing Preferred may pay more than fair market value for mortgages it purchases from Capital Crossing because it does not engage in arm's-length negotiations with Capital Crossing

        Capital Crossing Preferred acquires mortgage assets from Capital Crossing under a master mortgage loan purchase agreement between it and Capital Crossing, at an amount equal to Capital Crossing's net carrying value for those mortgage assets. Because Capital Crossing is an affiliate of Capital Crossing Preferred's, Capital Crossing Preferred does not engage in any arm's-length negotiations regarding the consideration to be paid. Accordingly, if Capital Crossing's net carrying value exceeds the fair market value of the mortgage assets, Capital Crossing Preferred would pay Capital Crossing more than the fair market value for those mortgage assets.

A decline in interest rates could reduce Capital Crossing Preferred's earnings and affect its ability to pay dividends

        Capital Crossing Preferred's income consists primarily of interest earned on its mortgage assets and short-term investments. A significant portion of Capital Crossing Preferred's mortgage assets bears interest at adjustable rates. If there is a decline in interest rates, then Capital Crossing Preferred will experience a decrease in income available to be distributed to its stockholders. If interest rates decline, Capital Crossing Preferred may also experience an increase in prepayments on its mortgage assets and may find it difficult to purchase additional mortgage assets bearing rates sufficient to support payment of dividends on the Series A and Series C preferred shares. Because the dividend rates on the Series A and Series C preferred shares are fixed, a significant decline in interest rates could materially adversely affect Capital Crossing Preferred's ability to pay dividends on the Series A and Series C preferred shares.

Tax Risks Related to REITs

        If Capital Crossing Preferred fails to qualify as a REIT, it will be subject to federal income tax at regular corporate rates.    If Capital Crossing Preferred fails to qualify as a REIT for any taxable year, it would be subject to federal income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates. As a result, the amount available for distribution to Capital Crossing Preferred's stockholders would be reduced for the year or years involved. In addition, unless entitled to relief under statutory provisions, Capital Crossing Preferred would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. The failure to qualify as a REIT would reduce Capital Crossing Preferred's net earnings available for distribution to its stockholders because of the additional tax liability for the year or years involved. Capital Crossing Preferred's failure to qualify as a REIT would not by itself give Capital Crossing Preferred the right to redeem the Series A or Series C preferred shares, nor would it give the holders of the Series A or Series C preferred shares the right to have their shares redeemed.

        Although Capital Crossing Preferred currently intends to operate in a manner designed to qualify as a REIT, future economic, market, legal, tax or other considerations may cause it to determine that it is in its best interest and in the best interest of holders of its common stock and preferred stock to revoke its REIT election. The tax law prohibits Capital Crossing Preferred from electing treatment as a REIT for the four taxable years following the year of any such revocation.

        If Capital Crossing Preferred does not distribute 90% of its net taxable income, it may not qualify as a REIT.     In order to qualify as a REIT, Capital Crossing Preferred generally is required each year to distribute to its stockholders at least 90% (95% for taxable years beginning before January 1, 2001) of its net taxable income, excluding net capital gains. Capital Crossing Preferred may retain the remainder of REIT taxable income or all or part of its net capital gain, but will be subject to tax at regular corporate rates on such income. In addition, Capital Crossing Preferred is subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions considered as paid by Capital Crossing Preferred with respect to any calendar year are less than the sum of (1) 85% of its ordinary income for the calendar year, (2) 95% of its capital gains net income for the calendar year and (3) 100% of any undistributed income from prior periods. Under certain circumstances, federal or state regulatory authorities may restrict Capital Crossing Preferred's ability, as a subsidiary of Capital Crossing, to make distributions to its stockholders in an amount necessary to retain its REIT qualification. Such a restriction could result in Capital Crossing Preferred failing to qualify as a REIT. To the extent Capital Crossing Preferred's REIT taxable income may exceed the actual cash received for a particular period, Capital Crossing Preferred may not have sufficient liquidity to make distributions necessary to retain its REIT qualification.

        Capital Crossing Preferred may redeem the Series A and Series C preferred shares at any time upon the occurrence of a tax event.    At any time following the occurrence of certain changes in the tax laws or regulations concerning REITs, Capital Crossing Preferred will have the right to redeem the Series A and Series C preferred shares in whole, subject to the prior written approval of the FDIC. Capital Crossing Preferred would have the right to redeem the Series A and Series C preferred shares if it received an opinion of counsel to the effect that, as a result of changes to the tax laws or regulations:

  (1)
  dividends paid by Capital Crossing Preferred with respect to its capital stock are not fully deductible by it for income tax purposes; or

  (2)
  Capital Crossing Preferred is otherwise unable to qualify as a REIT.

        The occurrence of such changes in the tax laws or regulations will not, however, give the holders of the Series A and Series C preferred shares any right to have their shares redeemed.

        Capital Crossing Preferred has imposed ownership limitations to protect its ability to qualify as a REIT; however, if ownership of the common stock of Capital Crossing becomes concentrated in a small number of individuals Capital Crossing Preferred may fail to qualify as a REIT.    To maintain Capital Crossing Preferred's status as a REIT, not more than 50% in value of Capital Crossing Preferred's outstanding shares may be owned, directly or indirectly, by five or fewer individuals, as defined in the Internal Revenue Code, the Code, to include certain entities, during the last half of each taxable year. Capital Crossing Preferred currently satisfies this requirement because for this purpose Capital Crossing Preferred's common stock held by Capital Crossing is treated as held by Capital Crossing's stockholders. However, it is possible that the ownership of Capital Crossing might become sufficiently concentrated in the future such that five or fewer individuals would be treated as having constructive ownership of more than 50% of the value of Capital Crossing Preferred's stock. Capital Crossing Preferred may have difficulty monitoring the daily ownership and constructive ownership of its outstanding shares and, therefore, Capital Crossing Preferred cannot assure you that it will continue to meet the share ownership requirement. This risk may be increased in the future as Capital Crossing implements common stock repurchase programs because repurchases may cause ownership in Capital Crossing to become more concentrated. In addition, while the fact that the Series A and Series C preferred shares may be redeemed or exchanged will not affect Capital Crossing Preferred's REIT status prior to any such redemption or exchange, the redemption or exchange of all or a part of the Series A or Series C preferred shares could adversely affect Capital Crossing Preferred's ability to satisfy the share ownership requirements in the future.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Capital Crossing Preferred Corporation:

        We have audited the accompanying balance sheets of Capital Crossing Preferred Corporation, (formerly Atlantic Preferred Capital Corporation), as of December 31, 2001 and 2000 and the related statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of Capital Crossing Preferred Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Crossing Preferred Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Boston, Massachusetts
January 22, 2002

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Capital Crossing Preferred Corporation:

        We have audited the accompanying related statements of income, changes in stockholders' equity and cash flows of Capital Crossing Preferred Corporation (formerly Atlantic Preferred Capital Corporation) for the year ended December 31, 1999. These financial statements are the responsibility of the Capital Crossing Preferred Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Capital Crossing Preferred Corporation's operations and its cash flows for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.
Boston, Massachusetts
February 4, 2000

CAPITAL CROSSING PREFERRED CORPORATION
BALANCE SHEETS
December 31, 2001 and 2000

	2001	2000
	(in thousands)
ASSETS
Cash account with Capital Crossing Bank	$86	$85
Interest bearing deposits with Capital Crossing Bank	87,903	55,227

Total cash and cash equivalents	87,989	55,312

Certificate of deposit	100	100
Loans	166,446	178,455
Less discount and net deferred loan income	(14,411)	(12,048)
Less allowance for loan losses	(4,659)	(3,795)

Loans, net	147,376	162,612

Accrued interest receivable	896	1,159
Other assets	4	—

	$236,365	$219,183

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses and other liabilities	$417	$276

Total liabilities	417	276

Stockholders' equity:
Preferred stock, Series A, 9.75% non-cumulative, exchangeable; $.01 par value; $10 liquidation value per share; 1,449,000 shares authorized, 1,416,130 shares issued and outstanding	14	14
Preferred stock, Series B, 8% cumulative, non-convertible; $.01 par value; $1,000 liquidation value per share plus accrued dividends; 1,000 shares authorized, 941 and 946 shares issued and outstanding, respectively	—	—
Preferred stock, Series C, 10.25% non-cumulative, exchangeable; $.01 par value; $10 liquidation value per share; 1,840,000 shares authorized, issued and outstanding at December 31, 2001	18	—
Common stock, $.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	235,742	218,893
Retained earnings	174	—

Total stockholders' equity	235,948	218,907

	$236,365	$219,183

See accompanying notes to financial statements.

CAPITAL CROSSING PREFERRED CORPORATION
STATEMENTS OF INCOME
Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
	(in thousands)
Interest income:
Interest and fees on loans	$20,064	$19,897	$19,118
Interest on interest-bearing deposits	3,534	2,865	869

Total interest income	23,598	22,762	19,987

Other income:
Guarantee fee income	80	40	—
Gains on sales of loans	156	123	—

Total other income	236	163	—

Operating expenses:
Loan servicing and advisory	431	476	410
Net gain on sale of other real estate owned	—	(246)	(396)
Other general and administrative	67	113	113

Total operating expenses	498	343	127

Net income	23,336	22,582	19,860
Preferred stock dividends	2,562	1,459	1,338

Net income available to common shareholder	$20,774	$21,123	$18,522

See accompanying notes to financial statements.

CAPITAL CROSSING PREFERRED CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2001, 2000 and 1999

			Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C
	Common Stock
									Additional Paid-in Capital	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Total
	(Dollars in thousands)
Balance at December 31, 1998	100	$—	—	$—	1,000	$—	—	$—	$155,263	$1,055	$156,318
Net proceeds from issuance of preferred stock, Series A	—	—	1,416,130	14	—	—	—	—	12,576	—	12,590
Net income	—	—	—	—	—	—	—	—	—	19,860	19,860
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	(1,258)	(1,258)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	(80)	(80)
Common stock dividend	—	—	—	—	—	—	—	—	—	(18,763)	(18,763)

Balance at December 31, 1999	100	—	1,416,130	14	1,000	—	—	—	167,839	814	168,667
Net income	—	—	—	—	—	—	—	—	—	22,582	22,582
Capital contribution from common stockholder	—	—	—	—	—	—	—	—	80,433	—	80,433
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	(1,381)	(1,381)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	(78)	(78)
Repurchase of preferred stock, Series B	—	—	—	—	(54)	—	—	—	(54)	—	(54)
Return of capital to common stockholder	—	—	—	—	—	—	—	—	(29,325)	—	(29,325)
Common stock dividend	—	—	—	—	—	—	—	—	—	(21,937)	(21,937)

Balance at December 31, 2000	100	—	1,416,130	14	946	—	—	—	218,893	—	218,907
Net proceeds from issuance of preferred stock, Series C	—	—	—	—	—	—	1,840,000	18	16,854	—	16,872
Net income	—	—	—	—	—	—	—	—	—	23,336	23,336
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	(1,381)	(1,381)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	(76)	(76)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	(1,105)	(1,105)
Repurchase of preferred stock, Series B	—	—	—	—	(5)	—	—	—	(5)	—	(5)
Common stock dividend	—	—	—	—	—	—	—	—	—	(20,600)	(20,600)

Balance at December 31, 2001	100	$—	1,416,130	$14	941	$—	1,840,000	$18	$235,742	$174	$235,948

See accompanying notes to financial statements.

CAPITAL CROSSING PREFERRED CORPORATION
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
	(in thousands)
Cash flows from operating activities:
Net income	$23,336	$22,582	$19,860
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sale and disposition of other real estate owned	—	(246)	(396)
Gain on sales of loans	(156)	(123)	—
Other, net	579	(246)	—

Net cash from by operating activities	23,759	21,967	19,464

Cash flows from investing activities:
Loan repayments	48,961	51,077	44,557
Purchases of loans from Capital Crossing Bank	(34,998)	—	(36,263)
Sales of other real estate owned	—	680	1,471
Sales of loans	1,094	2,030	—
Purchase of certificate of deposit	—	—	(100)

Net cash from investing activities	15,057	53,787	9,665

Cash flows used in financing activities:
Net proceeds from issuance of preferred stock, Series A	—	—	12,590
Net proceeds from issuance of preferred stock, Series C	16,872	—	—
Repurchase of preferred stock, Series B	(5)	(54)	—
Return of capital to common stockholder	—	(29,325)	—
Payment of preferred stock dividends	(2,406)	(1,459)	(1,203)
Payment of common stock dividend	(20,600)	(21,937)	(18,763)

Net cash used in financing activities	(6,139)	(52,775)	(7,376)

Net change in cash and cash equivalents	32,677	22,979	21,753
Cash and cash equivalents at beginning of period	55,312	32,333	10,580

Cash and cash equivalents at end of period	$87,989	$55,312	$32,333

Supplemental information:
Capital contribution from common stockholder in form of mortgage loans	$—	$80,433	$—
Transfers from loans to other real estate owned	—	—	1,509
Income taxes paid (refunded)	(2)	—	31

See accompanying notes to financial statements.

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2001, 2000 and 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of presentation

        Capital Crossing Preferred Corporation ("Capital Crossing Preferred"), formerly Atlantic Preferred Capital Corporation, is a Massachusetts corporation organized on March 20, 1998, to acquire and hold real estate assets. Capital Crossing Bank ("Capital Crossing"), a federally insured Massachusetts trust company, owns all of Capital Crossing Preferred's common stock (as defined below). Capital Crossing is in compliance with its regulatory capital requirements at December 31, 2001.

        On March 31, 1998, Capital Crossing Preferred was initially capitalized with the issuance to Capital Crossing of 100 shares of Capital Crossing Preferred's common stock, $.01 par value, and 1,000 shares of Series B preferred stock, $.01 par value, with Capital Crossing transferring to Capital Crossing Preferred a portfolio of loans at its estimated fair value of $140,740,000. Such loans were recorded in the accompanying balance sheet at Capital Crossing's historical cost, which approximated their estimated fair values.

        In 1999, Capital Crossing Preferred completed the sale of 1,416,130 shares of Series A preferred stock. In 2001, Capital Crossing Preferred completed the sale of 1,840,000 shares of Series C preferred stock. See Note 3.

  Business

        Capital Crossing Preferred's business is to hold real estate assets acquired from Capital Crossing. Capital Crossing's primary business lines include the acquisition of commercial real estate and multi-family residential real estate loans from sellers in the financial services industry.

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

  Cash equivalents

        Cash equivalents include cash and interest-bearing deposits held at Capital Crossing with maturities of ninety days or less.

  Loans

        A substantial portion of the loan portfolio is comprised of commercial real estate and multi-family loans in California and New England. The ability of Capital Crossing Preferred's debtors to honor their contracts is dependent upon the real estate and general economic sectors in these regions.

        Loans, as reported, have been adjusted for discounts on loans purchased, net deferred loan fees and the allowance for loan losses.

        Net deferred loan fees and costs are amortized to interest income using the interest method over the terms of the loans.

        Capital Crossing Preferred accounts for purchased loans under the guidance of AICPA Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. Discount loan income and loan loss provisions are accounted for on an individual loan basis.

        At the time of acquisition of purchased pools of loans, the excess of the contractual balances over the amount of reasonably estimable and probable discounted future cash collections for each loan is recorded as non-amortizing discount. The remaining discount, which represented the excess of the amount of reasonably estimable and probable discounted future cash collections over the acquisition amount is accreted into interest income using the interest method over the term of the loans and is not accreted on non-accrual loans. The non-amortizing discount is not accreted into income until it is determined that the amount and timing of the related cash flows are reasonably estimable and collection is probable. If cash flows cannot be reasonably estimated for any loan, and collection is not probable, the cost recovery method of accounting is used. Under the cost recovery method, any amounts received are applied against the recorded amount of the loan. Non-amortizing discount is generally offset against the related principal balance when the amount at which a loan is resolved or restructured is determined.

        Subsequent to acquisition, if cash flow projections improve, and it is determined that the amount and timing of the cash flows related to the non-amortizing discount are reasonably estimable and collection is probable, the corresponding decrease in the non-amortizing discount is transferred to the amortizing portion and is accreted into interest income over the remaining life of the loan on the interest method. If cash flow projections deteriorate subsequent to acquisition, the decline is accounted for through the allowance for loan losses.

        When a loan is paid off, the excess of any cash received over the net investment is recorded as interest income. In addition to the amount of purchase discount that is recognized at that time, income may also include interest owed by the borrower prior to Capital Crossing's acquisition of the loan, interest collected if on non-performing status, prepayment fees and other loan fees.

        Prior to January 1, 1999, discounts on purchased loans were accounted for on a pool basis rather than on individual basis. Under pool accounting, discounts were available for allocation to all loans purchased as part of a pool; under loan-by-loan accounting, all available discount is allocated to individual loans. Accordingly, in connection with the accounting change, $860,000 of non-amortizing discount was transferred to the allowance for loan losses, representing general reserve allocations on outstanding purchased loan balances. Subsequent to January 1, 1999, allocations from purchase discounts to the allowance for loan losses are made on all loans purchased.

        Accrual of interest on loans and discount accretion are generally discontinued when loan payments are ninety days or more past due or the collectibility of principal and interest is not probable or estimable. Interest income previously accrued on such loans is reversed against current period interest income, and the loan is accounted for using either the cash basis or the cost recovery method whereby any amounts received are applied against the recorded amount of the loan. A determination as to which method is used is made on a case-by-case basis.

        Loans are returned to accrual status when the loan is brought current in accordance with management's anticipated cash flows at the time of loan acquisition or origination.

        A loan purchased by Capital Crossing is considered impaired when, based on current information and events, it is determined that estimated cash flows are less than the cash flows estimated at the date of purchase. A loan originated by Capital Crossing is considered impaired when, based on current information and events, it is probable that Capital Crossing Preferred will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Loan impairment is measured on a loan-by-loan basis by comparing Capital Crossing Preferred's recorded investment in the loan to the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Substantially all of Capital Crossing Preferred's loans which have been identified as impaired have been measured by the fair value of existing collateral.

  Allowance for loan losses

        The initial allowance for loan losses was transferred from Capital Crossing at the time of the initial transfer of loans to Capital Crossing Preferred and additional transfers are made in connection with each transfer of loans from Capital Crossing. Subsequent to the date of transfer, the allowance for loan losses will be adjusted, if necessary, through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the loan balance, or a portion thereof, is uncollectible. Subsequent recoveries, if any, are credited to the allowance. In determining the adequacy of the allowance for loan losses, management initially considers the loan allowances specifically allocated to individual impaired loans. Next, management considers the level of general loan loss allowances deemed appropriate for the balance of the portfolio. Factors considered include known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, historical loss ranges, the estimated value of any underlying collateral and prevailing economic conditions. An additional allowance is maintained based on a judgmental process whereby management considers qualitative and quantitative assessments of other factors including regional credit concentration, industry concentration, results of regulatory examinations, historical loss ranges, portfolio composition, economic conditions such as interest rates and energy costs and other changes in the portfolio.

        The allowance for loan losses is management's estimate of the probable loan losses incurred as of the balance sheet date. The allowance is increased by provisions charged to earnings, allocations of purchase discount, and recoveries of amounts previously charged-off, and is reduced by charge-offs on loans.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Concluded)

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

  Income taxes

        Capital Crossing Preferred has elected, for Federal income tax purposes, to be treated as a Real Estate Investment Trust ("REIT") and intends to comply with the provisions of the Internal Revenue Code of 1986, as amended (the "IRC"). Accordingly, Capital Crossing Preferred will not be subject to corporate income taxes to the extent it distributes at least 100% of its REIT taxable income to stockholders and as long as certain assets, income, distribution and stock ownership tests are met in accordance with the IRC. Because management of Capital Crossing Preferred believes it will qualify as a REIT for federal income tax purposes, no provision for income taxes is included in the accompanying financial statements.

2. LOANS, NET

        A summary of the balances of loans follows:

	December 31,
	2001	2000
	(in thousands)
Mortgage loans on real estate:
Commercial real estate	$106,291	$98,842
Multi-family residential	55,868	72,520
One-to-four family residential	3,073	6,268
Land	1,214	587

Total	166,446	178,217
Secured commercial	—	209
Other	—	29

Total loans, gross	166,446	178,455
Less:
Non-amortizing discount	(6,062)	(6,704)
Amortizing discount	(8,257)	(5,262)
Allowance for loan losses	(4,659)	(3,795)
Net deferred loan fees	(92)	(82)

Loans, net	$147,376	$162,612

        Activity in the allowance for loan losses follows:

	Years Ended December 31,
	2001	2000	1999
	(in thousands)

Balance at beginning of year	$3,795	$2,855	$1,337
Additions in connection with loans purchased or transferred	867	1,215	658
Transfer to Capital Crossing with loans sold	(3)	—	—
Charge-offs	—	(275)	—
Transfer from non-amortizing discount (See Note 1)	—	—	860

Balance at end of year	$4,659	$3,795	$2,855

        Information pertaining to the net investment in impaired and non-accrual loans follows:

	December 31,
	2001	2000
	(in thousands)
Impaired loans:
Without a valuation allowance	$505	$815
With a valuation allowance	1,898	3,069

Total impaired loans	$2,403	$3,884

Valuation allowance related to impaired loans	$209	$315

Total non-accrual loans	$153	$220

	Years Ended December 31,
	2001	2000	1999
	(in thousands)

Average investment in impaired loans	$2,936	$5,395	$6,561

Interest income recognized on impaired loans	$327	$330	$431

Interest income recognized on a cash basis on impaired loans	$314	$302	$105

        Included in impaired loans at December 31, 2001 and 2000 are restructured loans, totaling $484,000 and $326,000, respectively, which were not on non-accrual. There were no restructured loans in 1999.

3. PREFERRED STOCK

        On March 31, 1998, Capital Crossing Preferred issued 1,000 shares of its 8% Cumulative Non-convertible Preferred Stock, Series B, to Capital Crossing. Holders of Series B preferred stock are entitled to receive, if declared by the Board of Directors of Capital Crossing Preferred, dividends at a rate of 8% of the average daily outstanding liquidation amount, as defined. Dividends accumulate at the completion of each completed period, as defined, and payment dates are determined by the Board of Directors. Series B preferred stock may be redeemed by Capital Crossing Preferred for its outstanding liquidation amount plus accrued dividends upon the occurrence of certain events.

        Series B preferred stock has a liquidation amount of $1,000 per share. In the event of a voluntary or involuntary dissolution or liquidation of Capital Crossing Preferred, preferred stockholders are entitled to the total liquidation amount, as defined, plus any accrued and accumulated dividends.

        On February 12, 1999, Capital Crossing Preferred completed the sale of 1,416,130 shares of Non-cumulative Exchangeable Preferred Stock, Series A, with a dividend rate of 9.75% and a liquidation preference of $10 per share, which raised net proceeds of $12,590,000, after related offering costs of $1,571,000.

        Series A preferred stock is exchangeable for preferred shares of Capital Crossing if the Federal Deposit Insurance Corporation (FDIC) so directs, when or if Capital Crossing becomes or may in the near term become undercapitalized or Capital Crossing is placed into conservatorship or receivership. Series A preferred stock is redeemable at the option of Capital Crossing Preferred on or after February 1, 2004, with the prior consent of the FDIC.

        On May 31, 2001, Capital Crossing Preferred completed the sale of 1,840,000 shares of Non-cumulative Exchangeable Preferred Stock, Series C, with a dividend rate of 10.25% and a liquidation preference of $10 per share, which raised net proceeds of $16,872,000, after related offering costs of $1,528,000.

        Series C preferred stock is exchangeable for preferred shares of Capital Crossing if the FDIC so directs, when or if Capital Crossing becomes or may in the near term become undercapitalized or Capital Crossing is placed into conservatorship or receivership. Series C preferred stock is redeemable at the option of Capital Crossing Preferred on or after May 31, 2006, with the prior consent of the FDIC.

4. RELATED PARTY TRANSACTIONS

        Capital Crossing performs advisory services and services the loans owned by Capital Crossing Preferred. The servicing and advisory fee rate is .25% per annum of the average outstanding principal balance of the loans. Servicing and advisory fees for the years ended December 31, 2001, 2000 and 1999 totaled $431,000, $476,000 and $410,000, respectively, of which $35,000, $39,000 and $33,000, respectively, are included in accrued expenses and other liabilities.

        In addition to the loans transferred to Capital Crossing Preferred by Capital Crossing on March 31, 1998 (see Note 1), Capital Crossing Preferred periodically purchases loans from Capital Crossing. Capital Crossing Preferred purchased loans with carrying values, including accrued interest, of $34,998,000 and $36,263,000 during 2001 and 1999, respectively. There were no loans purchased during 2000. During 2000, Capital Crossing also contributed loans carrying values of $80,433,000 to Capital

Crossing Preferred. The carrying value of these loans approximated their fair values at the date of purchase or contribution.

        Effective July 1, 2000, Capital Crossing Preferred entered into an agreement to make certain assets available to be pledged in connection with borrowings of Capital Crossing. Capital Crossing Preferred receives an annual guarantee fee of $80,000 under this agreement. Guarantee fee income for the years ended December 31, 2001 and 2000 was $80,000 and $40,000, respectively.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

        SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of estimated fair values of all financial instruments where it is practicable to estimate such values. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of Capital Crossing Preferred.

        The following methods and assumptions were used by Capital Crossing Preferred in estimating fair value disclosures for financial instruments:

        Cash and cash equivalents:    The carrying amounts of cash and money market accounts approximate fair value because of the short-term maturity of these instruments.

        Certificates of deposit:    The carrying value of certificates of deposit approximate fair values because of the short-term maturity of these instruments.

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

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2001, 2000 and 1999 (Concluded)

5. FAIR VALUE OF FINANCIAL INSTRUMENTS (Concluded)

        The estimated fair values, and related carrying amounts, of Capital Crossing Preferred's financial instruments are as follows:

	December 31,
	2001		2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents	$87,989	$87,989	$55,312	$55,312
Certificate of deposit	100	100	100	100
Loans, net	147,376	150,358	162,612	167,000
Accrued interest receivable	896	896	1,159	1,159

6. QUARTERLY DATA (UNAUDITED)

	Years Ended December 31,
	2001				2000
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands)
Interest income	$5,791	$6,618	$5,321	$5,868	$6,954	$6,198	$5,828	$3,782
Other income	176	20	20	20	20	143	—	—
Operating expenses	109	133	119	137	111	153	159	(80)

Net income	5,858	6,505	5,222	5,751	6,863	6,188	5,669	3,862
Preferred stock dividends	835	836	527	364	363	364	366	366

Net income available to common stockholder	$5,023	$5,669	$4,695	$5,387	$6,500	$5,824	$5,303	$3,496

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

        The following table sets forth certain information about the directors and executive officers of Capital Crossing Preferred.

Name	Age	Position(s) Held
Richard Wayne	49	President, Director
Edward F. Mehm	37	Vice President, Treasurer, Director
Bradley M. Shron	45	Vice President, Clerk
Nicholas W. Lazares	50	Director
Jeffrey Ross	57	Director
Michael J. Fox, M.D.	55	Director

        The principal occupation for the last five years of each director and executive officer of Capital Crossing Preferred is set forth below.

Richard Wayne. Mr. Wayne has served as the President and a Director of Capital Crossing Preferred since March 1998. Mr. Wayne is President, Co-Chief Executive Officer and a Director of Capital Crossing.

Edward F. Mehm. Mr. Mehm has served as the Treasurer and a Director of Capital Crossing Preferred since October 2001. Mr. Mehm has served as Chief Financial Officer, Executive Vice President and Treasurer of Capital Crossing since October 2001 and served as Executive Vice President from April 2000 to October 2001 and as a Senior Vice President from January 1997 to April 2000.

Bradley M. Shron. Mr. Shron has served as Clerk of Capital Crossing Preferred since March 1998 and a Vice President since April 1999. Mr. Shron has served as Executive Vice President, General Counsel and Clerk of Capital Crossing since April 2000 and served as Senior Vice President, General Counsel and Clerk from 1998 to April 2000. From 1997 to 1998, Mr. Shron served as Senior Vice President, Legal Counsel and Assistant Clerk.

Nicholas W. Lazares. Mr. Lazares has served as a Director of Capital Crossing Preferred since March 1998. Mr. Lazares is Chairman of the Board of Directors and Co-Chief Executive Officer of Capital Crossing.

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

Michael J. Fox, M.D., M.B.A. Dr. Fox has served as President and Chief Executive Officer of Healthcare Advisors, Inc., consultants to biopharmaceutical companies and the investment community, since January 1997. From December 2000 through August 2001, Dr. Fox also served as President and Chief Operating Officer of Penwest Pharmaceuticals Co. From 1998 to 1999, Dr. Fox also served as a Senior Vice President of Alkermes, Inc. Dr. Fox has been a Director of Capital Crossing Preferred since January 2000.

Audit Committee

        Capital Crossing Preferred has established an audit committee which will, among other things:

  (1)
  review the engagement and independence of its auditors;

  (2)
  review the adequacy of Capital Crossing Preferred's internal accounting controls and financial reporting process; and

  (3)
  review transactions between Capital Crossing Preferred and Capital Crossing.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that Capital Crossing Preferred's executive officers and directors and persons who own more than 10% of its outstanding shares of Common Stock, file reports of ownership and changes in ownership with the Securities Exchange Commission and Nasdaq. Executive Officers, directors and greater than 10% stockholders are required by applicable regulations to furnish Capital Crossing Preferred with copies of all reports filed by such persons pursuant to the Exchange Act, and the rules and regulations promulgated thereunder. Based on a review of Capital Crossing Preferred's records, Capital Crossing Preferred believes that all reports required by the Exchange Act were filed on a timely basis.

Item 11. Executive Compensation

        Capital Crossing Preferred pays the independent directors a per meeting fee of $1,250 for their services as directors. Capital Crossing Preferred will not pay any compensation to its officers or employees or to directors who are not independent directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth, as of March 22, 2002, the number and percentage of outstanding shares of common stock, Series A preferred shares, Series B preferred shares and Series C preferred shares beneficially owned by (i) all persons known by Capital Crossing Preferred to own more than five percent of such shares; (ii) each director of Capital Crossing Preferred; (iii) each executive officer of Capital Crossing Preferred; and (iv) all executive officers and directors of Capital Crossing Preferred as a group. The persons or entities named in the table have sole voting and sole investment power with respect to each of the shares beneficially owned by such person or entity. The calculations were based on a total of 100 shares of common stock, 1,416,130 Series A preferred shares, 941 Series B preferred shares and 1,840,000 Series C preferred shares outstanding as of March 22, 2002.

Name and Address of Beneficial Owner (1)	Amount of Shares (Class)	Percentage of Outstanding Shares
Capital Crossing Bank	100 shares of common stock 900 Series B preferred shares	100.0% 95.5%
Edward F. Mehm (2)(3)	2 Series B preferred shares (4)	*
Nicholas W. Lazares (3)	2 Series B preferred shares (4)	*
Bradley M. Shron (2)	—	*
Richard Wayne (2)(3)	2 Series B preferred shares (4)	*
Jeffrey Ross (3)	—	*
Michael J. Fox, M.D., M.B.A. (3)	—	*
All executive officers and directors as a group (6 persons)	6 Series B preferred shares	*

(1)
The address of each beneficial owner is c/o Capital Crossing Preferred Corporation, 101 Summer Street, Boston, Massachusetts 02110.

(2)
Executive officer of Capital Crossing Preferred.

(3)
Director of Capital Crossing Preferred.

(4)
Includes 1 share held of record by such executive officer/director's spouse.

*
Less than 1%.

Item 13. Certain Relationships and Related Transactions

Servicing Agreement

        Capital Crossing Preferred's loan portfolio is serviced by Capital Crossing pursuant to the terms of the master service agreement. Capital Crossing in its role as servicer under the terms of the master service agreement receives a fee equal to 0.20% per annum, payable monthly, on the gross outstanding principal balances of loans serviced. For the year ended December 31, 2001, Capital Crossing Preferred incurred $345,000 in servicing fees payable to Capital Crossing.

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

        Capital Crossing is required to pay all expenses related to the performance of its duties under the master service agreement. Under the master mortgage loan purchase agreement, Capital Crossing is required to repurchase, at the request of Capital Crossing Preferred, any mortgage loan it sold to Capital Crossing Preferred in the event any material representation or warranty pertaining to the mortgage assets is untrue, unless Capital Crossing Preferred permits Capital Crossing to substitute other qualified mortgage assets for such asset. The repurchase price for any such mortgage loan is the outstanding net carrying value thereof plus accrued and unpaid interest thereon at the date of repurchase. Capital Crossing may institute foreclosure proceedings, exercise any power of sale contained in any mortgage or deed of trust, obtain a deed-in-lieu-of-foreclosure or otherwise acquire title to a mortgaged property underlying a mortgage loan by operation of law or otherwise in accordance with the terms of the master service agreement.

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

Advisory Agreement

        Capital Crossing Preferred has entered into an advisory agreement with Capital Crossing to administer the day-to-day operations of Capital Crossing Preferred. For the year ended December 31, 2001, Capital Crossing Preferred incurred $86,000 in servicing fees payable to Capital Crossing. As advisor, Capital Crossing is responsible for:

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

        The advisory agreement has an initial term of five years, and will be renewed automatically for additional one-year periods unless notice of nonrenewal is delivered to Capital Crossing by Capital Crossing Preferred. After the initial five year term, the advisory agreement may be terminated by Capital Crossing Preferred at any time upon 90 days prior notice. As long as any Series A preferred shares remain outstanding, any decision by Capital Crossing Preferred either not to renew the advisory agreement or to terminate the advisory agreement must be approved by a majority of Capital Crossing Preferred's independent directors. Other than the servicing fee and the advisory fee, Capital Crossing will not be entitled to any fee for providing advisory and management services to Capital Crossing Preferred.

Guarantee and Pledge of Assets

        Capital Crossing Preferred has guaranteed all of the obligations of Capital Crossing to the Federal Home loan Bank of Boston ("FHLBB") and has agreed to pledge a significant amount of its assets as collateral for advances Capital Crossing may receive from time to time from the FHLBB. At December 31, 2001, Capital Crossing had outstanding FHLBB advances of $139.0 million. At December 31, 2000, Capital Crossing did not have any advances outstanding from the FHLBB. Effective July 1, 2000, Capital Crossing Preferred entered into an agreement to make certain assets available to be pledged in connection with FHLBB borrowings of Capital Crossing Bank. Capital Crossing Preferred receives an annual fee of $80,000 from Capital Crossing under this agreement.

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

  (b)
  Reports on Form 8-K: None filed during the period covered by this report.

  (c)
  Exhibits:

Exhibit No.	Description
1.	Form of Underwriting Agreement between Capital Crossing Preferred Corporation and the underwriters (1).
3.1(a)	Restated Articles or Organization of Capital Crossing Preferred Corporation (2).
3.1(b)	Form of Restated Articles of Organization of Capital Crossing Preferred Corporation (3).
3.1(c)	Articles of Amendment to Restated Articles of Organization of Capital Crossing Preferred Corporation reflecting change of name (4).
3.2	Amended and Restated By-laws of Capital Crossing Preferred Corporation (5).
4.1	Specimen of certificate representing Series A preferred shares (6).
10.1	Master Mortgage Loan Purchase Agreement between Capital Crossing Preferred Corporation and Capital Crossing Bank (6).
10.2	Master Service Agreement between Capital Crossing Preferred Corporation and Capital Crossing Bank (6).
10.3	Advisory Agreement between Capital Crossing Preferred Corporation and Capital Crossing Bank (6).
10.4	Form of Letter Agreement between Capital Crossing Preferred Corporation and Capital Crossing Bank regarding issuance of certain securities (6).

(1)
Incorporated by reference to Exhibit 1 of Capital Crossing Preferred Corporation's registration statement on Form S-11 (No. 333-57044), filed April 25, 2001, as amended.

(2)
Incorporated by reference to Exhibit 3.1 of Atlantic Preferred Capital Corporation's Annual Report on Form 10-K filed March 31, 1999 (Commission File No. 000-25193).

(3)
Incorporated by reference to Exhibit 3.2 of Capital Crossing Preferred Corporation's registration statement on Form S-11 (No. 333-57044), filed April 25, 2001, as amended.

(4)
Incorporated by reference to Exhibit 3.1(b) of Capital Crossing Preferred Corporation's Annual Report on Form 10-K filed March 14, 2001 (Commission File No. 000-25193).

(5)
Incorporated by reference to Exhibit 3.2 of Atlantic Preferred Capital Corporation's Annual Report on Form 10-K filed on March 31, 1999 (Commission File No. 000-25193).

(6)
Incorporated by reference to Atlantic Preferred Capital Corporation's registration statement on Form S-11 (No. 333-66677), filed November 3, 1998, as amended.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CROSSING PREFERRED CORPORATION
Date: March 22, 2002	By:	/s/ RICHARD WAYNE Richard Wayne President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dated indicated.

Signature	Title

/s/ RICHARD WAYNE (Richard Wayne)	President and Director (Principal Executive Officer)
/s/ EDWARD F. MEHM (Edward F. Mehm)	Vice President, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)
/s/ NICHOLAS W. LAZARES (Nicholas W. Lazares)	Director
/s/ JEFFREY ROSS (Jeffrey Ross)	Director
/s/ MICHAEL J. FOX (Michael J. Fox)	Director

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Capital Crossing Preferred's Common Stock and Related Security Holder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
INDEPENDENT AUDITORS' REPORT
INDEPENDENT AUDITORS' REPORT
CAPITAL CROSSING PREFERRED CORPORATION BALANCE SHEETS December 31, 2001 and 2000
CAPITAL CROSSING PREFERRED CORPORATION STATEMENTS OF INCOME Years Ended December 31, 2001, 2000 and 1999
CAPITAL CROSSING PREFERRED CORPORATION STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY Years Ended December 31, 2001, 2000 and 1999
CAPITAL CROSSING PREFERRED CORPORATION STATEMENTS OF CASH FLOWS Years Ended December 31, 2001, 2000 and 1999
CAPITAL CROSSING PREFERRED CORPORATION NOTES TO FINANCIAL STATEMENTS Years Ended December 31, 2001, 2000 and 1999
CAPITAL CROSSING PREFERRED CORPORATION NOTES TO FINANCIAL STATEMENTS Years Ended December 31, 2001, 2000 and 1999 (Concluded)
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES