Form 10-Q
period 2002-03-31
CAPITAL CROSSING PREFERRED CORP
filed 2002-05-15
CIK 1072806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

Commission File Number 000-25193

CAPITAL CROSSING PREFERRED CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-3439366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Summer Street	02110
Boston, Massachusetts	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (617) 880-1000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

The number of shares outstanding of the registrant’s sole class of common stock was 100 shares, $.01 par value per share, as of May 10, 2002.

Capital Crossing Preferred Corporation

Table of Contents

PART I – Financial Information

Item 1.	Financial Statements:

a)	Balance Sheets

b)	Statements of Income

c)	Statements of Changes in Stockholders’ Equity

d)	Statements of Cash Flows

e)	Notes to Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Risk Factors and Other Factors Affecting Forward Looking Statements

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

PART II – Other Information

Item 1.	Legal Proceedings

Signatures

PART I

Item 1. Financial Statements

Capital Crossing Preferred Corporation

Balance Sheets

	March 31, 2002	December 31, 2001
	(unaudited)
	(in thousands, except share data)
ASSETS

Cash account with Capital Crossing Bank	$87	$86
Interest bearing deposits with Capital Crossing Bank	89,779	87,903
Total cash and cash equivalents	89,866	87,989

Certificate of deposit	100	100

Loans	169,246	166,446
Less discount and net deferred loan income	(13,551)	(14,411)
Less allowance for loan losses	(5,140)	(4,659)
Loans, net	150,555	147,376

Accrued interest receivable	940	896
Other assets	12	4

	$241,473	$236,365

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses and other liabilities	$393	$417
Total liabilities	393	417

Stockholders’ equity:
Preferred stock, Series A, 9.75% non-cumulative, exchangeable; $.01 par value; $10 liquidation value per share; 1,449,000 shares authorized, 1,416,130 shares issued and outstanding	14	14
Preferred stock, Series B, 8% cumulative, non-convertible; $.01 par value; $1,000 liquidation value per share plus accrued dividends; 1,000 shares authorized, 941 shares issued and outstanding	—	—
Preferred stock, Series C, 10.25% non-cumulative, exchangeable; $.01 par value; $10 liquidation value per share; 1,840,000 shares authorized, issued and outstanding	18	18
Common stock, $.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	235,742	235,742
Retained earnings	5,306	174
Total stockholders’ equity	241,080	235,948

	$241,473	$236,365

The accompanying notes are an integral part of these unaudited interim financial statements.

Capital Crossing Preferred Corporation

Statements of Income

(unaudited)

	Three Months Ended March 31,
	2002	2001
	(in thousands)
Interest income:
Interest and fees on loans	$4,970	$5,049
Interest on interest-bearing deposits	581	819
Total interest income	5,551	5,868

Other income:
Gains on sales of loans	517	—
Guarantee fee income	20	20
Total other income	537	20
Operating expenses:
Loan servicing and advisory services	104	119
Other general and administrative	17	18
Total operating expenses	121	137

Net income	5,967	5,751
Preferred stock dividends	835	364
Net income available to common stockholder	$5,132	$5,387

The accompanying notes are an integral part of these unaudited interim financial statements.

Capital Crossing Preferred Corporation

Statements of Changes in Stockholders’ Equity

(unaudited)

	Three Months Ended March 31, 2002
			Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Additional Paid-in Capital		Total Stockholders’ Equity
	Common Stock									Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(dollars in thousands)

Balance at December 31, 2001	100	$—	1,416,130	$14	941	$—	1,840,000	$18	$235,742	$174	$235,948
Net income	—	—	—	—	—	—	—	—	—	5,967	5,967
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	(345)	(345)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	(19)	(19)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	(471)	(471)
Balance at March 31, 2002	100	$—	1,416,130	$14	941	$—	1,840,000	$18	$235,742	$5,306	$241,080

	Three Months Ended March 31, 2001
			Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Additional Paid-in Capital		Total Stockholders’ Equity
	Common Stock									Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(dollars in thousands)

Balance at December 31, 2000	100	$—	1,416,130	$14	946	$—	—	$—	$218,893	$—	$218,907
Net income	—	—	—	—	—	—	—	—	—	5,751	5,751
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	(345)	(345)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	(19)	(19)
Repurchase of preferred stock, Series B	—	—	—	—	(4)	—	—	—	(4)	—	(4)
Balance at March 31, 2001	100	$—	1,416,130	$14	942	$—	—	$—	$218,889	$5,387	$224,290

The accompanying notes are an integral part of these unaudited interim financial statements.

Capital Crossing Preferred Corporation

Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2002	2001
	(in thousands)
Cash flows from operating activities:
Net income	$5,967	$5,751
Adjustments to reconcile net income to net cash from operating activities:
Gains on sales of loans	(517)	—
Other, net	(55)	21

Net cash from operating activities	5,395	5,772

Cash flows (used in) from investing activities:
Amortization and payoffs on loans	11,575	15,625
Purchase of loans from Capital Crossing Bank	(16,944)	—
Proceeds from sales of loans	2,686	171

Net cash (used in) from investing activities	(2,683)	15,796

Cash flows used in financing activities:
Repurchase of preferred stock, Series B	—	(4)
Payment of preferred stock dividends	(835)	(364)

Net cash used in financing activities	(835)	(368)

Net change in cash and cash equivalents	1,877	21,200
Cash and cash equivalents at beginning of period	87,989	55,312

Cash and cash equivalents at end of period	$89,866	$76,512

The accompanying notes are an integral part of the unaudited interim financial statements.

Capital Crossing Preferred Corporation

Notes to Financial Statements (Unaudited)

Three Months Ended March 31, 2002 and 2001

Note 1.   Basis of Presentation

Capital Crossing Preferred Corporation (“Capital Crossing Preferred”), is a Massachusetts corporation organized on March 20, 1998, to acquire and hold real estate assets.  Capital Crossing Bank (“Capital Crossing”), a federally insured Massachusetts trust company, owns all of Capital Crossing Preferred’s common stock.  Capital Crossing is in compliance with its regulatory capital requirements at March 31, 2002.

On March 31, 1998, Capital Crossing Preferred was initially capitalized with the issuance to Capital Crossing of 100 shares of Capital Crossing Preferred’s common stock, $.01 par value, and 1,000 shares of Series B preferred stock, $.01 par value, with Capital Crossing transferring to Capital Crossing Preferred a portfolio of loans at its estimated fair value of $140,740,000.  Such loans were recorded in the accompanying balance sheet at Capital Crossing’s historical cost, which approximated their estimated fair values.

In 1999, Capital Crossing Preferred completed the sale of 1,416,130 shares of Series A preferred stock.  In 2001, Capital Crossing Preferred completed the sale 1,840,000 shares of Series C preferred stock.

The financial information as of March 31, 2002 and the results of operations, changes in stockholders’ equity and cash flows for the three months ended March 31, 2002 and 2001 are unaudited; however, in the opinion of management, the financial information reflects all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America.  Interim results are not necessarily indicative of results to be expected for the entire year.  These interim statements are intended to be read in conjunction with the financial statements presented in Capital Crossing Preferred’s Annual Report on Form 10-K as of and for the year ended December 31, 2001.

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

Note 2. Commitments and Contingencies

Capital Crossing Preferred has guaranteed all of the obligations of Capital Crossing under advances Capital Crossing may receive from time to time from the Federal Home Loan Bank of Boston (“FHLBB”), and Capital Crossing Preferred has agreed to pledge a significant amount of its assets in connection with those advances.  This guarantee would rank senior to the preferred shares upon liquidation. Capital Crossing Preferred’s obligations under this agreement are limited by applicable laws pertaining to fraudulent conveyance and fraudulent transfer. The assets pledged to the FHLBB will vary from time to time, however the potential exists for Capital Crossing Preferred to pledge all of its assets to the FHLBB to secure advances to Capital Crossing. In addition, Capital Crossing has pledged to the FHLBB all of the shares of Capital Crossing Preferred’s capital stock it owns as collateral for its FHLBB borrowings.  Under the terms of the pledge, if Capital Crossing becomes undercapitalized, the FHLBB may require Capital Crossing to dissolve Capital Crossing Preferred such that the assets of Capital Crossing Preferred are distributed to Capital Crossing. In such circumstance, holders of the Series A and Series C preferred stock would receive their liquidation preference only to the extent there are available assets of Capital Crossing Preferred following satisfaction of its outstanding obligations, including its guarantee of Capital Crossing’s FHLBB borrowings.  At March 31, 2002, approximately $52.4 million or 21.7% of Capital Crossing Preferred’s assets had been pledged to and accepted by the FHLBB to secure advances to Capital Crossing.  Capital Crossing has also agreed that it will not request or accept advances from the FHLBB in excess of Capital Crossing Preferred’s total stockholder’s equity, less the stockholder’s equity attributable to the Series A and Series C preferred shares. As of March 31, 2002, this restriction would limit Capital Crossing’s ability to receive advances in excess of approximately $208.5 million. As of March 31, 2002, Capital Crossing had $139.0 million in outstanding FHLBB borrowings.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements made or incorporated in this Quarterly Report on Form 10-Q include a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements include, without limitation, statements containing the words “anticipates,” “believes,”, “estimates”, “assumes”, “expects,” “intends,” “future” and words of similar import which express management’s belief, expectations or intentions regarding the future performance of Capital Crossing Preferred.  These forward-looking statements are made as of the date of this report and we do not undertake to update them at anytime after the date hereof. Capital Crossing Preferred’s actual results could differ materially from those set forth in the forward-looking statements as a result, among other factors, of changes in general, national or regional economic conditions, changes in interest rates, changes in loan default and charge-off rates relating to a decline in the commercial real estate market or otherwise, the possible exchange of the preferred shares for preferred shares of Capital Crossing at the direction of the FDIC if Capital Crossing becomes or may in the near term become undercapitalized or is placed in conservatorship or receivership, risks associated with mortgage loans generally, and particularly the geographic concentration of Capital Crossing Preferred’s loan portfolio at March 31, 2002 in New England and California, and the failure by Capital Crossing Preferred to maintain its status as a REIT for federal income tax purposes, changes in the assumptions used in making such forward-looking statements, and the factors discussed in the section entitled “Risk Factors and Other Forward-Looking Statements” of this Form 10-Q.

Results of Operations

Three Months Ended March 31, 2002 and 2001

Net income available to common stockholder decreased $255,000, or 4.7%, to $5.1 million for the three months ended March 31, 2002, compared to $5.4 million for the three months ended March 31, 2001.  This decrease was primarily attributable to an increase of $471,000, or 129.4%, in preferred stock dividends to $835,000 for the three months ended March 31, 2002, compared to $364,000 for the three months ended March 31, 2001 as a result of the issuance of the Series C preferred stock on May 31, 2001.  Total interest income for the three months ended March 31, 2002 decreased $317,000, or 5.4%, to $5.6 million, compared to $5.9 million for the three months ended March 31, 2001.  The decrease in interest income was offset by gains on sales of loans of $517,000 for the three months ended March 31, 2002.  The were no gains on sales of loans for the three months ended March 31, 2001.

The following table sets forth the yields on Capital Crossing Preferred’s earning assets for the periods indicated:

	Three Months Ended March 31,
	2002			2001
	Average Balance	Interest Income		Average Balance	Interest Income
			Yield			Yield
	(dollars in thousands)

Loans, net (1)	$151,214	$4,970	13.33%	$157,557	$5,049	13.00%
Interest-bearing deposits	90,477	581	2.60	62,749	819	5.29
	$241,691	$5,551	9.31%	$220,306	$5,868	10.80%

(1) Non-performing loans are excluded from average balance calculations.

The weighted average yield on interest-earning assets decreased to 9.31% for the three months ended March 31, 2002 from 10.80% for the three months ended March 31, 2001.  The decline in the overall yield on earning assets is primarily a result of a higher level of interest-bearing deposits at a lower interest rate in 2002, offset by an increase in the yield on the loan portfolio.  During the three months ended March 31, 2002 and 2001, the yield on the loan portfolio was 13.33% and 13.00%, respectively.  This increase is primarily a result of an increase in income recognized at the time of individual loan payoffs, partially offset by a decline in the amount of regularly scheduled interest and accretion income.  The decline in the amount of regularly scheduled interest and accretion income is primarily a result of the declining rate environment during 2001.

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

When a loan is paid off, the excess of any cash received over the net investment is recorded as interest income. In addition to the amount of purchase discount that is recognized at that time, income may also include interest owed by the borrower prior to Capital Crossing’s acquisition of the loan, interest collected if on non-performing status and other loan fees (“other interest income”). The following table sets forth, for the periods indicated, the components of interest and fees on loans.  There can be no assurance regarding future interest income, including the yields and related level of such income, or that the relative portion attributable to loan pay-offs as compared to other sources, will increase or remain the same in the future.

	Three Months Ended March 31,
	2002		2001
	Interest Income		Interest Income
		Yield		Yield
	(dollars in thousands)

Regularly scheduled interest and accretion income	$3,299	8.85%	$4,126	10.62%
Interest and fee income recognized on loan pay-offs:
Non-amortizing discount	653	1.75	520	1.34
Amortizing discount	984	2.64	238	0.61
Other interest and fee income	34	0.09	165	0.43
	1,671	4.48	923	2.38
	$4,970	13.33%	$5,049	13.00%

The amount of loan payoffs and related income is influenced by several factors, including the interest rate environment, the real estate market in particular areas, the timing of transactions, and circumstances related to individual borrowers and loans.  The decision to pay-off a loan rests with the borrower.

The average balance of interest-bearing deposits increased $27.7 million to $90.5 million for the three months ended March 31, 2002, compared to $62.7 million for 2001, as a result of cash accumulated from loan pay-offs and sales offset by the purchase of $16.9 million of loans from Capital Crossing.  The yield on interest-bearing deposits decreased in 2002 because the rate paid by Capital Crossing on the money market account held by Capital Crossing Preferred decreased in 2002 compared to 2001.

Gains on sales of loans of  $517,000 is the result of the sale of one loan to an unaffiliated third party.  There were no loans sold to unaffiliated third parties during the three months ended March 31, 2001.

Guarantee fee income for the three months ended March 31, 2002 and 2001 amounted to $20,000 for each period. Effective July 1, 2000, Capital Crossing Preferred entered into an agreement to make certain assets available to be pledged in connection with borrowings of Capital Crossing from the FHLBB. Capital Crossing Preferred receives an annual fee of $80,000 from Capital Crossing under this agreement.

Loan servicing and advisory services expenses for the three months ended March 31, 2002 decreased $15,000 or 12.6%, to $104,000 compared to $119,000 for the three months ended March 31, 2001. This decrease was due to the overall decrease in the average balance of the loan portfolio.

Preferred stock dividends increased as a result of dividends on Series C preferred stock issued on May 31, 2001.

Capital Crossing Preferred intends to pay dividends on its preferred stock and common stock in amounts necessary to continue to preserve its status as a REIT under the Internal Revenue Code.

Financial Condition

Interest-bearing Deposits with Capital Crossing Bank

Interest-bearing deposits consist of money market accounts with balances of $72.3 million at March 31, 2002 and certificates of deposit which totaled $17.5 million at March 31, 2002 and mature in May 2002.

Loan Portfolio

To date, all of Capital Crossing Preferred’s loans have been acquired from Capital Crossing.  The following table sets forth information regarding the composition of the loan portfolio at the dates indicated:

	March 31, 2002	December 31, 2001

	(in thousands)
Mortgage loans on real estate:
Commercial real estate	$114,122	$106,291
Multi-family residential	50,944	55,868
One-to-four family residential	2,983	3,073
Land	1,197	1,214

Total loans, gross	169,246	166,446

Less discount:
Non-amortizing discount (1)	(4,388)	(6,062)
Amortizing discount	(9,068)	(8,257)
Allowance for loan losses	(5,140)	(4,659)
Net deferred loan fees	(95)	(92)

Loans, net	$150,555	$147,376

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

Non-performing loans, net of discount, totaled $575,000 and $153,000 at March 31, 2002 and December 31, 2001, respectively.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory agencies periodically review the adequacy of the allowance for loan losses and may require Capital Crossing Preferred to make additions to its allowance for loan losses. While management believes these estimates and assumptions are reasonable, there can be no assurance that they will be proven to be correct in the future. The actual amount of future provisions that may be required cannot be determined, and such provisions may exceed the amounts of past provisions. Management believes that the allowance for loan losses is adequate to absorb the known and inherent risks in Capital Crossing Preferred’s loan portfolio at each date based on the facts known to management as of such date. Capital Crossing Preferred continues to monitor and modify its allowances for general and specific loan losses as economic conditions dictate.

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

Additional factors influencing the calculation of the allowance for loan losses are particular concentrations within the portfolio, including the geographic concentration of loans in California, which represented approximately 41.2% of the portfolio at March 31, 2002, and concentrations of loans to individual borrowers.

Capital Crossing Preferred also considers historical losses in assessing the adequacy of the allowance for loan losses.  Due to the limited operating history of Capital Crossing Preferred, historical losses are not currently an indicator of losses inherent in the portfolio.  Management will continue to monitor historical losses to assess the adequacy of the allowance for loan losses.

The following table sets forth an analysis of the allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
	2002	2001
	(in thousands)

Balance at beginning of period	$4,659	$3,795
Transfer from Capital Crossing with loans purchased	487	—
Transfer to Capital Crossing with loans sold	(6)	(3)
Balance at end of period	$5,140	$3,792

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

The following table sets forth certain information relating to the activity in the non–amortizing discount for the periods indicated:

	Three Months Ended March 31,
	2002	2001
	(in thousands)

Balance at beginning of period	$6,062	$6,704
Non-amortizing discount relating to loans purchased from Capital Crossing	208	—
Transfers to amortizing portion, net	(897)	(622)
Net reductions related to resolutions and restructures	(678)	(327)
Non-amortizing discount relating to loans sold to Capital Crossing	(307)	(184)
Balance at end of period	$4,388	$5,571

Interest Rate Risk

Capital Crossing Preferred’s income consists primarily of interest income on mortgage assets. Capital Crossing Preferred does not intend to use any derivative products to manage its interest rate risk. If there is a decline in market interest rates, Capital Crossing Preferred may experience a reduction in interest income on its mortgage loans and a corresponding decrease in funds available to be distributed to its stockholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on loans are based and from prepayments of mortgage loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding mortgage loans.

Significant Concentration of Credit Risk

Concentration of credit risk generally arises with respect to Capital Crossing Preferred’s loan portfolio when a number of borrowers engage in similar business activities, or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of Capital Crossing Preferred’s performance to both positive and negative developments affecting a particular industry. Capital Crossing Preferred’s balance sheet exposure to geographic concentrations directly affects the credit risk of the loans within its loan portfolio.

At March 31, 2002, 41.2% and 27.8% of Capital Crossing Preferred’s total loan portfolio consisted of loans in California and New England, respectively. At December 31, 2001, 39.4% and 28.4% of Capital Crossing Preferred’s total real estate loan portfolio consisted of loans located in California and New England, respectively. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political or business developments or natural hazards in California or New England that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages.

Liquidity Risk Management

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of Capital Crossing Preferred’s financial commitments and to capitalize on opportunities for Capital Crossing Preferred’s business expansion. In managing liquidity risk, Capital Crossing Preferred takes into account various legal limitations placed on a REIT.

Capital Crossing Preferred’s principal liquidity needs are:

(1)                                  to maintain the current portfolio size through the acquisition of additional mortgage assets as mortgage assets currently in the loan portfolio mature, pay down or prepay, and

(2)                                  to pay dividends on the preferred shares and common shares.

The acquisition of additional mortgage assets is intended to be funded primarily through repayment of principal balances of mortgage assets by individual borrowers. Capital Crossing Preferred does not have and does not anticipate having any material capital expenditures. To the extent that the Board of Directors determines that additional funding is required, Capital Crossing Preferred may raise such funds through additional equity offerings, debt financing or retention of cash flow (after consideration of provisions of the Internal Revenue Code requiring the distribution by a REIT of at least 90% of its REIT taxable income and taking into account taxes that would be imposed on undistributed income), or a combination of these methods. Except for its obligation to guarantee certain borrowings of Capital

Crossing, Capital Crossing Preferred does not currently intend to incur any indebtedness. The organizational documents of Capital Crossing Preferred limit the amount of indebtedness which it is permitted to incur without the approval of the Series A and the Series C preferred stockholders to no more than 100% of the total stockholders’ equity of Capital Crossing Preferred. Any such debt may include intercompany advances made by Capital Crossing to Capital Crossing Preferred.

RISK FACTORS AND OTHER FACTORS AFFECTING FORWARD LOOKING STATEMENTS

This Form 10-Q contains statements that are “forward-looking statements.” Capital Crossing Preferred may also make written or oral forward-looking statements in other documents it files with the SEC, in press releases and other written materials, and in oral statements made by its officers, directors or employees.  Forward-looking statements can be identified by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume” and other similar expressions which predict or indicate future events and trends and which do not do not relate to historical matters.  Forward-looking statements should not be relied upon because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of Capital Crossing Preferred.  These risks, uncertainties and other factors may cause the actual results, performance or achievements of Capital Crossing Preferred to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

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

A decline in Capital Crossing’s capital levels may result in the Series A and Series C preferred shares being subject to automatic exchange into preferred shares of Capital Crossing

The returns from an investment in the Series A or Series C preferred shares will depend to a significant extent on the performance and capital of Capital Crossing. A significant decline in the performance and capital levels of Capital Crossing or the placement of Capital Crossing into bankruptcy, reorganization, conservatorship or receivership could result in the automatic exchange of the Series A and Series C preferred shares for preferred shares of Capital Crossing, which would represent an investment in Capital Crossing and not in Capital Crossing Preferred. Under these circumstances:

•                                          a holder of Series A or Series C preferred shares would be a preferred stockholder of Capital Crossing at a time when Capital Crossing’s financial condition was deteriorating or when Capital Crossing had been placed into bankruptcy, reorganization, conservatorship or receivership and, accordingly, it is unlikely that Capital Crossing would be in a financial position to pay any dividends on the preferred shares of Capital Crossing. An investment in Capital Crossing is also subject to risks that are distinct from the risks associated with an investment in Capital Crossing Preferred. For example, an investment in Capital Crossing would involve risks relating to the capital levels of, and other federal and state regulatory requirements applicable to, Capital Crossing, and the performance of Capital Crossing’s overall loan portfolio and other business lines. Capital Crossing also has significantly greater liabilities and significantly less stockholders’ equity than does Capital Crossing Preferred;

•                                          if a liquidation of Capital Crossing occurs, the claims of depositors and creditors of Capital Crossing and of the FDIC would have priority over the claims of holders of the preferred shares of Capital Crossing, and therefore, a holder of Series A and Series C preferred shares likely would receive substantially less than such holder would receive had the Series A and Series C preferred shares not been exchanged for preferred shares of Capital Crossing; and

•                                          the exchange of the Series A or Series C preferred shares for preferred shares of Capital Crossing would be a taxable event to a holder of Series A or Series C preferred shares under the Internal Revenue Code, and such holder would incur a gain or a loss, as the case may be, measured by the difference between such holder’s basis in the Series A or Series C preferred shares and the fair market value of Capital Crossing preferred shares received in the exchange.

Because of Capital Crossing Preferred’s obligations to creditors, it may not be able to make dividend or liquidation payments to holders of the Series A and Series C preferred shares

The Series A and Series C preferred shares rank:

•                                          junior to borrowings of Capital Crossing Preferred, including claims of the FHLBB for amounts due or which may become due under Capital Crossing Preferred’s guarantee of Capital Crossing’s obligations to the FHLBB, and any other obligations to Capital Crossing Preferred’s creditors upon its liquidation; and

•                                          senior to Capital Crossing Preferred’s common stock and its Series B preferred stock with regard to payment of dividends and amounts upon liquidation.

If Capital Crossing Preferred incurs significant indebtedness, it may not have sufficient funds to make dividend or liquidation payments on the Series A or Series C preferred shares. Upon Capital Crossing Preferred’s liquidation, its obligations to creditors would rank senior to the Series A and Series C preferred shares. At March 31, 2002, Capital Crossing Preferred had approximately $102,000 in accounts payable and other liabilities which, upon its liquidation, would be required to be paid before any payments could be made to holders of the Series A or Series C preferred shares. In addition, upon Capital Crossing Preferred’s liquidation, dissolution or winding up, if it does not have sufficient funds to pay the full liquidation amount to the holders of the Series A and Series C preferred shares, such holders may receive less than the $10.00 per share liquidation amount.

The terms of the Series A and Series C preferred shares limit Capital Crossing Preferred’s ability to incur debt in excess of 100% of its stockholders’ equity without the approval of the holders of all of the outstanding Series A and Series C preferred shares but do not require that Capital Crossing Preferred obtain the approval of the holders of the Series A and Series C preferred shares to issue additional series of preferred shares which rank equal to the Series A and Series C preferred shares as to payment of dividends or amount upon liquidation. As a result, subject to these limitations, Capital Crossing Preferred may incur obligations which may further limit its ability to make dividend or liquidation payments in the future.

Bank regulators may limit the ability of Capital Crossing Preferred to implement its business plan and may restrict its ability to pay dividends

Because Capital Crossing Preferred is a subsidiary of Capital Crossing, federal and state regulatory authorities will have the right to examine it and its activities and under certain circumstances, to impose restrictions on Capital Crossing or Capital Crossing Preferred which could impact Capital Crossing Preferred’s ability to conduct its business according to its business plan, which could materially adversely affect the financial condition and results of operations of Capital Crossing Preferred:

•                                          if Capital Crossing’s regulators determine that Capital Crossing’s relationship to Capital Crossing Preferred results in an unsafe and unsound banking practice, the regulators could restrict Capital Crossing Preferred’s ability to transfer assets, to make distributions to its stockholders, including dividends on the Series A and Series C preferred shares, or to redeem shares of Series A and Series C preferred stock or even require Capital Crossing to sever its relationship with or divest its ownership interest in Capital Crossing Preferred. Such actions could potentially result in Capital Crossing Preferred’s failure to qualify as a REIT.

•                                          payment of dividends on the Series A and Series C preferred shares could also be subject to regulatory limitations if Capital Crossing becomes undercapitalized. Capital Crossing will be deemed undercapitalized if its total risk-based capital ratio is less than 8.0%, its Tier 1 risk-based capital ratio is less than 4.0% or its Tier 1 leverage ratio is less than 4.0%. At March 31, 2002, Capital Crossing had a total risk-based capital ratio of 13.11%, a Tier 1 risk-based capital ratio of 11.84% and a Tier 1 leverage ratio of 10.05%, which is sufficient for Capital Crossing to be considered well-capitalized. Capital Crossing Preferred makes no assurances that Capital Crossing will be well-capitalized under applicable regulations as of any future date. For purposes of calculating these capital ratios as a percentage of Capital Crossing’s risk-weighted assets, as opposed to its total assets, Capital Crossing’s assets are assigned to risk categories based on the relative credit risk of the asset in question. These risk weights consist of 0%, for assets deemed least risky such as cash, claims backed by the full faith and credit of the U.S. government, and balances due from Federal Reserve banks, 20%, for assets deemed slightly more risky such as portions of loans conditionally guaranteed by the U.S. government or federal funds sold, 50%, for assets deemed still more risky such as government issued–revenue bonds, one-to-four family residential first mortgage loans and well-collateralized multi–family residential first mortgage loans, and 100% for all other assets, including private sector loans such as commercial mortgage loans as well as other real estate owned.

•                                          while Capital Crossing Preferred believes that dividends on the Series A and Series C preferred shares should not be considered distributions by Capital Crossing, the FDIC may not agree with this position. Under FDIC regulations on capital distributions, the ability of Capital Crossing to make a capital distribution varies depending primarily on Capital Crossing’s earnings and regulatory capital levels. Capital distributions are defined to include payment of dividends, stock repurchases, cash-out mergers and other distributions charged against the capital accounts of an institution. The

FDIC could limit or prohibit the payment of dividends on the Series A and Series C preferred shares if it determines that the payment of those dividends is a capital distribution by Capital Crossing and that Capital Crossing’s earnings and regulatory capital levels are below specified levels.

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

Capital Crossing Preferred’s results will be affected by factors beyond its control

Capital Crossing Preferred’s mortgage loan portfolio is subject to local economic conditions which could affect the value of the real estate assets underlying its loans and therefore, its results of operations will be affected by various conditions in the real estate market, many of which are beyond its control, such as:

•                                          local and other economic conditions affecting real estate values;

•                                          the continued financial stability of a borrower and the borrower’s ability to make mortgage payments;

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

Capital Crossing Preferred’s loans are concentrated in California and New England and adverse conditions in those markets could adversely affect its operations

Properties underlying Capital Crossing Preferred’s current mortgage assets are concentrated primarily in California and New England. As of March 31, 2002, approximately 41.2% of its mortgage assets were secured by properties located in California and 27.8% in New England. Adverse economic, political or business developments or natural hazards may affect these areas and the ability of property owners in these areas to make payments of principal and interest on the underlying mortgages. If either region experienced adverse economic, political or business conditions, Capital Crossing Preferred would likely experience higher rates of loss and delinquency on its mortgage loans than if its loans were more geographically diverse.

A substantial majority of Capital Crossing Preferred’s loans were originated by other parties whose level of due diligence may be different than Capital Crossing’s level of due diligence

At March 31, 2002, approximately 89.3% of Capital Crossing Preferred’s loan portfolio consisted of loans originated by third parties, purchased by Capital Crossing and subsequently acquired by Capital Crossing Preferred from Capital Crossing. Because these loans were originated by third parties, Capital Crossing generally is not able to conduct the same level of due diligence on these loans that it would have conducted had it originated them. Generally, while Capital Crossing conducts an acquisition review, it relies on the underwriting standards of the parties originating the loans it acquires. The standards of these loan originators may be substantially different than those of Capital Crossing. These differences may include less rigorous appraisal requirements and debt service coverage ratios, and less rigorous analysis of property location and environmental factors, building condition and age, tenant quality, compliance with zoning regulations, any use restrictions, easements or right of ways that may impact the value and the borrower’s ability to manage the property. Other disadvantages of purchased loans versus originated loans may include the lack of current financial information, incomplete legal documentation and outdated appraisals.

More than half of Capital Crossing Preferred’s loan portfolio is made up of commercial mortgage loans which are riskier than other types of loans

Commercial mortgage loans constituted approximately 67.4% of the gross loans in Capital Crossing Preferred’s loan portfolio at March 31, 2002 and generally subject Capital Crossing Preferred to greater risks than other types of loans. Capital Crossing Preferred’s commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, tend to have shorter maturities than residential mortgage loans and may not be fully amortizing, meaning that they have a principal balance or “balloon” payment due on maturity. The commercial real estate properties underlying Capital Crossing Preferred’s commercial mortgage loans also tend to be unique and are more difficult to value than residential real estate properties. They are also subject to relatively greater environmental risks than other types of loans and to the corresponding burdens and costs of compliance with environmental laws and regulations. Because of these risks related to Capital Crossing Preferred’s commercial mortgage loans, Capital Crossing Preferred may experience higher rates of default on its mortgage loans than it would if its loan portfolio was more diversified and included a greater number of residential and other mortgage loans.

Capital Crossing Preferred may not be able to purchase loans at the same volumes or with the same yields as it has historically purchased

To date Capital Crossing Preferred has purchased all of the loans in its portfolio from Capital Crossing. Historically, Capital Crossing has acquired such loans (1) from institutions which sought to eliminate certain loans or categories of loans from their portfolios, (2) from institutions participating in securitization programs, (3) from failed or consolidating financial institutions and (4) from government agencies. Future loan purchases will depend on the availability of pools of loans offered for sale and Capital Crossing’s ability to submit successful bids or negotiate satisfactory purchase prices. The acquisition of whole loans is highly competitive. Consequently, Capital Crossing Preferred cannot assure you that Capital Crossing will be able to purchase loans at the same volumes or with the same yields as it has historically purchased. This may interfere with Capital Crossing Preferred’s ability to maintain the requisite level of mortgage assets to maintain its qualification as a REIT. If the volume of loans purchased declines or the yields on these loans decline further, Capital Crossing Preferred would experience a material adverse effect on its business, financial condition and results of operations.

Capital Crossing Preferred could be held responsible for environmental liabilities of properties it acquires through foreclosure

If Capital Crossing Preferred is forced to foreclose on a defaulted mortgage loan to recover its investment it may be subject to environmental liabilities related to the underlying real property. Approximately 67.4% of the loans in Capital Crossing Preferred’s portfolio at March 31, 2002 were commercial mortgage loans, which generally are subject to relatively greater environmental risks than other types of loans. Hazardous substances or wastes, contaminants, pollutants or sources thereof may be discovered on properties during Capital Crossing Preferred’s ownership or after a sale to a third party. The amount of environmental liability could exceed the value of the real property. There can be no assurance that Capital Crossing Preferred would not be fully liable for the entire cost of any removal and clean-up on an acquired property, that the cost of removal and clean-up would not exceed the value of the property or that Capital Crossing Preferred could recoup any of the costs from any third party. In addition, Capital Crossing Preferred may find it difficult or impossible to sell the property prior to or following any such remediation.

Capital Crossing Preferred is dependent in virtually every phase of its operations on the diligence and skill of the management of Capital Crossing

Capital Crossing, which holds all of Capital Crossing Preferred’s common stock, is involved in virtually every aspect of Capital Crossing Preferred’s existence. Capital Crossing Preferred has five officers and no other employees and does not have any independent corporate infrastructure. Capital Crossing Preferred does not have any employees because it has retained Capital Crossing to perform all necessary functions pursuant to the advisory agreement and the master service agreement. All of Capital Crossing Preferred’s officers are also officers of Capital Crossing. Under an advisory agreement between Capital Crossing Preferred and Capital Crossing, Capital Crossing administers day-to-day activities, including monitoring of Capital Crossing Preferred’s credit quality and advising it with respect to the acquisition, management, financing and disposition of mortgage assets and its operations generally. Under a master service agreement between Capital Crossing Preferred and Capital Crossing, Capital Crossing services Capital Crossing Preferred’s loan portfolio. The advisory agreement has an initial term of five years with an automatic renewal feature and the master service agreement has a one year term with an automatic renewal feature. Both the master service agreement and the advisory agreement are subject to earlier termination upon provision of 30 days and 90 days notice, respectively. Capital Crossing may subcontract all or a portion of its obligations under the advisory agreement to its affiliates or, with the approval of a majority of the Board of Directors as well as a majority of the independent directors, subcontract its obligations under the advisory agreement to unrelated third parties. Capital Crossing will not, in connection with the subcontracting of any of its obligations under the advisory agreement, be discharged or relieved from its obligations under the advisory agreement. The loss of the services of Capital Crossing, or the inability of Capital Crossing to effectively provide such services whether as a result of the loss of key members of Capital Crossing’s management, early termination of the agreements or otherwise, and Capital Crossing Preferred’s inability to replace such services on favorable terms, or at all, could adversely affect Capital Crossing Preferred’s ability to conduct its operations.

Capital Crossing Preferred’s relationship with Capital Crossing may create potential conflicts of interest

Capital Crossing and its affiliates may have interests which are not identical to Capital Crossing Preferred’s and therefore conflicts of interest have arisen and may arise in the future with respect to transactions between Capital Crossing Preferred and Capital Crossing such as:

Acquisition of mortgage assets.  Capital Crossing Preferred anticipates that it will from time to time continue to purchase additional mortgage assets. Capital Crossing Preferred intends to acquire all or substantially all of such mortgage assets from Capital Crossing, on terms that are comparable to those that could be obtained by Capital Crossing Preferred if such mortgage assets were purchased from unrelated third parties. Neither Capital Crossing Preferred nor Capital Crossing currently have specific policies with respect to the purchase by Capital Crossing Preferred from Capital Crossing of particular loans or pools of loans, other than that such assets must be eligible to be held by a REIT. Although these purchases are structured to take advantage of the underwriting procedures of Capital Crossing, and while Capital Crossing Preferred believes that any agreements and transactions between it, on the one hand, and Capital Crossing and/or its affiliates on the other hand, are fair to all parties and consistent with market terms, neither Capital Crossing Preferred nor Capital Crossing have obtained any third–party valuation to confirm whether Capital Crossing Preferred will be paying fair market value for these loans, nor does Capital Crossing Preferred anticipate doing so in the future. Additionally, through limiting Capital Crossing Preferred’s source of purchased mortgage assets solely to those originated or purchased by Capital Crossing, Capital Crossing Preferred’s portfolio will generally reflect the nature, scope and risk of Capital Crossing’s portfolio rather than a more diverse portfolio composed of mortgage loans also purchased from other lenders.

Servicing of Capital Crossing Preferred’s mortgage assets by Capital Crossing.  Capital Crossing Preferred’s loans are serviced by Capital Crossing pursuant to the terms of the master service agreement. Capital Crossing in its role as servicer under the terms of the master service agreement receives a fee equal to 0.20% per annum, payable monthly, on the gross outstanding principal balances of loans serviced. The master service agreement requires Capital Crossing to service the loan portfolio in a manner substantially the same as for similar work performed by Capital Crossing for transactions on its own behalf. This will become especially important as Capital Crossing services any loans which become classified or are placed on non-performing status, or are renegotiated due to financial deterioration of the borrower. While Capital Crossing Preferred believes that Capital Crossing will diligently pursue collection of any non-performing loans, Capital Crossing Preferred cannot assure you that this will be the case. Capital Crossing Preferred’s ability to make timely payments of dividends will depend in part upon Capital Crossing’s prompt collection efforts on behalf of Capital Crossing Preferred.

Future dispositions by Capital Crossing Preferred of mortgage assets to Capital Crossing or its affiliates.  The master service agreement provides that foreclosures and dispositions of the mortgage assets are to be performed with a view toward maximizing Capital Crossing Preferred’s recovery as owner of the mortgage assets, and Capital Crossing shall service the mortgage assets solely with a view toward Capital Crossing Preferred’s interests, and without regard to the interests of Capital Crossing or any of its affiliates. However, Capital Crossing Preferred cannot assure you that any such agreement or transaction will be on terms as favorable to Capital Crossing Preferred as would have been obtained from unaffiliated third parties. Capital Crossing may seek to exercise its influence over Capital Crossing Preferred’s affairs so as to cause the sale of the mortgage assets owned by Capital Crossing Preferred and their replacement by lesser quality loans purchased from Capital Crossing or elsewhere which could adversely affect Capital Crossing Preferred’s business and its ability to make timely payments of dividends.

Future modifications of the advisory agreement or master service agreement.  Should Capital Crossing Preferred seek to modify either the advisory agreement or the master service agreement, it would rely upon its officers, all of whom are also officers of Capital Crossing, and/or its directors, three of whom are also officers of Capital Crossing. Thus, Capital Crossing Preferred’s officers and/or directors would be responsible for taking positions with respect to such agreements that, while in Capital Crossing Preferred’s best interests, would not be in the best interests of Capital Crossing. Although the termination, modification or decision not to renew the advisory agreement and/or the master service agreement requires the approval of a majority of Capital Crossing Preferred’s independent directors, Capital Crossing, as holder of all of Capital Crossing Preferred’s outstanding common stock, controls the election of all of Capital Crossing Preferred’s directors, including the independent directors. Capital Crossing Preferred cannot assure you that such modifications will be on terms as favorable to it as those that could have been obtained from unaffiliated third parties.

The terms of Capital Crossing Preferred’s guarantee of obligations of Capital Crossing.  Capital Crossing Preferred has guaranteed all of the obligations of Capital Crossing under advances Capital Crossing may receive from time to time from the FHLBB, and has agreed to pledge a significant amount of its assets in connection with those advances. The assets Capital Crossing Preferred pledges to the FHLBB will vary from time to time; however, the potential exists for Capital Crossing Preferred to pledge all of its assets to the FHLBB to secure advances to Capital Crossing. In addition, Capital Crossing has pledged to the FHLBB all of the shares of Capital Crossing Preferred’s capital stock it owns as collateral for its FHLBB borrowings. Under the terms of the pledge, if Capital Crossing becomes undercapitalized the FHLBB may require Capital Crossing to dissolve Capital Crossing Preferred such that the assets of Capital Crossing Preferred are distributed to Capital Crossing. In this circumstance the holders of Series A and Series C preferred shares would receive their liquidation preference only to the extent there are available assets of Capital Crossing Preferred following satisfaction of its outstanding obligations, including its guarantee of Capital Crossing’s FHLBB borrowings. At March 31, 2002, approximately $52.4 million, or 21.7%, of Capital Crossing Preferred’s assets have been pledged to and accepted by the FHLBB to secure advances to Capital Crossing. Capital Crossing has also agreed that it will not request or accept advances from the FHLBB in excess of Capital Crossing Preferred’s total stockholders equity, less the stockholders equity attributable to the Series A and Series C preferred shares. As of March 31, 2002, this restriction would limit Capital Crossing’s ability to receive advances in excess of approximately $208.5 million. As of March 31, 2002, Capital Crossing had $139.0 million in outstanding FHLBB borrowings. The guarantee and pledge were approved by Capital Crossing Preferred’s independent directors, subject to certain requirements and limitations, including the requirement that Capital Crossing pay Capital Crossing Preferred a guarantee fee. Any default by Capital Crossing on its obligations which would require Capital Crossing Preferred to satisfy its guarantee could adversely affect its business and its ability to make timely payments of dividends.

The master loan purchase agreement was not the result of arm’s–length negotiations.  Capital Crossing Preferred acquires loans pursuant to the master mortgage loan purchase agreement between Capital Crossing Preferred and Capital Crossing, at an amount equal to Capital Crossing’s net carrying value for those mortgage assets. While Capital Crossing Preferred believes that the master mortgage loan purchase agreement was fair to all parties and consistent with market terms, all of its officers and three of its directors are also officers and/or directors of Capital Crossing and/or affiliates of Capital Crossing. Capital Crossing, as holder of all of Capital Crossing Preferred’s outstanding common stock, controls the election of all Capital Crossing Preferred’s directors, including the independent directors. Capital Crossing Preferred cannot assure you that the master mortgage loan purchase agreement was entered into on terms as favorable to Capital Crossing Preferred as those that could have been obtained from unaffiliated third parties.

Neither Capital Crossing Preferred nor Capital Crossing have specific policies with respect to the purchase by Capital Crossing Preferred from Capital Crossing of particular loans or pools of loans

The lack of specific policies with respect to the purchase by Capital Crossing Preferred of loans from Capital Crossing could result in Capital Crossing Preferred acquiring lower quality mortgage assets from Capital Crossing than if such policies were otherwise in place. Neither Capital Crossing Preferred nor Capital Crossing currently have specific policies with respect to the purchase by Capital Crossing Preferred from Capital Crossing of particular loans or pools of loans, other than that such assets must be eligible to be held by a REIT. Capital Crossing Preferred’s Board of Directors has adopted certain policies to guide the acquisition and disposition of assets but these policies may be revised from time to time at the discretion of the Board of Directors without a vote of Capital Crossing Preferred’s stockholders. Capital Crossing Preferred intends to acquire all or substantially all of the additional mortgage assets it may acquire in the future from Capital Crossing on terms that are comparable to those that could be obtained by Capital Crossing Preferred if such mortgage assets were purchased from unrelated third parties, but Capital Crossing Preferred cannot assure you that this will always be the case.

Capital Crossing Preferred’s Board of Directors has broad discretion to revise Capital Crossing Preferred’s strategies

Capital Crossing Preferred’s Board of Directors has established Capital Crossing Preferred’s investment and operating strategies. These strategies may be revised from time to time at the discretion of the Board of Directors without a vote of Capital Crossing Preferred’s stockholders. Changes in Capital Crossing Preferred’s strategies could have a negative effect on you.

Capital Crossing Preferred does not obtain third–party valuations and therefore it may pay more or receive less than fair market value for its mortgage assets

To date, Capital Crossing Preferred has not obtained third–party valuations as part of its loan acquisitions or dispositions and does not anticipate obtaining third–party valuations for future acquisitions and dispositions of mortgage assets. Capital Crossing Preferred does not intend to obtain third–party valuations even where it is acquiring mortgage assets from, or disposing mortgage assets to, one of its affiliates, including Capital Crossing. Accordingly, Capital Crossing Preferred may pay its affiliates, including Capital Crossing, more than the fair market value of mortgage assets it acquires and may receive less than the fair market value of the mortgage assets it sells based on a third–party valuation.

Capital Crossing Preferred may pay more than fair market value for mortgages it purchases from Capital Crossing because it does not engage in arm’s–length negotiations with Capital Crossing

Capital Crossing Preferred acquires mortgage assets from Capital Crossing under a master mortgage loan purchase agreement between it and Capital Crossing, at an amount equal to Capital Crossing’s net carrying value for those mortgage assets. Because Capital Crossing is an affiliate of Capital Crossing Preferred’s, Capital Crossing Preferred does not engage in any arm’s–length negotiations regarding the consideration to be paid. Accordingly, if Capital Crossing’s net carrying value exceeds the fair market value of the mortgage assets, Capital Crossing Preferred would pay Capital Crossing more than the fair market value for those mortgage assets.

A decline in interest rates could reduce Capital Crossing Preferred’s earnings and affect its ability to pay dividends

Capital Crossing Preferred’s income consists primarily of interest earned on its mortgage assets and short-term investments. A significant portion of Capital Crossing Preferred’s mortgage assets bears interest at adjustable rates. If there is a decline in interest rates, then Capital Crossing Preferred will experience a decrease in income available to be distributed to its stockholders. If interest rates decline, Capital Crossing Preferred may also experience an increase in prepayments on its mortgage assets and may find it difficult to purchase additional mortgage assets bearing rates sufficient to support payment of dividends on the Series A and Series C preferred shares. Because the dividend rates on the Series A and Series C preferred shares are fixed, a significant decline in interest rates could materially adversely affect Capital Crossing Preferred’s ability to pay dividends on the Series A and Series C preferred shares.

Tax Risks Related to REITs

If Capital Crossing Preferred fails to qualify as a REIT, it will be subject to federal income tax at regular corporate rates.  If Capital Crossing Preferred fails to qualify as a REIT for any taxable year, it would be subject to federal income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates. As a result, the amount available for distribution to Capital Crossing Preferred’s stockholders would be reduced for the year or years involved. In addition, unless entitled to relief under statutory provisions, Capital Crossing Preferred would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. The failure to qualify as a REIT would reduce Capital Crossing Preferred’s net earnings available for distribution to its stockholders because of the additional tax liability for the year or years involved. Capital Crossing Preferred’s failure to qualify as a REIT would not by itself give Capital Crossing Preferred the right to redeem the Series A or Series C preferred shares, nor would it give the holders of the Series A or Series C preferred shares the right to have their shares redeemed.

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

If Capital Crossing Preferred does not distribute 90% of its net taxable income, it may not qualify as a REIT.  In order to qualify as a REIT, Capital Crossing Preferred generally is required each year to distribute to its stockholders at least 90% of its net taxable income, excluding net capital gains. Capital Crossing Preferred may retain the remainder of REIT taxable income or all or part of its net capital gain, but will be subject to tax at regular corporate rates on such income. In addition, Capital Crossing Preferred is subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions considered as paid by Capital Crossing Preferred with respect to any calendar year are less than the sum of (1) 85% of its ordinary income for the calendar year, (2) 95% of its capital gains net income for the calendar year and (3) 100% of any undistributed income from prior periods. Under certain circumstances, federal or state regulatory authorities may restrict Capital Crossing Preferred’s ability, as a subsidiary of Capital Crossing, to make distributions to its stockholders in an amount necessary to retain its REIT qualification. Such a restriction could result in Capital Crossing Preferred failing to qualify as a REIT. To the extent Capital Crossing Preferred’s REIT taxable income may exceed the actual cash received for a particular period, Capital Crossing Preferred may not have sufficient liquidity to make distributions necessary to retain its REIT qualification.

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

Capital Crossing Preferred has imposed ownership limitations to protect its ability to qualify as a REIT; however, if ownership of the common stock of Capital Crossing becomes concentrated in a small number of individuals Capital Crossing Preferred may fail to qualify as a REIT.  To maintain Capital Crossing Preferred’s status as a REIT, not more than 50% in value of Capital Crossing Preferred’s outstanding shares may be owned, directly or indirectly, by five or fewer individuals, as defined in the Internal Revenue Code, the Code, to include certain entities, during the last half of each taxable year. Capital Crossing Preferred currently satisfies this requirement because for this purpose Capital Crossing Preferred’s common stock held by Capital Crossing is treated as held by Capital Crossing’s stockholders. However, it is possible that the ownership of Capital Crossing might become sufficiently concentrated in the future such that five or fewer individuals would be treated as having constructive ownership of more than 50% of the value of Capital Crossing Preferred’s stock. Capital Crossing Preferred may have difficulty monitoring the daily ownership and constructive ownership of its outstanding shares and, therefore, Capital Crossing Preferred cannot assure you that it will continue to meet the share ownership requirement. This risk may be increased in the future as Capital Crossing implements common stock repurchase programs because repurchases may cause ownership in Capital Crossing to become more concentrated. In addition, while the fact that the Series A and Series C preferred shares may be redeemed or exchanged will not affect Capital Crossing Preferred’s REIT status prior to any such redemption or exchange, the redemption or exchange of all or a part of the Series A or Series C preferred shares could adversely affect Capital Crossing Preferred’s ability to satisfy the share ownership requirements in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. It is the objective of Capital Crossing Preferred to attempt to control risks associated with interest rate movements. Capital Crossing Preferred’s market risk arises primarily from interest rate risk inherent in holding loans. To that end, management actively monitors and manages the interest rate risk exposure of Capital Crossing Preferred.

Capital Crossing Preferred’s management reviews, among other things, the sensitivity of Capital Crossing Preferred’s assets to interest rate changes, the book and market values of assets, purchase and sale activity, and anticipated loan pay-offs. Capital Crossing’s senior management also approves and establishes pricing and funding decisions with respect to Capital Crossing Preferred’s overall asset and liability composition.

Capital Crossing Preferred’s methods for evaluating interest rate risk include an analysis of its interest–earning assets maturing or repricing within a given time period. Since Capital Crossing Preferred has no interest–bearing liabilities, a period of rising interest rates would tend to result in an increase in net interest income. A period of falling interest rates would tend to adversely affect net interest income.

The following table sets forth Capital Crossing Preferred’s interest-rate-sensitive assets categorized by repricing dates and weighted average yields at March 31, 2002. For fixed rate instruments, the repricing date is the maturity date. For adjustable-rate instruments, the repricing date is deemed to be the earliest possible interest rate adjustment date. Assets that are subject to immediate repricing are placed in the overnight column.

		Within One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	Over Five Years

	Overnight							Total
	(dollars in thousands)

Interest-bearing deposits in banks	$72,279	$17,600	$—	$—	$—	$—	$—	$89,879
Average interest rate	2.69%	2.17%
Fixed-rate loans (1)	—	19,677	9,220	7,756	6,126	4,130	10,871	57,780
Average interest rate		9.38%	9.49%	9.22%	9.11%	9.29%	7.89%
Adjustable-rate loans (1)	26,817	61,881	5,124	3,176	342	—	—	97,340
Average interest rate	8.10%	7.78%	8.51%	8.29%	7.24%

Total rate-sensitive assets	$99,096	$99,158	$14,344	$10,932	$6,468	$4,130	$10,871	$244,999

(1) Loans are presented at net amounts before deducting the allowance for loan losses and exclude non-accrual loans.

Based on Capital Crossing Preferred’s experience, management applies the assumption that, on average, approximately 24% of the outstanding fixed and adjustable rate loans will prepay annually.

At March 31, 2002, the fair value of net loans was $152,950,000 as compared to the net carrying value of net loans of $150,555,000. The fair value of interest-bearing deposits in banks approximates carrying value.

Part II

Item 1.  Legal Proceedings

From time to time, Capital Crossing Preferred may be involved in routine litigation incidental to its business, including a variety of legal proceedings with borrowers, which would contribute to Capital Crossing Preferred’s expenses, including the costs of carrying non-performing assets. Capital Crossing Preferred is not currently a party to any material proceedings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CROSSING PREFERRED CORPORATION

Date: May 10, 2002	By: /s/ RICHARD WAYNE

Richard Wayne
President (Principal Executive Officer)

Date: May 10, 2002	By: /s/ EDWARD F. MEHM

Edward F. Mehm
Treasurer (Principal Financial Officer)