Form 10-Q
period 2002-06-30
CAPITAL CROSSING PREFERRED CORP
filed 2002-08-14
CIK 1072806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

Commission File Number 000-25193

CAPITAL CROSSING PREFERRED CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-3439366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Summer Street Boston, Massachusetts	02110
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 880-1000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

The number of shares outstanding of the registrant’s sole class of common stock was 100 shares, $.01 par value per share, as of August 5, 2002.

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

PART II — Other Information

Item 1. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

Exhibit 99.1 Certification signed by Richard Wayne, President (Principal Executive Officer)

Exhibit 99.2 Certification signed by Edward F. Mehm, Treasurer (Principal Financial Officer)

PART I

Item 1. Financial Statements

Capital Crossing Preferred Corporation

Balance Sheets

	June 30, 2002	December 31, 2001
	(unaudited)
	(in thousands, except share data)
ASSETS

Cash account with Capital Crossing Bank	$87	$86
Interest-bearing deposits with Capital Crossing Bank	63,749	87,903

Total cash and cash equivalents	63,836	87,989
Certificate of deposit	100	100

Loans	307,167	166,446
Less discount and net deferred loan income	(34,097)	(14,411)
Less allowance for loan losses	(8,896)	(4,659)

Loans, net	264,174	147,376

Accrued interest receivable	1,433	896
Other assets	10	4

	$329,553	$236,365

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses and other liabilities	$403	$417

Total liabilities	403	417

Stockholders’ equity:
Preferred stock, Series A, 9.75% non-cumulative, exchangeable; $.01 par value; $10 liquidation value per share; 1,449,000 shares authorized, 1,416,130 shares issued and outstanding	14	14
Preferred stock, Series B, 8% cumulative, non convertible; $.01 par value; $1,000 liquidation value per share plus accrued dividends; 1,000 shares authorized, 941 shares issued and outstanding	—	—
Preferred stock, Series C, 10.25% non-cumulative, exchangeable; $.01 par value; $10 liquidation value per share; 1,840,000 shares authorized, issued and outstanding	18	18
Common stock, $.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	318,964	235,742
Retained earnings	10,154	174

Total stockholders’ equity	329,150	235,948

	$329,553	$236,365

The accompanying notes are an integral part of these unaudited interim financial statements.

Capital Crossing Preferred Corporation

Statements of Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands)
Interest income:
Interest and fees on loans	$5,485	$4,310	$10,455	$9,359
Interest on interest-bearing deposits	366	1,011	947	1,830
Total interest income	5,851	5,321	11,402	11,189

Other income:
Gain on sale of loans	—	—	517	—
Guarantee fee income	20	20	40	40
Total other income	20	20	557	40

Operating expenses:
Loan servicing and advisory services	157	100	261	219
Other general and administrative	30	19	47	37
Total operating expenses	187	119	308	256

Net income	5,684	5,222	11,651	10,973

Preferred stock dividends	836	527	1,671	891
Net income available to common stockholder	$4,848	$4,695	$9,980	$10,082

The accompanying notes are an integral part of these unaudited interim financial statements.

Capital Crossing Preferred Corporation

Statements of Changes in Stockholders' Equity

(unaudited)

Six Months Ended June 30, 2002
	Common Stock		Preferred Stock Series A		Preferred Stock Series B
	Shares	Amount	Shares	Amount	Shares	Amount
(dollars in thousands)

Balance at December 31, 2001	100	$—	1,416,130	$14	941	$—
Net income	—	—	—	—	—	—
Capital contribution from common stockholder	—	—	—	—	—	—
Dividends on preferred stock, Series A	—	—	—	—	—	—
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—
Dividends on preferred stock, Series C	—	—	—	—	—	—
Balance at June 30, 2002	100	$—	1,416,130	$14	941	$—

	Six Months Ended June 30, 2002
	Preferred Stock Series C		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
	(dollars in thousands)

Balance at December 31, 2001	1,840,000	$18	$235,742	$174	$235,948
Net income	—	—	—	11,651	11,651
Capital contribution from common stockholder	—	—	83,222	—	83,222
Dividends on preferred stock, Series A	—	—	—	(690)	(690)
Cumulative dividends on preferred stock, Series B	—	—	—	(38)	(38)
Dividends on preferred stock, Series C	—	—	—	(943)	(943)
Balance at June 30, 2002	1,840,000	$18	$318,964	$10,154	$329,150

Six Months Ended June 30, 2001
	Common Stock		Preferred Stock Series A		Preferred Stock Series B
	Shares	Amount	Shares	Amount	Shares	Amount
(dollars in thousands)

Balance at December 31, 2000	100	$—	1,416,130	$14	946	$—
Net income	—	—	—	—	—	—
Issuance of preferred stock, Series C	—	—	—	—	—	—
Dividends on preferred stock, Series A	—	—	—	—	—	—
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—
Dividends on preferred stock, Series C	—	—	—	—	—	—
Repurchase of preferred stock, Series B	—	—	—	—	(5)	—
Balance at June 30, 2001	100	$—	1,416,130	$14	941	$—

	Six Months Ended June 30, 2001
	Preferred Stock Series C		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
	(dollars in thousands)

Balance at December 31, 2000	—	$—	$218,893	$—	$218,907
Net income	—	—	—	10,973	10,973
Issuance of preferred stock, Series C	1,840,000	18	16,801	—	16,819
Dividends on preferred stock, Series A	—	—	—	(690)	(690)
Cumulative dividends on preferred stock, Series B	—	—	—	(38)	(38)
Dividends on preferred stock, Series C	—	—	—	(163)	(163)
Repurchase of preferred stock, Series B	—	—	(5)	—	(5)
Balance at June 30, 2001	1,840,000	$18	$235,689	$10,082	$245,803

The accompanying notes are an integral part of these unaudited interim financial statements.

Capital Crossing Preferred Corporation

Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2002	2001
	(in thousands)
Cash flows from operating activities:
Net income	$11,651	$10,973
Adjustments to reconcile net income to net cash from operating activities:
Gain on sale of loans	(517)	—
Other, net	241	(38)

Net cash from operating activities	11,375	10,935

Cash flows (used in) from investing activities:
Amortization and payoffs on loans	39,094	22,904
Proceeds from sales of loans	2,686	167
Purchase of loans from Capital Crossing Bank	(75,637)	—

Net cash (used in) from investing activities	(33,857)	23,071

Cash flows (used in) from financing activities:
Issuance of preferred stock, Series C	—	16,819
Repurchase of preferred stock, Series B	—	(5)
Payment of preferred stock dividends	(1,671)	(728)

Net cash (used in) from financing activities	(1,671)	16,086

Net change in cash and cash equivalents	(24,153)	50,092
Cash and cash equivalents at beginning of period	87,989	55,312

Cash and cash equivalents at end of period	$63,836	$105,404

Supplemental information:
Capital contributions from common stockholders in the form of mortgage loans	$83,222	$—

The accompanying notes are an integral part of these unaudited interim financial statements.

Capital Crossing Preferred Corporation

Notes to Financial Statements

Three and Six Month Periods Ended June 30, 2002 and 2001

Note 1.   Basis of Presentation

Capital Crossing Preferred Corporation (“Capital Crossing Preferred”), is a Massachusetts corporation organized on March 20, 1998, to acquire and hold real estate assets. Capital Crossing Bank (“Capital Crossing”), a federally insured Massachusetts trust company, owns all of Capital Crossing Preferred’s common stock. At June 30, 2002, Capital Crossing was in compliance with its regulatory capital requirements.

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

The financial information as of June 30, 2002 and the results of operations for the three and six months ended June 30, 2002 and 2001, changes in stockholders’ equity and cash flows for the six months ended June 30, 2002 and 2001 are unaudited; however, in the opinion of management, the financial information reflects all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of such financial information in accordance with accounting principles generally accepted in the United States of America.  Interim results are not necessarily indicative of results to be expected for the entire year.  These interim statements are intended to be read in conjunction with the financial statements presented in Capital Crossing Preferred’s Annual Report on Form 10-K as of and for the year ended December 31, 2001.

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

Note 2.   Commitments and Contingencies

Capital Crossing Preferred has guaranteed all of the obligations of Capital Crossing under advances Capital Crossing may receive from time to time from the Federal Home Loan Bank of Boston (“FHLBB”), and has agreed to pledge a significant amount of its assets in connection with those advances.  This guarantee would rank senior to the preferred shares upon liquidation. Capital Crossing Preferred’s obligations under this agreement are limited by applicable laws pertaining to fraudulent conveyance and fraudulent transfer. The assets pledged to the FHLBB will vary from time to time, however the potential exists for Capital Crossing Preferred to pledge all of its assets to the FHLBB to secure advances to Capital Crossing. In addition, Capital Crossing has pledged to the FHLBB all of the shares of Capital Crossing Preferred’s capital stock it owns as collateral for its FHLBB borrowings.  Under the terms of the pledge, if Capital Crossing becomes undercapitalized the FHLBB may require Capital Crossing to dissolve Capital Crossing Preferred such that the assets of Capital Crossing Preferred are distributed to Capital Crossing. In such circumstance, holders of the Series A and Series C preferred stock would receive their liquidation preference only to the extent there are available assets of Capital Crossing Preferred following satisfaction of its outstanding obligations, including its guarantee of Capital Crossing’s FHLBB borrowings.  At June 30, 2002, approximately $52.4 million, or 15.9%, of Capital Crossing Preferred’s assets had been pledged to and accepted by the FHLBB to secure advances to Capital Crossing.  Capital Crossing has also agreed with the FHLBB that it will not request or accept advances from the FHLBB in excess of Capital Crossing Preferred’s total stockholder’s equity, less the stockholder’s equity attributable to the Series A and Series C preferred shares. As of June 30, 2002, this restriction would limit Capital Crossing’s ability to receive advances in excess of approximately $296.6 million. As of June 30, 2002, Capital Crossing had $129.0 million in outstanding FHLBB borrowings.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements made or incorporated in this Quarterly Report on Form 10-Q include a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements include, without limitation, statements containing the words “anticipates,” “believes,” “estimates”, “assumes”, “expects,” “intends,” “future” and words of similar import which express management’s belief, expectations or intentions regarding the future performance of Capital Crossing Preferred.  These forward-looking statements are made as of the date of this report and we do not undertake to update them at anytime after the date hereof. Capital Crossing Preferred’s actual results could differ materially from those set forth in the forward-looking statements as a result, among other factors, of changes in general, national or regional economic conditions, changes in interest rates, changes in loan default and charge-off rates relating to a decline in the commercial real estate market or otherwise, the possible exchange of the preferred shares for preferred shares of Capital Crossing at the direction of the FDIC if Capital Crossing becomes or may in the near term become undercapitalized or is placed in conservatorship or receivership, risks associated with mortgage loans generally, and particularly the geographic concentration of Capital Crossing Preferred’s loan portfolio at June 30, 2002 in New England and California, and the failure by Capital Crossing Preferred to maintain its status as a real estate investment trust (“REIT”) for federal income tax purposes, changes in the assumptions used in making such forward-looking statements, and the factors discussed in the section entitled “Risk Factors and Other Forward-Looking Statements” of this Form 10-Q.

Results of Operations

Three Months Ended June 30, 2002 and 2001

Net income available to common stockholders increased $153,000, or 3.3%, to $4.9 million for the three months ended June 30, 2002 compared to $4.7 million for the three months ended June 30, 2001.  This increase is primarily attributable to an increase in total interest income of $530,000, or 10.0%, to $5.9 million for the three months ended June 30, 2002, compared to $5.3 million for the three months ended June 30, 2001. This increase in total interest income was partially offset by an increase of $309,000, or 58.6%, in preferred stock dividends to $836,000 for the three months ended June 30, 2002, compared to $527,000 for the three months ended June 30, 2001 as a result of the issuance of the Series C preferred stock on May 31, 2001.  Interest income from loans for the three months ended June 30, 2002 increased $1.2 million, or 27.3%, to $5.5 million compared to $4.3 million for the three months ended June 30, 2001.  The increase in interest income is due to the significant growth in the loan portfolio partially offset by a decline in the yield on total interest-earning assets.

The following table sets forth the yields on Capital Crossing Preferred’s earning assets for the periods indicated:

	Three Months Ended June 30,
	2002			2001

Average Balance

Interest Income

Yield

Average Balance

Interest Income

Yield

	(dollars in thousands)

Loans, net (1)	$223,462	$5,485	9.85%	$144,263	$4,310	11.98%
Interest-bearing deposits	53,025	366	2.77	87,153	1,011	4.65
	$276,487	$5,851	8.49%	$231,416	$5,321	9.22%

(1) Non-performing loans are excluded from average balance calculations.

The weighted average yield on loans decreased to 9.85% for the three months ended June 30, 2002 from 11.98% for the three months ended June 30, 2001. This decrease in yield for the three months ended June 30, 2002 as compared to 2001 is attributable to the general decline in the rate environment since the 2001 period. Average loans, net, for the three months ended June 30, 2002 totaled $223.5 million compared to $144.3 million for the three months ended June 30, 2001.  The increase in the average loan balance is primarily attributable to the acquisition of $158.0 million of loans from Capital Crossing during 2002, partially offset by loan amortization payoffs and sales.

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

	Three Months Ended June 30,
	2002		2001
	Interest Income	Yield	Interest Income	Yield
	(dollars in thousands)

Regularly scheduled interest and accretion income	$4,555	8.18%	$3,648	10.14%
Interest and fee income recognized on loan pay-offs:
Non-amortizing discount	519	0.93	391	1.09
Amortizing discount	295	0.53	199	0.55
Other interest and fee income	116	0.21	72	0.20
	930	1.67	662	1.84
	$5,485	9.85%	$4,310	11.98%

The amount of loan payoffs and related income is influenced by several factors, including the interest rate environment, the real estate market in particular areas, the timing of transactions, and circumstances related to individual borrowers and loans. The decision to payoff a loan rests with the borrower.  The amount of individual loan payoffs is oftentimes a result of negotiations between Capital Crossing Preferred and the borrower.  Based upon credit risk analysis and other factors, Capital Crossing Preferred will, in certain instances, accept less than the full amount contractually due in accordance with the loan terms.

The average balance of interest-bearing deposits decreased $34.1 million to $53.0 million for the three months ended June 30, 2002, compared to $87.2 million for 2001. This decrease is attributable to the purchase of $75.2 million of loans from Capital Crossing partially offset by cash accumulated from loan amortization and payoffs. The yield on interest-bearing deposits decreased in 2002 because the rate paid by Capital Crossing on the money market account held by Capital Crossing Preferred decreased consistently with deposit interest rates generally compared to 2001.

Loan servicing and advisory services for the three months ended June 30, 2002 increased $57,000, or 57.0%, to $157,000 compared to $100,000 for the three months ended June 30, 2001. This increase is due to the overall increase in the average balance of the loan portfolio.

General and administrative expenses for the three months ended June 30, 2002 increased $11,000, or 57.9%, to $30,000 compared to $19,000 for the three months ended June 30, 2001.  This increase is due primarily to an increase in professional services.

Preferred stock dividends increased as a result of dividends on Series C preferred stock issued on May 31, 2001.

Capital Crossing Preferred intends to pay dividends on its preferred stock and common stock in amounts necessary to continue to preserve its status as REIT under the Internal Revenue Code.

Six Months Ended June 30, 2002 and 2001

Net income available to common stockholders decreased $102,000, or 1.0%, to $10.0 million for the six months ended June 30, 2002 compared to $10.1 million for the six months ended June 30, 2001.  This decrease is primarily attributable to an increase in preferred stock dividends of $780,000, or 87.5%, to $1.7 million for the six months ended June 30, 2002 compared to $891,000 during the same period in 2001 as a result of the issuance of the Series C preferred stock on May 31, 2001. The increase in preferred stock dividends was offset by a gain on sale of loans of $517,000 during the first quarter of 2002 and an increase in total interest income of $213,000, or 1.9%, to $11.4 million for the six months ended June 30, 2002, compared to $11.2 million for the six months ended June 30, 2001.

The yields on Capital Crossing Preferred’s earning assets are summarized as follows:

	Six Months Ended June 30,
	2002			2001

Average Balance

Interest Income

Yield

Average Balance

Interest Income

Yield

	(dollars in thousands)

Loans, net(1)	$187,537	$10,455	11.24%	$150,873	$9,359	12.51%
Interest-bearing deposits	71,648	947	2.67	75,018	1,830	4.92
	$259,185	$11,402	8.87%	$225,891	$11,189	9.99%

(1) Non-performing loans are excluded from average balance calculations.

Interest income from loans for the six months ended June 30, 2002 increased $1.1 million, or 11.7%, to $10.5 million compared to $9.4 million for the six months ended June 30, 2001. The increase in interest income from loans is attributable to the growth in the loan portfolio partially offset by a decline in the yield on the portfolio. For the six months ended June 30, 2002 and 2001, the yield on the loan portfolio was 11.24% and 12.51%, respectively. This decrease in yield for the six months ended June 30, 2002 as compared to 2001 is attributable to a decline in yield related to regularly scheduled interest due to a lower interest rate environment since the 2001 period. This decrease was offset by a higher than usual amount of interest and fee income recognized on loan payoffs. For the six months ended June 30, 2002, interest and fee income recognized on loan payoffs increased $1.0 million, or 64.1%, to $2.6 million from $1.6 million for the six months ended June 30, 2001. The level of interest and fee income recognized on loan payoffs varies for numerous reasons, as further discussed below.

Average loans, net, for the six months ended June 30, 2002 totaled $187.5 million compared to $150.9 million for the six months ended June 30, 2001.  The increase in the average loan balance is primarily attributable to the acquisition of $158.0 million of loans from Capital Crossing during 2002, partially offset by loan amortization payoffs and sales.

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

	Six Months Ended June 30,
	2002		2001
	Interest Income	Yield	Interest Income	Yield
	(dollars in thousands)

Regularly scheduled interest and accretion income	$7,854	8.44%	$7,774	10.39%
Interest and fee income recognized on loan pay-offs:
Non-amortizing discount	1,172	1.26	911	1.22
Amortizing discount	1,279	1.38	437	0.58
Other interest and fee income	150	0.16	237	0.32
	2,601	2.80	1,585	2.12
	$10,455	11.24%	$9,359	12.51%

The amount of loan payoffs and related income is influenced by several factors, including the interest rate environment, the real estate market in particular areas, the timing of transactions, and circumstances related to individual borrowers and loans. The decision to payoff a loan rests with the borrower.  The amount of individual loan payoffs is oftentimes a result of negotiations between Capital Crossing Preferred and the borrower.  Based upon credit risk analysis and other factors, Capital Crossing Preferred will, in certain instances, accept less than the full amount contractually due in accordance with the loan terms.

The average balance of interest-bearing deposits decreased $3.4 million to $71.6 million for the six months ended June 30, 2002, compared to $75.0 million for 2001.  This decrease is primarily a result of the purchase of $75.2 million of loans from Capital Crossing offset by cash accumulated from loan amortization payoffs and sales. The yield on interest-bearing deposits decreased in 2002 because the rate paid by Capital Crossing on the money market account held by Capital Crossing Preferred decreased consistently with deposit interest rates generally compared to 2001.

The gain on sales of loans of $517,000 is the result of the sale of one loan to an unaffiliated third party. There were no loans sold to unaffiliated third parties during the six months ended June 30, 2001.

Loan servicing and advisory services expenses for the six months ended June 30, 2002 increased $42,000, or 19.2%, to $261,000 compared to $219,000 for the six months ended June 30, 2001. This increase was due to the overall increase in the average balance of the loan portfolio.

Preferred stock dividends increased as a result of dividends on Series C preferred stock issued on May 31, 2001.

General and administrative expenses for the six months ended June 30, 2002 increased $10,000, or 27.0%, to $47,000 compared to $37,000 for the six months ended June 30, 2001.  This increase was due primarily to an increase in professional services, including consulting and legal services.

Financial Condition

Interest-bearing Deposits with Capital Crossing Bank

Interest-bearing deposits consist of a money market account with a balance of $63.7 million at June 30, 2002. The decrease in interest-bearing deposits is a result of the purchase of $75.2 million of loans from Capital Crossing partially offset by the cash accumulated from loan amortization and payoffs.

Loan Portfolio

To date, all of Capital Crossing Preferred’s loans have been acquired from Capital Crossing. The following table sets forth information regarding the composition of the loan portfolio at the dates indicated:

	June 30, 2002	December 31, 2001
	(in thousands)
Mortgage loans on real estate:
Commercial real estate	$213,444	$106,291
Multi-family residential	84,862	55,868
One-to-four family residential	3,011	3,073
Land	5,850	1,214
Total, gross	307,167	166,446

Less:
Non-amortizing discount (1)	(9,256)	(6,062)
Amortizing discount	(24,717)	(8,257)
Allowance for loan losses	(8,896)	(4,659)
Net deferred loan fees	(124)	(92)

Loans, net	$264,174	$147,376

(1)          Non-amortizing discount is an allocation of the total discount on purchased loans accounted for on the cost recovery method until it is determined that the amount and timing of collections are reasonably estimable and collection is probable.

Capital Crossing Preferred acquires primarily performing commercial real estate and multi-family residential mortgage loans.  Total net loans acquired during the six months ended June 30, 2002 were $158.0 million consisting of $75.2 million of loans purchased from Capital Crossing and $82.8 million of loans contributed by Capital Crossing.

Capital Crossing Preferred intends that each loan acquired from Capital Crossing in the future will be a whole loan, and will be originated or acquired by Capital Crossing in the ordinary course of its business. Capital Crossing Preferred also intends that all loans held by it will be serviced pursuant to its master service agreement with Capital Crossing.

Non-performing loans, net of discount, totaled $962,000 and $153,000 at June 30, 2002 and December 31, 2001, respectively.

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

Additional factors influencing the calculation of the allowance for loan losses are particular concentrations within the portfolio, including the geographic concentration of loans in California, which represented approximately 41.5% of the portfolio at June 30, 2002, and concentrations of loans to individual borrowers.

Capital Crossing Preferred also considers historical losses in assessing the adequacy of the allowance for loan losses.  Due to the limited operating history of Capital Crossing Preferred, historical losses are not currently an indicator of losses inherent in the portfolio.  Management will continue to monitor historical losses to assess the adequacy of the allowance for loan losses.

The following table sets forth an analysis of the allowance for loan losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands)

Balance at beginning of period	$5,140	$3,792	$4,659	$3,795
Transfer from Capital Crossing with loans acquired	3,763	—	4,250	—
Transfer to Capital Crossing with loans sold	(7)	—	(13)	(3)
Balance at end of period	$8,896	$3,792	$8,896	$3,792

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

The following table sets forth certain information relating to the activity in the non–amortizing discount for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands)

Balance at beginning of period	$4,388	$5,571	$6,062	$6,704
Transfers to amortizing portion, net	(519)	(391)	(1,416)	(1,013)
Additions in connection with loans acquired from Capital Crossing	5,459	—	5,667	—
Net reductions related to resolutions and restructures	—	(71)	(678)	(398)
Non-amortizing discount relating to loans sold to Capital Crossing	(72)	—	(379)	(184)
Balance at end of period	$9,256	$5,109	$9,256	$5,109

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

Significant Concentration of Credit Risk

Concentration of credit risk generally arises with respect to Capital Crossing Preferred’s loan portfolio when a significant number of borrowers engage in similar business activities, or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of Capital Crossing Preferred’s performance to both positive and negative developments affecting a particular industry or geographical region. Capital Crossing Preferred’s balance sheet exposure to geographic concentrations directly affects the credit risk of the loans within its loan portfolio.

At June 30, 2002, 41.5% and 17.1%, respectively, of Capital Crossing Preferred’s total loan portfolio consisted of loans located in California and New England. At December 31, 2001, 39.4% and 28.4%, respectively, of Capital Crossing Preferred’s total loan portfolio consisted of loans located in California and New England. Consequently, the portfolio may experience a higher default rate, than its current default rate, in the event of adverse economic, political or business developments or natural hazards in California or New England that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages.

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

Capital Crossing Preferred’s principal liquidity needs are:

(1)  to maintain the current portfolio size through the acquisition of additional mortgage assets as mortgage assets currently in the loan portfolio mature, pay down or repay, and

(2)  to pay dividends on the preferred shares and common shares.

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

RISK FACTORS AND OTHER FACTORS AFFECTING FORWARD–LOOKING STATEMENTS

This Form 10-Q contains statements that are “forward-looking statements.” Capital Crossing Preferred may also make forward-looking statements in other documents it files with the SEC, in press releases and other written materials, and in oral statements made by its officers, directors or employees. Forward–looking statements can be identified by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume” and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters. Forward-looking statements should not be relied upon, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of Capital Crossing Preferred. These risks, uncertainties and other factors may cause the actual results, performance or achievements of Capital Crossing Preferred to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward–looking statements.

Some of the factors that might cause these differences include those set forth below. All of these factors should be carefully reviewed and there may be other factors that could cause these differences. These forward–looking statements were based on information, plans and estimates at the date of this report, and Capital Crossing Preferred does not undertake to update any forward–looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

If Capital Crossing Preferred incurs significant indebtedness, it may not have sufficient funds to make dividend or liquidation payments on the Series A or Series C preferred shares. Upon Capital Crossing Preferred’s liquidation, its obligations to its creditors would rank senior to the Series A and Series C preferred shares. At June 30, 2002, Capital Crossing Preferred had approximately $112,000 in accounts payable and other liabilities which, upon its liquidation, would be required to be paid before any payments could be made to holders of the Series A or Series C preferred shares. In addition, upon Capital Crossing Preferred’s liquidation, dissolution or winding up, if it does not have sufficient funds to pay the full liquidation amount to the holders of the Series A and Series C preferred shares, such holders may receive less than the $10.00 per share liquidation amount.

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

Bank regulators may limit the ability of Capital Crossing Preferred to implement its business plan and may restrict its ability to pay dividends

Because Capital Crossing Preferred is a subsidiary of Capital Crossing, federal and state regulatory authorities will have the right to examine it and its activities and under certain circumstances, to impose restrictions on Capital Crossing or Capital Crossing Preferred which could impact Capital Crossing Preferred’s ability to conduct its business according to its business plan, which could materially adversely affect the financial condition and results of operations of Capital Crossing Preferred:

•                                          if Capital Crossing’s regulators determine that Capital Crossing’s relationship to Capital Crossing Preferred results in an unsafe and unsound banking practice, the regulators could restrict Capital Crossing Preferred’s ability to transfer assets, to make distributions to its stockholders, including dividends on its Series A and Series C preferred shares, or to redeem shares of Series A and Series C preferred stock or even require Capital Crossing to sever its relationship with or divest its ownership interest in Capital Crossing Preferred. Such actions could potentially result in Capital Crossing Preferred’s failure to qualify as a REIT.

•                                          payment of dividends on the Series A and Series C preferred shares could also be subject to regulatory limitations if Capital Crossing becomes undercapitalized. Capital Crossing will be deemed undercapitalized if its total risk-based capital ratio is less than 8.0%, its Tier 1 risk-based capital ratio is less than 4.0% or its Tier 1 leverage ratio is less than 4.0%. At June 30, 2002, Capital Crossing had a total risk-based capital ratio of 14.12%, a Tier 1 risk-based capital ratio of 12.85% and a Tier 1 leverage ratio of 10.95%, which is sufficient for Capital Crossing to be considered well-capitalized. As part of its common stock repurchase program, Capital Crossing has also agreed with the FDIC to maintain, for so long as the repurchase program continues, its Tier 1 leverage ratio at least 8.00%. Capital Crossing Preferred makes no assurance that Capital Crossing will be well-capitalized under applicable regulations as of any future date. For purposes of calculating these capital ratios as a percentage of Capital Crossing’s risk-weighted assets, as opposed to its total assets, Capital Crossing’s assets are assigned to risk categories based on the relative credit risk of the asset in question. These risk weights consist of 0% for assets deemed least risky such as cash, claims backed by the full faith and credit of the U.S. government, and balances due from Federal Reserve banks; 20% for assets deemed slightly more risky such as portions of obligations conditionally guaranteed by the U.S. government or federal funds sold; 50% for assets deemed still more risky such as government issued-revenue bonds, one-to-four family residential first mortgage loans and well-collateralized multi-family residential first mortgage loans; and 100% for all other assets, including private sector loans such as commercial mortgage loans as well as bank-owned real estate.

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

Capital Crossing Preferred does not have insurance to cover its exposure to borrower defaults and bankruptcies and special hazard losses that are not covered by its standard hazard insurance policies

Capital Crossing Preferred does not generally obtain general credit enhancements such as mortgagor bankruptcy insurance or obtain special hazard insurance for its mortgage assets, other than standard hazard insurance, which will in each case only relate to individual mortgage loans. Accordingly, Capital Crossing Preferred will be subject to risks of borrower defaults and bankruptcies and special hazard losses, such as losses occurring from floods that are not covered by standard hazard insurance. In the event of a default on any mortgage loan held by Capital Crossing Preferred resulting from declining property values or worsening economic conditions, among other factors, it would bear the risk of loss of principal to the extent of any deficiency between (1) the value of the related mortgaged property, plus any payments from an insurer or guarantor in the case of commercial mortgage loans, and (2) the amount owing on the mortgage loan.

Capital Crossing Preferred’s results will be affected by factors beyond its control

Capital Crossing Preferred’s mortgage loan portfolio is subject to local economic conditions which could affect the value of the real estate assets underlying its loans and therefore, its results of operations will be affected by various conditions in the real estate market, all of which are beyond its control, such as:

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

Capital Crossing Preferred’s loans are concentrated in California and New England and adverse conditions in those markets could adversely affect its operations

Properties underlying Capital Crossing Preferred’s current mortgage assets are concentrated primarily in California and New England. As of June 30, 2002, approximately 41.5% of its mortgage assets were secured by properties located in California and 17.1% in New England. Adverse economic, political or business developments or natural hazards may affect these areas and the ability of property owners in these areas to make payments of principal and interest on the underlying mortgages. If either region experienced adverse economic, political or business conditions, Capital Crossing Preferred would likely experience higher rates of loss and delinquency on its mortgage loans than if its loans were more geographically diverse.

A substantial majority of Capital Crossing Preferred’s loans were originated by other parties whose level of due diligence may be different than Capital Crossing’s level of due diligence

At June 30, 2002, approximately 92.4% of Capital Crossing Preferred’s loan portfolio consisted of loans originated by third parties that were purchased by Capital Crossing and subsequently acquired by Capital Crossing Preferred from Capital Crossing. Because these loans were originated by third parties, Capital Crossing generally is not able to conduct the same level of due diligence on these loans that it would have conducted had it originated them. Generally, while Capital Crossing conducts an acquisition review, it relies on the underwriting standards of the parties originating the loans it acquires. The standards of these loan originators may be substantially different than those of Capital Crossing. These differences may include less rigorous appraisal requirements and debt service coverage ratios, and less rigorous analysis of property location and environmental factors, building condition and age, tenant quality, compliance with zoning regulations, any use restrictions, easements or right of ways that may impact the value and the borrower’s ability to manage the property. Other disadvantages of purchased loans versus originated loans may include the lack of current financial information, incomplete legal documentation and outdated appraisals.

More than half of Capital Crossing Preferred’s loan portfolio is made up of commercial mortgage loans which are riskier than other types of loans

Commercial mortgage loans constituted approximately 69.5% of the loans in Capital Crossing Preferred’s loan portfolio at June 30, 2002 and generally subject it to greater risks than other types of loans. Capital Crossing Preferred’s commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, tend to have shorter maturities than residential mortgage loans and may not be fully amortizing, meaning that they have a principal balance or “balloon” payment due on maturity. The commercial real estate properties underlying Capital Crossing Preferred’s commercial mortgage loans also tend to be unique and are more difficult to value than residential real estate properties. They are also subject to relatively greater environmental risks than other types of loans and to the corresponding burdens and costs of compliance with environmental laws and regulations. Because of these risks related to Capital Crossing Preferred’s commercial mortgage loans, Capital Crossing Preferred may experience higher rates of default on its mortgage loans than it would if its loan portfolio was more diversified and included a greater number of residential and other mortgage loans.

Capital Crossing Preferred may not be able to purchase loans at the same volumes or with the same yields as it has historically purchased

To date Capital Crossing Preferred has purchased all of the loans in its portfolio from Capital Crossing. Historically, Capital Crossing has acquired such loans (1) from institutions which sought to eliminate certain loans or categories of loans from their portfolios, (2) from institutions participating in securitization programs, (3) from failed or consolidating financial institutions and (4) from government agencies. Future loan purchases will depend on the availability of pools of loans offered for sale and Capital Crossing’s ability to submit successful bids or negotiate satisfactory purchase prices. The acquisition of whole loans is highly competitive. Consequently, Capital Crossing Preferred cannot provide assurance that Capital Crossing will be able to purchase loans at the same volumes or with the same yields as it has historically purchased. This may interfere with Capital Crossing Preferred’s ability to maintain the requisite level of mortgage assets to maintain its qualification as a REIT. If volumes of loans purchased decline or the yields on these loans decline further, Capital Crossing Preferred would experience a material adverse effect on its business, financial condition and results of operations.

Capital Crossing Preferred could be held responsible for environmental liabilities of properties it acquires through foreclosure

If Capital Crossing Preferred is forced to foreclose on a defaulted mortgage loan to recover its investment it may be subject to environmental liabilities related to the underlying real property. Approximately 69.5% of the loans in Capital Crossing Preferred’s portfolio at June 30, 2002 were commercial mortgage loans, which generally are subject to relatively greater environmental risks than other types of loans. Hazardous substances or wastes, contaminants, pollutants or sources thereof may be discovered on properties during Capital Crossing Preferred’s ownership or after a sale to a third party. The amount of environmental liability could exceed the value of the real property. There can be no assurance that Capital Crossing Preferred would not be fully liable for the entire cost of any removal and clean-up on an acquired property, that the cost of removal and clean-up would not exceed the value of the property or that Capital Crossing Preferred could recoup any of the costs from any third party. In addition, Capital Crossing Preferred may find it difficult or impossible to sell the property prior to or following any such remediation.

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

Capital Crossing Preferred’s relationship with Capital Crossing may create conflicts of interest

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

Servicing of Capital Crossing Preferred mortgage assets by Capital Crossing.  Capital Crossing Preferred’s loans are serviced by Capital Crossing pursuant to the terms of the master service agreement. Capital Crossing in its role as servicer under the terms of the master service agreement receives a fee equal to 0.20% per annum, payable monthly, on the gross outstanding principal balances of loans serviced. The master service agreement requires Capital Crossing to service the loan portfolio in a manner substantially the same as for similar work performed by Capital Crossing for transactions on its own behalf. This will become especially important as Capital Crossing services any loans which become classified or are placed on non-performing status, or are renegotiated due to the financial deterioration of the borrower. While Capital Crossing Preferred believes that Capital Crossing will diligently pursue collection of any non-performing loans, Capital Crossing Preferred cannot provide assurance that this will be the case. Capital Crossing Preferred’s ability to make timely payments of dividends will depend in part upon Capital Crossing’s prompt collection efforts on behalf of Capital Crossing Preferred.

Future dispositions by Capital Crossing Preferred of mortgage assets to Capital Crossing or its affiliates.  The master service agreement provides that foreclosures and dispositions of the mortgage assets are to be performed with a view toward maximizing Capital Crossing Preferred’s recovery as owner of the mortgage assets, and Capital Crossing shall service the mortgage assets solely with a view toward Capital Crossing Preferred’s interests, and without regard to the interests of Capital Crossing or any of its affiliates. However, Capital Crossing Preferred cannot provide assurance that any such agreement or transaction will be on terms as favorable to it as would have been obtained from unaffiliated third parties. Capital Crossing may seek to exercise its influence over Capital Crossing Preferred’s affairs so as to cause the sale of the mortgage assets owned by Capital Crossing Preferred and their replacement by lesser quality loans purchased from Capital Crossing or elsewhere which could adversely affect Capital Crossing Preferred’s business and its ability to make timely payments of dividends.

Future modifications of the advisory agreement or master service agreement.  Should Capital Crossing Preferred seek to modify either the advisory agreement or the master service agreement, it would rely upon its officers, all of whom are also officers of Capital Crossing, and/or its directors, three of whom are also officers of Capital Crossing. Thus, Capital Crossing Preferred’s officers and/or directors would be responsible for taking positions with respect to such agreements that, while in Capital Crossing Preferred’s best interests, would not be in the best interests of Capital Crossing. Although the termination, modification or decision not to renew the advisory agreement and/or the master service agreement requires the approval of a majority of Capital Crossing Preferred’s independent directors, Capital Crossing, as holder of all of Capital Crossing Preferred’s outstanding common stock, controls the election of all Capital Crossing Preferred directors, including the independent directors. Capital Crossing Preferred cannot provide assurance that such modifications will be on terms as favorable to it as those that could have been obtained from unaffiliated third parties.

The terms of Capital Crossing Preferred’s guarantee of obligations of Capital Crossing.  Capital Crossing Preferred has guaranteed all of the obligations of Capital Crossing under advances Capital Crossing may receive from time to time from the FHLBB, and has agreed to pledge a significant amount of it’s assets in connection with those advances. The assets Capital Crossing Preferred pledges to the FHLBB will vary from time to time; however, the potential exists for Capital Crossing Preferred to pledge all of its assets to the FHLBB to secure advances to Capital Crossing. In addition, Capital Crossing has pledged to the FHLBB all of the shares of Capital Crossing Preferred’s capital stock it owns as collateral for its FHLBB borrowings. Under the terms of the pledge, if Capital Crossing becomes undercapitalized the FHLBB may require Capital Crossing to dissolve Capital Crossing Preferred such that the assets of Capital Crossing Preferred are distributed to Capital Crossing. In this circumstance the holders of Series A and Series C Preferred shares would receive their liquidation preference only to the extent there are available assets of Capital Crossing Preferred following satisfaction of its outstanding obligations, including its guarantee of Capital Crossing’s FHLBB borrowings. At June 30, 2002, approximately $52.4 million, or 15.9%, of Capital Crossing Preferred assets have been pledged to and accepted by the FHLBB to secure advances to Capital Crossing. Capital Crossing has also agreed with the FHLBB that it will not request or accept advances from the FHLBB in excess of Capital Crossing Preferred’s total stockholders equity, less the stockholders equity attributable to the Series A and Series C preferred shares. As of June 30, 2002, this restriction would limit Capital Crossing’s ability to receive advances in excess of approximately $296.6 million. As of June 30, 2002, Capital Crossing had $129.0 million in outstanding FHLBB borrowings. The guarantee and pledge were approved by Capital Crossing Preferred’s independent directors, subject to certain requirements and limitations, including the requirement that Capital Crossing pay Capital Crossing Preferred a guarantee fee. Any default by Capital Crossing on its obligations which would require Capital Crossing Preferred to satisfy its guarantee could adversely affect its business and its ability to make timely payments of dividends.

The master loan purchase agreement was not the result of arm’s-length negotiations.  Capital Crossing Preferred acquires loans pursuant to the master mortgage loan purchase agreement between Capital Crossing Preferred and Capital Crossing, at an amount equal to Capital Crossing’s net carrying value for those mortgage assets. While Capital Crossing Preferred believes that the master mortgage loan purchase agreement was fair to all parties and consistent with market terms, all of it’s officers and three of its directors are also officers and/or directors of Capital Crossing and/or affiliates of Capital Crossing. Capital Crossing, as holder of all of Capital Crossing Preferred’s outstanding common stock, controls the election of all Capital Crossing Preferred directors, including the independent directors. Capital Crossing Preferred cannot provide assurance that the master mortgage loan purchase agreement was entered into on terms as favorable to Capital Crossing Preferred as those that could have been obtained from unaffiliated third parties.

Neither Capital Crossing Preferred nor Capital Crossing have specific policies with respect to the purchase by Capital Crossing Preferred from Capital Crossing of particular loans or pools of loans

The lack of specific policies with respect to the purchase by Capital Crossing Preferred of loans from Capital Crossing could result in Capital Crossing Preferred acquiring lower quality mortgage assets from Capital Crossing than if such policies were otherwise in place. Neither Capital Crossing Preferred nor Capital Crossing currently have specific policies with respect to the purchase by Capital Crossing Preferred from Capital Crossing of particular loans or pools of loans, other than that such assets must be eligible to be held by a REIT. Capital Crossing Preferred’s Board of Directors has adopted certain policies to guide the acquisition and disposition of assets but these policies may be revised from time to time at the discretion of the Board of Directors without a vote of Capital Crossing Preferred’s stockholders. Capital Crossing Preferred intends to acquire all or substantially all of the additional mortgage assets it may acquire in the future from Capital Crossing on terms that are comparable to those that could be obtained by Capital Crossing Preferred if such mortgage assets were purchased from unrelated third parties, but Capital Crossing Preferred cannot provide assurance that this will always be the case.

Capital Crossing Preferred’s Board of Directors has broad discretion to revise Capital Crossing Preferred’s strategies

Capital Crossing Preferred’s Board of Directors has established Capital Crossing Preferred’s investment and operating strategies. These strategies may be revised from time to time at the discretion of the Board of Directors without a vote of Capital Crossing Preferred’s stockholders. Changes in Capital Crossing Preferred’s strategies could have a negative effect on shareholders.

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

Capital Crossing Preferred may pay more than fair market value for mortgages it purchases from Capital Crossing because it does not engage in arm’s–length negotiations with Capital Crossing

Capital Crossing Preferred acquires mortgage assets from Capital Crossing under a master mortgage loan purchase agreement between it and Capital Crossing, at an amount equal to Capital Crossing’s net carrying value for those mortgage assets. Because Capital Crossing is an affiliate of Capital Crossing Preferred’s, Capital Crossing Preferred does not engage in any arm’s-length negotiations regarding the consideration to be paid. Accordingly, if Capital Crossing’s net carrying value exceeds the fair market value of the mortgage assets, Capital Crossing Preferred would pay Capital Crossing more than the fair market value for those mortgage assets.

A decline in interest rates could reduce Capital Crossing Preferred earnings and affect its ability to pay dividends

Capital Crossing Preferred’s income consists primarily of interest earned on its mortgage assets and short-term investments. A significant portion of Capital Crossing Preferred’s mortgage assets bear interest at adjustable rates. If there is a decline in interest rates, then Capital Crossing Preferred will experience a decrease in income available to be distributed to its stockholders. If interest rates decline, Capital Crossing Preferred may also experience an increase in prepayments on its mortgage assets and may find it difficult to purchase additional mortgage assets bearing rates sufficient to support payment of dividends on the Series A and Series C preferred shares. Because the dividend rates on the Series A and Series C preferred shares are fixed, a significant decline in interest rates could materially adversely affect Capital Crossing Preferred’s ability to pay dividends on the Series A and Series C preferred shares.

Tax Risks Related to REITs

If Capital Crossing Preferred fails to qualify as a REIT, it will be subject to federal income tax at regular corporate rates. If Capital Crossing Preferred fails to qualify as a REIT for any taxable year, it would be subject to federal income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates. As a result, the amount available for distribution to Capital Crossing Preferred’s stockholders would be reduced for the year or years involved. In addition, unless entitled to relief under statutory provisions, Capital Crossing Preferred would be disqualified from treatment as a REIT for the four taxable years following the year which qualification was lost. The failure to qualify as a REIT would reduce Capital Crossing Preferred’s net earnings available for distribution to its stockholders because of the additional tax liability for the year or years involved. Capital Crossing Preferred’s failure to qualify as a REIT would not by itself give it the right to redeem the Series A or Series C preferred shares, nor would it give the holders of the Series A or Series C preferred shares the right to have their shares redeemed.

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

Capital Crossing Preferred may redeem the Series A and Series C  preferred shares at any time upon the occurrence of a tax event. At any time following the occurrence of certain changes in the tax laws or regulations concerning REITs, Capital Crossing Preferred will have the right to redeem the Series A and Series C preferred shares in whole, subject to the prior written approval of the FDIC. Capital Crossing Preferred would have the right to redeem the Series A and Series C preferred shares if it received an opinion of counsel to the effect that, as a result of changes to the tax laws or regulations:

(1)                                  dividends paid by Capital Crossing Preferred with respect to its capital stock are not fully deductible by it for income tax purposes; or

(2)                                  Capital Crossing Preferred are otherwise unable to qualify as a REIT.

The occurrence of such changes in the tax laws or regulations will not, however, give the holders of the Series A or Series C preferred shares any right to have their shares redeemed.

Capital Crossing Preferred has imposed ownership limitations to protect its ability to qualify as a REIT, however, if ownership of the common stock of Capital Crossing becomes concentrated in a small number of individuals Capital Crossing Preferred may fail to qualify as a REIT. To maintain Capital Crossing Preferred’s status as a REIT, not more than 50% in value of Capital Crossing Preferred’s outstanding shares may be owned, directly or indirectly, by five or fewer individuals, as defined in the Internal Revenue Code, or the Code, to include certain entities, during the last half of each taxable year. Capital Crossing Preferred currently satisfies this requirement because for this purpose Capital Crossing Preferred’s common stock held by Capital Crossing is treated as held by Capital Crossing’s stockholders. However, it is possible that the ownership of Capital Crossing might become sufficiently concentrated in the future such that five or fewer individuals would be treated as having constructive ownership of more than 50% of the value of Capital Crossing Preferred’s stock. Capital Crossing Preferred may have difficulty monitoring the daily ownership and constructive ownership of its outstanding shares and, therefore, Capital Crossing Preferred cannot provide assurance that it will continue to meet the share ownership requirement. This risk may be increased in the future as Capital Crossing implements common stock repurchase programs because repurchases may cause ownership in Capital Crossing to become more concentrated. In addition, while the fact that the Series A and the Series C preferred shares may be redeemed or exchanged will not affect Capital Crossing Preferred’s REIT status prior to any such redemption or exchange, the redemption or exchange of all or a part of the Series A and Series C preferred shares could adversely affect Capital Crossing Preferred’s ability to satisfy the share ownership requirements in the future.

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

In addition to the estimated changes in interest income resulting from the repricing of contractual loan rates, interest income can change substantially due to fluctuations in the amount of discount income and other interest and fee income recognized as a result of loan payoffs. The level of loan payoffs and related interest income is influenced by several factors, including the interest rate environment, the real estate market in particular areas, the timing of transactions, and circumstances related to individual borrowers and loans. Refer to pages 6-8 for a further analysis and discussion of the fluctuations in discount income.

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

The following table sets forth Capital Crossing Preferred’s interest-rate-sensitive assets categorized by repricing dates and weighted average yields at June 30, 2002. For fixed rate instruments, the repricing date is the maturity date. For adjustable-rate instruments, the repricing date is deemed to be the earliest possible interest rate adjustment date. Assets that are subject to immediate repricing are placed in the overnight column.

	Overnight	Within One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	Over Five Years	Total
	(dollars in thousands)

Interest-bearing deposits	$63,749	$100	$—	$—	$—	$—	$—	$63,849
Average interest rate	3.00%	2.13%
Fixed-rate loans(1)	—	42,047	26,510	18,229	16,848	11,632	44,879	160,145
Average interest rate		9.29%	8.79%	8.51%	8.01%	7.79%	7.10%
Adjustable-rate loans(1)	35,679	69,081	5,024	2,179	—	—	—	111,963
Average interest rate	7.75%	7.38%	9.16%	8.90%

Total rate-sensitive assets	$99,428	$111,228	$31,534	$20,408	$16,848	$11,632	$44,879	$335,957

(1)                                  Loans are presented at net amounts before deducting the allowance for loan losses and exclude non-performing loans.

Based on Capital Crossing Preferred’s experience, management applies the assumption that, on average, approximately 26% of the outstanding fixed and adjustable rate loans will prepay annually.

At June 30, 2002, the fair value of net loans was $267,910,000 as compared to the net carrying value of net loans of $264,174,000.  The fair value of interest-bearing deposits approximates carrying value.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Capital Crossing executed a Written Consent of the Sole Common Stockholder as of June 3, 2002, which was in lieu of the annual meeting of stockholders of Capital Crossing Preferred, for the purpose of setting the number of directors and electing directors to serve until the next annual meeting of stockholders.  Capital Crossing holds 100 shares of the common stock of Capital Crossing Preferred and is the sole stockholder of the common stock of Capital Crossing Preferred.  Capital Crossing voted all of its shares in favor of setting the number of directors at six and the election of the following directors:  Nicholas W. Lazares; Richard Wayne; Edward F. Mehm; Jeffrey P. Ross; Michael J. Fox; and Douglas Shaw.

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits.

99.1         Certification signed by Richard Wayne, President (Chief Executive Officer).

99.2         Certification signed by Edward F. Mehm, Treasurer (Principal Financial Officer).

(b)                                 Reports on Form 8-K.

No reports on Form 8-K were filed in the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CROSSING PREFERRED CORPORATION

Date: August 14, 2002	By: /s/ RICHARD WAYNE
Richard Wayne
President (Principal Executive Officer)

Date: August 14, 2002	By: /s/ EDWARD F. MEHM
Edward F. Mehm
Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Name

99.1	Certification signed by Richard Wayne, President (Principal Executive Officer)
99.2	Certification signed by Edward F. Mehm, Treasurer (Principal Financial Officer)