Form 10-Q
period 2002-09-30
CAPITAL CROSSING PREFERRED CORP
filed 2002-11-15
CIK 1072806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

The number of shares outstanding of the registrant’s sole class of common stock was 100 shares, $.01 par value per share, as of November 5, 2002.

Capital Crossing Preferred Corporation

Table of Contents

PART I - Financial Information

Item 1.	Financial Statements:

	a)	Balance Sheets

	b)	Statements of Income

	c)	Statements of Changes in Stockholders’ Equity

	d)	Statements of Cash Flows

	e)	Notes to Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Risk Factors and Other Factors Affecting Forward-Looking Statements

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II - Other Information

Item 1.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits and Reports on Form 8-K

Signatures

Certifications

Exhibit Index

Exhibit 99.1 Certification signed by Richard Wayne, President (Principal Executive Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification signed by Edward F. Mehm, Treasurer (Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I

Item 1. Financial Statements

Capital Crossing Preferred Corporation

Balance Sheets

	September 30, 2002	December 31, 2001
	(unaudited)
	(in thousands, except share data)
ASSETS

Cash account with Capital Crossing Bank	$88	$86
Interest-bearing deposits with Capital Crossing Bank	88,142	87,903
Total cash and cash equivalents	88,230	87,989
Certificate of deposit	100	100

Loans	301,948	166,446
Less discount and net deferred loan income	(34,802)	(14,411)
Less allowance for loan losses	(8,856)	(4,659)

Loans, net	258,290	147,376

Accrued interest receivable	1,251	896
Other assets	5	4

	$347,876	$236,365

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses and other liabilities	$446	$417

Total liabilities	446	417

Stockholders’ equity:
Preferred stock, Series A, 9.75% non-cumulative, exchangeable; $.01 par value; $10 liquidation value per share; 1,449,000 shares authorized, 1,416,130 shares issued and outstanding	14	14
Preferred stock, Series B, 8% cumulative, non convertible; $.01 par value; $1,000 liquidation value per share plus accrued dividends; 1,000 shares authorized, 941 shares issued and outstanding	—	—
Preferred stock, Series C, 10.25% non-cumulative, exchangeable; $.01 par value; $10 liquidation value per share; 1,840,000 shares authorized, issued and outstanding	18	18
Common stock, $.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	329,475	235,742
Retained earnings	17,923	174

Total stockholders’ equity	347,430	235,948

	$347,876	$236,365

The accompanying notes are an integral part of these unaudited interim financial statements.

Capital Crossing Preferred Corporation

Statements of Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands)
Interest income:
Interest and fees on loans	$6,382	$5,616	$16,837	$14,975
Interest on interest-bearing deposits	522	1,002	1,469	2,832
Total interest income	6,904	6,618	18,306	17,807

Other income:
Gain on sale of loans	1,915	—	2,432	—
Guarantee fee income	20	20	60	60
Total other income	1,935	20	2,492	60

Operating expenses:
Loan servicing and advisory services	202	103	463	322
Other general and administrative	32	30	79	67
Total operating expenses	234	133	542	389

Net income	8,605	6,505	20,256	17,478

Preferred stock dividends	836	836	2,507	1,727
Net income available to common stockholder	$7,769	$5,669	$17,749	$15,751

The accompanying notes are an integral part of these unaudited interim financial statements.

Capital Crossing Preferred Corporation
Statements of Changes in Stockholders’ Equity
(unaudited)

	Nine Months Ended September 30, 2002
	Preferred Stock		Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Series C		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
	(dollars in thousands)

Balance at December 31, 2001	1,416,130	$14	941	$—	1,840,000	$18	100	$—	$235,742	$174	$235,948
Net income	—	—	—	—	—	—	—	—	—	20,256	20,256
Capital contribution from common stockholder	—	—	—	—	—	—	—	—	93,733	—	93,733
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	(1,035)	(1,035)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	(57)	(57)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	(1,415)	(1,415)
Balance at September 30, 2002	1,416,130	$14	941	$—	1,840,000	$18	100	$—	$329,475	$17,923	$347,430

	Nine Months Ended September 30, 2001
	Preferred Stock		Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Series C		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
	(dollars in thousands)

Balance at December 31, 2000	1,416,130	$14	946	$—	—	$—	100	$—	$218,893	$—	$218,907
Net income	—	—	—	—	—	—	—	—	—	17,478	17,478
Issuance of preferred stock, Series C	—	—	—	—	1,840,000	18	—	—	16,854	—	16,872
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	(1,036)	(1,036)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	(57)	(57)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	(634)	(634)
Repurchase of preferred stock, Series B	—	—	(5)	—	—	—	—	—	(5)	—	(5)
Balance at September 30, 2001	1,416,130	$14	941	$—	1,840,000	$18	100	$—	$235,742	$15,751	$251,525

The accompanying notes are an integral part of these unaudited interim financial statements.

Capital Crossing Preferred Corporation

Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2002	2001
	(in thousands)
Cash flows from operating activities:
Net income	$20,256	$17,478
Adjustments to reconcile net income to net cash from operating activities:
Gain on sale of loans	(2,432)	—
Other, net	525	164

Net cash from operating activities	18,349	17,642

Cash flows used in investing activities:
Amortization and payoffs on loans	64,539	34,402
Purchase of loans from Capital Crossing Bank	(90,341)	(34,998)
Proceeds from sales of loans	10,201	167

Net cash used in investing activities	(15,601)	(429)

Cash flows (used in) from financing activities:
Issuance of preferred stock, Series C	—	16,872
Repurchase of preferred stock, Series B	—	(5)
Payment of preferred stock dividends	(2,507)	(1,571)

Net cash (used in) from financing activities	(2,507)	15,296

Net change in cash and cash equivalents	241	32,509
Cash and cash equivalents at beginning of period	87,989	55,312

Cash and cash equivalents at end of period	$88,230	$87,821

Supplemental information:
Capital contributions from common stockholder in the form of mortgage loans	$93,733	$—

The accompanying notes are an integral part of these unaudited interim financial statements.

Capital Crossing Preferred Corporation

Notes to Financial Statements

Three and Nine Month Periods Ended September 30, 2002 and 2001

Note 1.   Basis of Presentation

Capital Crossing Preferred Corporation (“Capital Crossing Preferred”), is a Massachusetts corporation organized on March 20, 1998, to acquire and hold real estate assets. Capital Crossing Bank (“Capital Crossing”), a federally insured Massachusetts trust company, owns all of Capital Crossing Preferred’s common stock. At September 30, 2002, Capital Crossing was in compliance with its regulatory capital requirements.

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

The financial information as of September 30, 2002 and the results of operations for the three and nine months ended September 30, 2002 and 2001, changes in stockholders’ equity and cash flows for the nine months ended September 30, 2002 and 2001 are unaudited; however, in the opinion of management, the financial information reflects all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of such financial information in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Interim results are not necessarily indicative of results to be expected for the entire year.  These interim statements are intended to be read in conjunction with the financial statements presented in Capital Crossing Preferred’s Annual Report on Form 10-K as of and for the year ended December 31, 2001.

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for losses on loans, the allocation of purchase discount between amortizing and non-amortizing portions, and the rate at which discount is accreted into interest income.

Note 2.   Commitments and Contingencies

Capital Crossing Preferred has guaranteed all of the obligations of Capital Crossing under advances Capital Crossing may receive from time to time from the Federal Home Loan Bank of Boston (“FHLBB”), and has agreed to pledge a significant amount of its assets in connection with those advances.  This guarantee would rank senior to the preferred shares upon liquidation. Capital Crossing Preferred’s obligations under this agreement are limited by applicable laws pertaining to fraudulent conveyance and fraudulent transfer. The assets pledged to the FHLBB will vary from time to time, however the potential exists for Capital Crossing Preferred to pledge all of its assets to the FHLBB to secure advances to Capital Crossing. In addition, Capital Crossing has pledged to the FHLBB all of the shares of Capital Crossing Preferred’s capital stock it owns as collateral for its FHLBB borrowings.  Under the terms of the pledge, if Capital Crossing becomes undercapitalized the FHLBB may require Capital Crossing to dissolve Capital Crossing Preferred such that the assets of Capital Crossing Preferred are distributed to Capital Crossing. In such circumstance, holders of the Series A and Series C preferred stock would receive their liquidation preference only to the extent there are available assets of Capital Crossing Preferred following satisfaction of its outstanding obligations, including its guarantee of Capital Crossing’s FHLBB borrowings.  At September 30, 2002, approximately $45.9 million, or 13.2%, of Capital Crossing Preferred’s assets had been pledged to and accepted by the FHLBB to secure advances to Capital Crossing.  Capital Crossing has also agreed with the FHLBB that it will not request or accept advances from the FHLBB in excess of Capital Crossing Preferred’s total stockholder’s equity, less the stockholder’s equity attributable to the Series A and Series C preferred shares. As of September 30, 2002, this restriction would limit Capital Crossing’s ability to receive advances in excess of approximately $314.9 million. As of September 30, 2002, Capital Crossing had $129.0 million in outstanding FHLBB borrowings.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements made or incorporated in this Quarterly Report on Form 10-Q include a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements include, without limitation, statements containing the words “anticipates,” “believes,” “estimates”, “assumes”, “expects,” “intends,” “future” and words of similar import which express management’s belief, expectations or intentions regarding the future performance of Capital Crossing Preferred.  These forward-looking statements are made as of the date of this report and we do not undertake to update them at anytime after the date hereof. Capital Crossing Preferred’s actual results could differ materially from those set forth in the forward-looking statements as a result, among other factors, of changes in general, national or regional economic conditions, changes in interest rates, changes in loan default and charge-off rates relating to a decline in the commercial real estate market or otherwise, the possible exchange of the preferred shares for preferred shares of Capital Crossing at the direction of the FDIC if Capital Crossing becomes or may in the near term become undercapitalized or is placed in conservatorship or receivership, risks associated with mortgage loans generally, and particularly the geographic concentration of Capital Crossing Preferred’s loan portfolio at September 30, 2002 in California and New England, and the failure by Capital Crossing Preferred to maintain its status as a real estate investment trust (“REIT”) for federal income tax purposes, changes in the assumptions used in making such forward-looking statements, and the factors discussed in the section entitled “Risk Factors and Other Forward-Looking Statements” of this Form 10-Q.

Results of Operations

Three Months Ended September 30, 2002 and 2001

Net income available to common stockholders increased $2.1 million, or 37.0%, to $7.8 million for the three months ended September 30, 2002 compared to $5.7 million for the three months ended September 30, 2001. This increase is primarily attributable to gains on sales of loans of $1.9 million for the three months ended September 30, 2002, compared to none in the same period in 2001.

The increase in total interest income was primarily attributable to an increase in interest income from loans of $766,000, or 13.6%, to $6.4 million for the three months ended September 30, 2002 compared to $5.6 million for the three months ended September 30, 2001, partially offset by a decline in interest on interest-bearing deposits of $480,000, or 47.9%, to $522,000 for the three months ended September 30, 2002 compared to $1.0 million for the same period in 2001. The increase in interest income is due to the significant growth in the loan portfolio offset by a decline in the yield on total interest-earning assets.

The following table sets forth the yields on Capital Crossing Preferred’s earning assets for the periods indicated:

	Three Months Ended September 30,
	2002			2001
	Average Balance	Interest Income	Yield
Average Balance
					Interest Income	Yield
	(dollars in thousands)

Loans, net(1)	$271,789	$6,382	9.32%	$151,242	$5,616	14.73%
Interest-bearing deposits	68,959	522	3.00	100,500	1,002	3.96
	$340,748	$6,904	8.04%	$251,742	$6,618	10.43%

(1)  Non-performing loans are excluded from average balance calculations.

The weighted average yield on loans decreased to 9.32% for the three months ended September 30, 2002 from 14.73% for the three months ended September 30, 2001. This decrease in yield on loans is attributable to the general decline in the rate environment since the 2001 period, as well as a decline in the level of interest and fee income recognized on loan payoffs. The level of interest and fee income recognized on loan payoffs varies for numerous reasons, as further discussed below. Average loans, net, for the three months ended September 30, 2002 totaled $271.8 million compared to $151.2 million for the three months ended September 30, 2001.  The increase in the average loan balance is primarily attributable to the acquisition of $183.2 million of loans from Capital Crossing during 2002, partially offset by loan amortization, payoffs and sales.

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

	Three Months Ended September 30,
	2002		2001
	Interest Income	Yield	Interest Income	Yield
	(dollars in thousands)

Regularly scheduled interest and accretion income	$5,372	7.84%	$3,642	9.55%
Interest and fee income recognized on loan payoffs:
Non-amortizing discount	237	0.35	608	1.60
Amortizing discount	726	1.06	1,213	3.18
Other interest and fee income	47	0.07	153	0.40
	1,010	1.48	1,974	5.18
	$6,382	9.32%	$5,616	14.73%

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

The average balance of interest-bearing deposits decreased $31.5 million to $69.0 million for the three months ended September 30, 2002, compared to $100.5 million for 2001. This decrease is attributable to the purchase of $90.3 million of loans from Capital Crossing partially offset by cash accumulated from loan amortization, payoffs and sales. The yield on interest-bearing deposits decreased in 2002 because the rate paid by Capital Crossing on the money market account held by Capital Crossing Preferred decreased consistently with deposit interest rates generally compared to 2001.

The gain on sales of loans of $1.9 million is the result of the sale of nine loans to unaffiliated third parties. There were no loans sold to unaffiliated third parties during the three months ended September 30, 2001.

Loan servicing and advisory services for the three months ended September 30, 2002 increased $99,000, or 96.1%, to $202,000 compared to $103,000 for the three months ended September 30, 2001. This increase is due to the overall increase in the average balance of the loan portfolio.

Capital Crossing Preferred intends to pay dividends on its preferred stock and common stock in amounts necessary to continue to preserve its status as a REIT under the Internal Revenue Code.

Nine Months Ended September 30, 2002 and 2001

Net income available to common stockholders increased $2.0 million, or 12.7%, to $17.7 million for the nine months ended September 30, 2002 compared to $15.8 million for the nine months ended September 30, 2001.  This increase is primarily attributable to gains on sales of loans of $2.4 million for the nine months ended September 30, 2002 compared to none in the same period in 2001, and an increase in total interest income of $499,000, or 2.8%, to $18.3 million for the nine months ended September 30, 2002 compared to $17.8 million for the nine months ended September 30, 2001. These increases were partially offset by an increase in preferred stock dividends of $780,000, or 45.2%, to $2.5 million for the nine months ended September 30, 2002 compared to $1.7 million during the same period in 2001 as a result of the issuance of the Series C preferred stock on May 31, 2001.

The increase in total interest income was primarily attributable to an increase in interest income from loans of $1.9 million, or 12.4%, to $16.8 million for the nine months ended September 30, 2002 compared to $15.0 million for the nine months ended September 30, 2001, partially offset by a decline in interest on interest-bearing deposits of $1.4 million, or 48.1%, to $1.5 million for the nine months ended September 30, 2002 from $2.8 million for the same period in 2001. The increase in interest income from loans is attributable to the growth in the loan portfolio partially offset by a decline in the yield on interest-earning assets.

The following table sets forth the yields on Capital Crossing Preferred’s earning assets for the periods indicated:

	Nine Months Ended September 30,
	2002			2001
	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
	(dollars in thousands)

Loans, net(1)	$215,929	$16,837	10.43%	$153,512	$14,975	13.04%
Interest-bearing deposits	70,741	1,469	2.78	83,606	2,832	4.53
	$286,670	$18,306	8.54%	$237,118	$17,807	10.04%

(1)  Non-performing loans are excluded from average balance calculations.

The weighted average yield on loans decreased to 10.43% for the nine months ended September 30, 2002 from 13.04% for the nine months ended September 30, 2001. This decrease in yield on loans is attributable to a decline in the interest rate environment since the 2001 period as well as a decline, relative to the overall yield on loans, in the level of interest and fee income recognized on loan payoffs. The level of interest and fee income recognized on loan payoffs varies for numerous reasons, as further discussed below. Average loans, net, for the nine months ended September 30, 2002 totaled $215.9 million compared to $153.5 million for the nine months ended September 30, 2001. The increase in the average loan balance is primarily attributable to the acquisition of $183.2 million of loans from Capital Crossing during 2002, partially offset by loan amortization payoffs and sales.

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

	Nine Months Ended September 30,
	2002		2001
	Interest Income	Yield	Interest Income	Yield
	(dollars in thousands)

Regularly scheduled interest and accretion income	$13,226	8.19%	$11,416	9.94%
Interest and fee income recognized on loan payoffs:
Non-amortizing discount	1,409	0.88	1,519	1.32
Amortizing discount	2,005	1.24	1,650	1.44
Other interest and fee income	197	0.12	390	0.34
	3,611	2.24	3,559	3.10
	$16,837	10.43%	$14,975	13.04%

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

The average balance of interest-bearing deposits decreased $12.9 million to $70.7 million for the nine months ended September 30, 2002, compared to $83.6 million for 2001.  This decrease is primarily a result of the purchase of $90.3 million of loans from Capital Crossing offset by cash accumulated from loan amortization payoffs and sales. The yield on interest-bearing deposits decreased in 2002 because the rate paid by Capital Crossing on the money market account held by Capital Crossing Preferred decreased consistently with deposit interest rates generally compared to 2001.

The gain on sales of loans of $2.4 million is the result of the sale of ten loans to unaffiliated third parties. There were no loans sold to unaffiliated third parties during the nine months ended September 30, 2001.

Loan servicing and advisory services expenses for the nine months ended September 30, 2002 increased $141,000, or 43.8%, to $463,000 compared to $322,000 for the nine months ended September 30, 2001. This increase was due to the overall increase in the average balance of the loan portfolio.

General and administrative expenses for the nine months ended September 30, 2002 increased $12,000, or 17.9%, to $79,000 compared to $67,000 for the nine months ended September 30, 2001.  This increase was due primarily to an increase in professional services, including consulting and legal services.

Preferred stock dividends increased $780,000, or 45.2%, to $2.5 million for the nine months ended September 30, 2002 compared to $1.7 million for the nine months ended September 30, 2001, as a result of dividends on Series C preferred stock issued on May 31, 2001.

Financial Condition

Interest-bearing Deposits with Capital Crossing Bank

Interest-bearing deposits consist of a money market account with balances of $88.1 million and $87.9 million, respectively, at September 30, 2002 and December 31, 2001. The balance at period end has remained relatively stable as proceeds from loan amortization, payoffs and sales have been utilized to purchase additional loans.

Loan Portfolio

To date, all of Capital Crossing Preferred’s loans have been acquired from Capital Crossing. The following table sets forth information regarding the composition of the loan portfolio at the dates indicated:

	September 30, 2002	December 31, 2001
	(in thousands)
Mortgage loans on real estate:
Commercial real estate	$208,175	$106,291
Multi-family residential	85,117	55,868
One-to-four family residential	2,754	3,073
Land	5,902	1,214

Total, gross	301,948	166,446

Less:
Non-amortizing discount	(9,758)	(6,062)
Amortizing discount	(24,919)	(8,257)
Allowance for loan losses	(8,856)	(4,659)
Net deferred loan fees	(125)	(92)

Loans, net	$258,290	$147,376

Included in the $258.3 million and $147.4 million of total loans, net, at September 30, 2002 and December 31, 2001, are approximately $35.4 million and $22.2 million (of which $180,000 and $0 are non-performing), respectively, of net recorded investment in primarily commercial and multifamily real estate and secured commercial loans. The net recorded investment represents the amortized cost of these loans, where at acquisition, the amounts of reasonably estimable and probable discounted future cash collections were less than the contractual balances owed. These loans were purchased at a price to yield a market rate of interest after considering the credit quality of the loans at acquisition and the aforementioned expected future cash collections.  The excess of the contractual balances over the amount of reasonably estimable and probable discounted future cash collections represents the predominant portion of the $9.8 million and $6.1 million of non-amortizing discount at September 30, 2002 and at December 31, 2001, respectively.

Capital Crossing Preferred acquires primarily performing commercial real estate and multi-family residential mortgage loans.  Total net loans acquired during the nine months ended September 30, 2002 were $183.2 million consisting of $89.9 million of loans purchased from Capital Crossing and $93.3 million of loans contributed by Capital Crossing.

Capital Crossing Preferred intends that each loan acquired from Capital Crossing in the future will be a whole loan, and will be originated or acquired by Capital Crossing in the ordinary course of its business. Capital Crossing Preferred also intends that all loans held by it will be serviced pursuant to its master service agreement with Capital Crossing.

Non-performing loans, net of discount, totaled $439,000 and $153,000 at September 30, 2002 and December 31, 2001, respectively.

The accrual of interest and accretion of discount are generally discontinued when the collectibility of principal and interest is not probable or estimable. Unpaid interest income previously accrued on such loans is reversed against current period interest income. A loan is returned to accrual status once a satisfactory payment history has been established or the credit is restructured at a level that conforms to the appropriate credit standards.

Allowance for Loan Losses

The allowance for loan losses is based upon losses estimated to have occurred and is established through a provision for loan losses charged to earnings and by additions in connection with loan acquisitions as deemed necessary. Loan losses are charged against the allowance for loan losses when management believes the loan balance, or a portion thereof, is uncollectible. Subsequent recoveries, if any, are credited to the allowance for loan losses.

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

Capital Crossing Preferred performs periodic reviews of its loan portfolio to identify loans for which specific allocations are considered prudent. Specific allocations include the results of measuring impaired loans under Statement of Financial Accounting Standards No. 114. General risk allocations are determined by a formula whereby the loan portfolio is stratified by loan type and by internal risk rating categories. Loss factors are then applied to each strata based on various considerations including historic loss experience, delinquency trends, current economic conditions, industry standards and regulatory guidelines. An additional allowance is maintained based on a judgment by management after consideration of qualitative and quantitative assessments of certain factors including regional credit concentration, industry concentration, results of regulatory examinations, historical loss ranges, portfolio composition, economic conditions such as interest rates and energy costs and other changes in the portfolio. The allowance for loan losses is management’s estimate of the probable loan losses as of the balance sheet date. Any remaining unallocated portion is reviewed for adequacy in relation to the overall loan portfolio and in recognition of estimates inherent in the calculation methodology.

In particular, the allowance for loan losses is influenced by certain concentrations within the portfolio, including the geographic concentration of loans in California and New England, which represented approximately 44.6% and 14.8%, respectively, of the total loan portfolio at September 30, 2002, and concentrations of loans to individual borrowers.

Capital Crossing Preferred also considers historical losses in assessing the adequacy of the allowance for loan losses.  Due to the limited operating history of Capital Crossing Preferred, historical losses are not currently an indicator of losses inherent in the portfolio.  Management will continue to monitor historical losses to assess the adequacy of the allowance for loan losses.

The following table sets forth certain information relating to the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands)

Balance at beginning of period	$8,896	$3,792	$4,659	$3,795
Transfer from Capital Crossing with loans acquired	—	867	4,250	867
Transfer to Capital Crossing with loans sold	(40)	—	(53)	(3)
Balance at end of period	$8,856	$4,659	$8,856	$4,659

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

The following table sets forth certain information relating to the activity in the non-amortizing discount for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands)

Balance at beginning of period	$9,256	$5,109	$6,062	$6,704
Transfers to amortizing portion, net	(238)	(610)	(1,654)	(1,623)
Additions in connection with loans acquired from Capital Crossing	2,464	2,764	8,131	2,764
Net reductions related to resolutions and restructures	(1,724)	—	(2,402)	(398)
Non-amortizing discount relating to loans sold to Capital Crossing	—	—	(379)	(184)
Balance at end of period	$9,758	$7,263	$9,758	$7,263

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

At September 30, 2002, 44.6% and 14.8%, respectively, of Capital Crossing Preferred’s total loan portfolio consisted of loans located in California and New England. At December 31, 2001, 39.4% and 28.4%, respectively, of Capital Crossing Preferred’s total loan portfolio consisted of loans located in California and New England. Consequently, the portfolio may experience a higher default rate, than its current default rate, in the event of adverse economic, political or business developments or natural hazards in California or New England that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages.

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

If Capital Crossing Preferred incurs significant indebtedness, it may not have sufficient funds to make dividend or liquidation payments on the Series A or Series C preferred shares. Upon Capital Crossing Preferred’s liquidation, its obligations to its creditors would rank senior to the Series A and Series C preferred shares. At September 30, 2002, Capital Crossing Preferred had approximately $95,000 in accounts payable and other liabilities which, upon its liquidation, would be required to be paid before any payments could be made to holders of the Series A or Series C preferred shares. In addition, upon Capital Crossing Preferred’s liquidation, dissolution or winding up, if it does not have sufficient funds to pay the full liquidation amount to the holders of the Series A and Series C preferred shares, such holders may receive less than the $10.00 per share liquidation amount.

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

•                                          payment of dividends on the Series A and Series C preferred shares could also be subject to regulatory limitations if Capital Crossing becomes undercapitalized. Capital Crossing will be deemed undercapitalized if its total risk-based capital ratio is less than 8.0%, its Tier 1 risk-based capital ratio is less than 4.0% or its Tier 1 leverage ratio is less than 4.0%. At September 30, 2002, Capital Crossing had a total risk-based capital ratio of 14.83%, a Tier 1 risk-based capital ratio of 13.55% and a Tier 1 leverage ratio of 11.67%, which is sufficient for Capital Crossing to be considered well-capitalized. As part of its common stock repurchase program, Capital Crossing has also agreed with the FDIC to maintain, for so long as the repurchase program continues, its Tier 1 leverage ratio at least 8.00%. Capital Crossing Preferred makes no assurance that Capital Crossing will be well-capitalized under applicable regulations as of any future date. For purposes of calculating these capital ratios as a percentage of Capital Crossing’s risk-weighted assets, as opposed to its total assets, Capital Crossing’s assets are assigned to risk categories based on the relative credit risk of the asset in question. These risk weights consist of 0% for assets deemed least risky such as cash, claims backed by the full faith and credit of the U.S. government, and balances due from Federal Reserve banks; 20% for assets deemed slightly more risky such as portions of obligations conditionally guaranteed by the U.S. government or federal funds sold; 50% for assets deemed still more risky such as government issued–revenue bonds, one-to-four family residential first mortgage loans and well-collateralized multi–family residential first mortgage loans; and 100% for all other assets, including private sector loans such as commercial mortgage loans as well as bank-owned real estate.

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

Capital Crossing Preferred’s loans are concentrated in California and New England and adverse conditions in those markets could adversely affect its operations

Properties underlying Capital Crossing Preferred’s current mortgage assets are concentrated primarily in California and New England. As of September 30, 2002, approximately 44.6% of its mortgage assets were secured by properties located in California and 14.8% in New England. Adverse economic, political or business developments or natural hazards may affect these areas and the ability of property owners in these areas to make payments of principal and interest on the underlying mortgages. If either region experienced adverse economic, political or business conditions, Capital Crossing Preferred would likely experience higher rates of loss and delinquency on its mortgage loans than if its loans were more geographically diverse.

A substantial majority of Capital Crossing Preferred’s loans were originated by other parties whose level of due diligence may be different than Capital Crossing’s level of due diligence

At September 30, 2002, approximately 93.7% of Capital Crossing Preferred’s loan portfolio consisted of loans originated by third parties that were purchased by Capital Crossing and subsequently acquired by Capital Crossing Preferred from Capital Crossing. Because these loans were originated by third parties, Capital Crossing generally is not able to conduct the same level of due diligence on these loans that it would have conducted had it originated them. Generally, while Capital Crossing conducts an acquisition review, it relies on the underwriting standards of the parties originating the loans it acquires. The standards of these loan originators may be substantially different than those of Capital Crossing. These differences may include less rigorous appraisal requirements and debt service coverage ratios, and less rigorous analysis of property location and environmental factors, building condition and age, tenant quality, compliance with zoning regulations, any use restrictions, easements or right of ways that may impact the value and the borrower’s ability to manage the property. Other disadvantages of purchased loans versus originated loans may include the lack of current financial information, incomplete legal documentation and outdated appraisals.

More than half of Capital Crossing Preferred’s loan portfolio is made up of commercial mortgage loans which are riskier than other types of loans

Commercial mortgage loans constituted approximately 68.9% of the loans in Capital Crossing Preferred’s loan portfolio at September 30, 2002 and generally subject it to greater risks than other types of loans. Capital Crossing Preferred’s commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, tend to have shorter maturities than residential mortgage loans and may not be fully amortizing, meaning that they have a principal balance or “balloon” payment due on maturity. The commercial real estate properties underlying Capital Crossing Preferred’s commercial mortgage loans also tend to be unique and are more difficult to value than residential real estate properties. They are also subject to relatively greater environmental risks than other types of loans and to the corresponding burdens and costs of compliance with environmental laws and regulations. Because of these risks related to Capital Crossing Preferred’s commercial mortgage loans, Capital Crossing Preferred may experience higher rates of default on its mortgage loans than it would if its loan portfolio was more diversified and included a greater number of residential and other mortgage loans.

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

Capital Crossing Preferred could be held responsible for environmental liabilities of properties it acquires through foreclosure

If Capital Crossing Preferred is forced to foreclose on a defaulted mortgage loan to recover its investment it may be subject to environmental liabilities related to the underlying real property. Approximately 68.9% of the loans in Capital Crossing Preferred’s portfolio at September 30, 2002 were commercial mortgage loans, which generally are subject to relatively greater environmental risks than other types of loans. Hazardous substances or wastes, contaminants, pollutants or sources thereof may be discovered on properties during Capital Crossing Preferred’s ownership or after a sale to a third party. The amount of environmental liability could exceed the value of the real property. There can be no assurance that Capital Crossing Preferred would not be fully liable for the entire cost of any removal and clean-up on an acquired property, that the cost of removal and clean-up would not exceed the value of the property or that Capital Crossing Preferred could recoup any of the costs from any third party. In addition, Capital Crossing Preferred may find it difficult or impossible to sell the property prior to or following any such remediation.

Capital Crossing Preferred is dependent in virtually every phase of its operations on the diligence and skill of the management of Capital Crossing

Capital Crossing, which holds all of Capital Crossing Preferred’s common stock, is involved in virtually every aspect of Capital Crossing Preferred’s existence.  Capital Crossing Preferred has five officers and no other employees and does not have any independent corporate infrastructure.  Capital Crossing Preferred does not have any employees because it has retained Capital Crossing to perform all necessary functions pursuant to the advisory agreement and the master service agreement.  All of Capital Crossing Preferred’s officers are also officers of Capital Crossing.  Under an advisory agreement between Capital Crossing Preferred and Capital Crossing, Capital Crossing administers day-to-day activities, including monitoring of Capital Crossing Preferred’s credit quality and advising it with respect to the acquisition, management, financing and disposition of mortgage assets and its operations generally.  Under a master service agreement between Capital Crossing Preferred and Capital Crossing, Capital Crossing services Capital Crossing Preferred’s loan portfolio.  The advisory agreement has an initial term of five years with an automatic renewal feature and the master service agreement has a one-year term with an automatic renewal feature.  Both the master service agreement and the advisory agreement are subject to earlier termination upon provision of 30 days and 90 days notice, respectively.  Capital Crossing may subcontract all or a portion of its obligations under the advisory agreement to its affiliates or, with the approval of a majority of the Board of Directors as well as a majority of the independent directors, subcontract its obligations under the advisory agreement to unrelated third parties.  Capital Crossing will not, in connection with the subcontracting of any of its obligations under the advisory agreement, be discharged or relieved from its obligations under the advisory agreement.  The loss of the services of Capital Crossing, or the inability of Capital Crossing to effectively provide such services whether as a result of the loss of key members of Capital Crossing’s management, early termination of the agreements or otherwise, and Capital Crossing Preferred’s inability to replace such services on favorable terms, or at all, could adversely affect Capital Crossing Preferred’s ability to conduct its operations.

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

The terms of Capital Crossing Preferred’s guarantee of obligations of Capital Crossing.  Capital Crossing Preferred has guaranteed all of the obligations of Capital Crossing under advances Capital Crossing may receive from time to time from the FHLBB, and has agreed to pledge a significant amount of it’s assets in connection with those advances. The assets Capital Crossing Preferred pledges to the FHLBB will vary from time to time; however, the potential exists for Capital Crossing Preferred to pledge all of its assets to the FHLBB to secure advances to Capital Crossing. In addition, Capital Crossing has pledged to the FHLBB all of the shares of Capital Crossing Preferred’s capital stock it owns as collateral for its FHLBB borrowings. Under the terms of the pledge, if Capital Crossing becomes undercapitalized the FHLBB may require Capital Crossing to dissolve Capital Crossing Preferred such that the assets of Capital Crossing Preferred are distributed to Capital Crossing. In this circumstance the holders of Series A and Series C Preferred shares would receive their liquidation preference only to the extent there are available assets of Capital Crossing Preferred following satisfaction of its outstanding obligations, including its guarantee of Capital Crossing’s FHLBB borrowings. At September 30, 2002, approximately $45.9 million, or 13.2%, of Capital Crossing Preferred assets have been pledged to and accepted by the FHLBB to secure advances to Capital Crossing. Capital Crossing has also agreed with the FHLBB that it will not request or accept advances from the FHLBB in excess of Capital Crossing Preferred’s total stockholders equity, less the stockholders equity attributable to the Series A and Series C preferred shares. As of September 30, 2002, this restriction would limit Capital Crossing’s ability to receive advances in excess of approximately $314.9 million. As of September 30, 2002, Capital Crossing had $129.0 million in outstanding FHLBB borrowings. The guarantee and pledge were approved by Capital Crossing Preferred’s independent directors, subject to certain requirements and limitations, including the requirement that Capital Crossing pay Capital Crossing Preferred a guarantee fee. Any default by Capital Crossing on its obligations which would require Capital Crossing Preferred to satisfy its guarantee could adversely affect its business and its ability to make timely payments of dividends.

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

Capital Crossing Preferred may pay more than fair market value for mortgages it purchases from Capital Crossing because it does not engage in arm’s-length negotiations with Capital Crossing

Capital Crossing Preferred acquires mortgage assets from Capital Crossing under a master mortgage loan purchase agreement between it and Capital Crossing, at an amount equal to Capital Crossing’s net carrying value for those mortgage assets. Because Capital Crossing is an affiliate of Capital Crossing Preferred’s, Capital Crossing Preferred does not engage in any arm’s-length negotiations regarding the consideration to be paid. Accordingly, if Capital Crossing’s net carrying value exceeds the fair market value of the mortgage assets, Capital Crossing Preferred would pay Capital Crossing more than the fair market value for those mortgaged assets.

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

Capital Crossing Preferred’s methods for evaluating interest rate risk include an analysis of its interest-earning assets maturing or repricing within a given time period. Since Capital Crossing Preferred has no interest–bearing liabilities, a period of rising interest rates would tend to result in an increase in net interest income. A period of falling interest rates would tend to adversely affect net interest income.

The following table sets forth Capital Crossing Preferred’s interest-rate-sensitive assets categorized by repricing dates and weighted average yields at September 30, 2002. For fixed rate instruments, the repricing date is the maturity date. For adjustable-rate instruments, the repricing date is deemed to be the earliest possible interest rate adjustment date. Assets that are subject to immediate repricing are placed in the overnight column.

	Overnight	Within One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	Over Five Years	Total
	(dollars in thousands)

Interest-bearing deposits	$88,142	$100	$—	$—	$—	$—	$—	$88,242
Average interest rate	3.30%	2.13%
Fixed-rate loans(1)	—	59,510	29,070	19,093	13,557	9,988	27,270	158,488
Average interest rate		8.57%	8.09%	7.79%	7.71%	7.65%	7.35%
Adjustable-rate loans(1)	30,416	70,334	6,946	523	—	—	—	108,219
Average interest rate	7.41%	6.97%	8.79%	8.84%

Total rate-sensitive assets	$118,558	$129,944	$36,016	$19,616	$13,557	$9,988	$27,270	$354,949

(1)                                  Loans are presented at net amounts before deducting the allowance for loan losses and exclude non-performing loans.

Based on Capital Crossing Preferred’s experience, management applies the assumption that, on average, approximately 20% of the outstanding fixed and adjustable rate loans will prepay annually.

At September 30, 2002, the fair value of net loans was $261,946,000 as compared to the net carrying value of net loans of $258,290,000.  The fair value of interest-bearing deposits approximates carrying value.

Item 4.  Controls and Procedures

As required by new Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, within the 90-day period prior to the filing of this report and under the supervision and with the participation of management, including the President and Treasurer, Capital Crossing Preferred has evaluated the effectiveness of the design and operation of its disclosure controls and procedures.  Based upon such evaluation, the President and Treasurer have concluded that such disclosure controls and procedures are effective in ensuring that material information relating to Capital Crossing Preferred is made known to the certifying officers by others within Capital Crossing Preferred during the period covered by this report.  There were no significant changes in Capital Crossing Preferred’s internal controls for financial reporting or in other factors that could significantly affect such internal controls subsequent to the date of such evaluation.  In connection with the new rules, Capital Crossing Preferred currently is in the process of further reviewing and documenting its disclosure controls and procedures, including its internal accounting controls, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that its systems evolve with its business.

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

Item 4.  Submission of Matters to a Vote of Security Holders

                On August 14, 2002, Capital Crossing, as the holder of 100 shares of Capital Crossing Preferred's voting common stock comprising all of the issued and outstanding voting common stock), executed a Written Consent of the Sole Common Stockholder unanimously approving the following resolutions as of June 3, 2002,  (i) setting the number of directors of Capital Crossing Preferred at six; and (ii) electing the following persons to serve as directors of Capital Crossing Preferred until the next annual meeting of the stockholders and until their successors are elected and qualify to so serve:  Nicholas W. Lazares, Richard Wayne, Edward F. Mehm, Jeffrey P. Ross, Michael J. Fox and Douglas Shaw.  Mr. Fox resigned as a director of Capital Crossing Preferred as of August 1, 2002.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits.

99.1                           Certification pursuant to Section 906 of the Sarbanes-Oxley Act of  2002 signed by Richard Wayne, President (Chief Executive Officer).

99.2                           Certification pursuant to Section 906 of the Sarbanes-Oxley Act of  2002 signed by Edward F. Mehm, Treasurer (Principal Financial Officer).

(b)                                 Reports on Form 8-K.

No reports on Form 8-K were filed in the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2002	By: /s/ Richard Wayne
Richard Wayne
President (Principal Executive Officer)

Date: November 8, 2002	By: /s/ Edward F. Mehm
Edward F. Mehm
Treasurer (Principal Financial Officer)

CERTIFICATIONS

I, Richard Wayne, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Capital Crossing Preferred Corporation;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	By: /s/ Richard Wayne
Richard Wayne
President (Principal Executive Officer)

I, Edward F. Mehm, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Capital Crossing Preferred Corporation;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	By: /s/ Edward F. Mehm
Edward F. Mehm
Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Name
99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Richard Wayne, President (Chief Executive Officer).
99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Edward F. Mehm, Treasurer (Principal Financial Officer).