Form 10-K
period 2002-12-31
CAPITAL CROSSING PREFERRED CORP
filed 2003-03-28
CIK 1072806

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2002
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
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes / /  No /x/

        The number of shares outstanding of the registrant's sole class of common stock was 100 shares, $.01 par value per share, as of March 6, 2003. No common stock was held by non-affiliates of the registrant.

PART I

Item 1. Business

        This Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Capital Crossing Preferred Corporation ("Capital Crossing Preferred") may also make written or oral forward-looking statements in other documents filed with the Securities and Exchange Commission ("SEC"), in press releases and other written materials, and in oral statements made by officers or directors. Forward-looking statements can be identified by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume," "will," "should," and other expressions which predict or indicate future events and trends and which do not relate to historical matters. Forward-looking statements should not be unduly relied upon because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of Capital Crossing Preferred. These risks, uncertainties and other factors may cause the actual results, performance or achievements of Capital Crossing Preferred to be materially different from the anticipated future results, performance or achievements that are expressed or implied by the forward-looking statements.

        Capital Crossing Preferred's actual results could differ materially from those projected in the forward-looking statements as a result, among other factors, or the factors discussed in the section entitled "Risk Factors and Factors Affecting Future Operating Results" of this Form 10-K.

        All of these factors should be carefully reviewed, and the reader of Annual Report on Form 10-K should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and Capital Crossing Preferred does not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

General

        Capital Crossing Preferred Corporation, formerly Atlantic Preferred Capital Corporation, is a Massachusetts corporation incorporated on March 20, 1998. Capital Crossing Bank ("Capital Crossing"), formerly Atlantic Bank and Trust Company, organized Capital Crossing Preferred to acquire and hold real estate mortgage assets in a cost-effective manner and to provide Capital Crossing with an additional means of raising capital for federal and state regulatory purposes. Capital Crossing owns all of the outstanding common stock of Capital Crossing Preferred. Capital Crossing Preferred operates in a manner intended to allow it to be taxed as a real estate investment trust, or a "REIT", under the Internal Revenue Code of 1986, as amended. As a REIT, Capital Crossing Preferred generally will not be required to pay federal income tax if it distributes its earnings to its stockholders and continues to meet a number of other requirements.

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

        Capital Crossing Preferred's principal business objective is to acquire and hold mortgage assets that will generate net income for distribution to stockholders. All of the mortgage assets in Capital Crossing Preferred's loan portfolio at December 31, 2002 were acquired from Capital Crossing and it is anticipated that substantially all additional mortgage assets will be acquired from Capital Crossing. As of December 31, 2002, Capital Crossing Preferred held loans acquired from Capital Crossing with gross outstanding principal balances of $277.5 million. Capital Crossing Preferred's loan portfolio at December 31, 2002 consisted primarily of mortgage assets secured by commercial and multi-family properties.

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

  (2)
  servicing of mortgage assets, particularly with respect to mortgage assets that become classified or placed on non-performing status;

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

Capital Crossing Bank

        Capital Crossing was organized as a Massachusetts-chartered trust company in December 1987, and commenced operations in February 1988. Capital Crossing operates as a commercial bank primarily focused on purchasing commercial real estate, multi-family and one-to-four family residential real estate loans, secured commercial loans and leases that finance the business activities of individuals and small companies. To the extent authorized by law, Capital Crossing's deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC"). Capital Crossing conducts business from its executive and main office in downtown Boston, Massachusetts, and a branch in Chestnut Hill, Massachusetts, through its website at www.capitalcrossing.com and through its leasing subsidiary in Moberly, Missouri. At December 31, 2002, Capital Crossing had total assets of $933.1 million, deposits of $678.0 million and stockholders' equity of $80.0 million. At December 31, 2002, under the regulatory capital ratios developed and monitored by the federal bank regulatory agencies and applicable to banks, Capital Crossing's capital was sufficient to enable it to be qualified as "well capitalized." On October 25, 2002, Capital Crossing executed a Purchase and Assumption Agreement ("Agreement") between Capital Crossing and Century Bank and Trust Company ("Century"), pursuant to which Century will acquire Capital Crossing's branch office, and related deposits, in Chestnut Hill, Massachusetts and substantially all of Capital Crossing's retail deposits in its main office at 101 Summer Street, Boston, Massachusetts. The branch sale is expected to close in March of 2003.

        Capital Crossing currently focuses on purchasing and originating loans and leases through the following principal business lines:

  •
  Loan Purchasing. Capital Crossing's loan purchasing business consists of purchasing loans primarily at a discount from their outstanding principal balances. These loans are primarily secured by commercial real estate, multi-family and one-to-four family residential real estate and other business assets and are purchased from sellers in the financial services industry or government agencies.

  •
  Lease Financing. Capital Crossing's lease financing business consists of leasing small-ticket business equipment to small businesses and individuals through its subsidiary, Dolphin Capital Corp. ("Dolphin Capital"). The leased equipment is principally water purification systems and technology equipment such as copiers and computers.

  •
  Lease Purchasing. During 2002, Capital Crossing complemented its loan purchasing business by purchasing pools of leases through Dolphin Capital. The leased equipment includes dental equipment, laundry equipment, vehicles, restaurant equipment and various other types of equipment.

        Capital Crossing funds its business primarily with certificates of deposit, money market accounts and borrowed funds. Capital Crossing has historically employed a wholesale funding strategy of offering competitively-priced deposit products and generally has not attracted deposits through traditional branch offices. Capital Crossing is able to offer competitive rates on its deposit products as a result of its limited branch operating strategy and focus on higher-yielding assets. Capital Crossing also relies significantly on brokered certificates of deposit and advances from the Federal Home Loan Bank of Boston ("FHLBB").

        In connection with the Agreement, Century will acquire substantially all of Capital Crossing's retail deposits. It is anticipated that these deposits will be replaced with brokered certificates of deposit and other wholesale funding sources and that Capital Crossing will become increasingly dependent on brokered certificates of deposit and other wholesale funding sources in the future.

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

Acquisition of Loan Portfolio

        Pursuant to the terms of the master mortgage loan purchase agreement, Capital Crossing delivers or causes to be delivered to Capital Crossing Preferred the mortgage note with respect to each mortgage asset (together with all amendments and modifications thereto) endorsed to the order of Capital Crossing Preferred, the original or certified copy of the mortgage (together with all amendments and modifications thereto) with evidence of recording indicated thereon, if available, and an original or certified copy of an assignment of the mortgage in recordable form. Such documents are initially held by Capital Crossing, acting as custodian for Capital Crossing Preferred pursuant to the terms of the master service agreement.

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

        From time to time, mortgage assets may be returned to Capital Crossing in the form of dividends or returns of capital. This will generally be done to allow Capital Crossing to increase its borrowing capacity with the FHLBB. Specifically, the FHLBB will advance Capital Crossing a higher percentage of the outstanding balances of loans if the loans are owned directly by Capital Crossing than it would if the loans were owned by Capital Crossing Preferred. Capital Crossing will consider the amounts of such returns when assessing the adequacy of the size and composition of Capital Crossing Preferred's loan portfolio and may, from time to time, contribute additional mortgage assets to Capital Crossing Preferred. Capital Crossing will seek to ensure that the mortgage assets it contributes to Capital Crossing Preferred are generally of similar quality and characteristics as those returned to it.

Management Policies and Programs

        In administering Capital Crossing Preferred's mortgage assets, Capital Crossing has a high degree of autonomy. Capital Crossing Preferred's Board of Directors, however, has adopted certain policies to guide the acquisition and disposition of assets, use of capital and leverage, credit risk management and certain other activities. These policies, which are discussed below, may be amended or revised from time to time at the discretion of Capital Crossing Preferred's Board of Directors without a vote of Capital Crossing Preferred's stockholders, including Series A preferred shares and Series C preferred shares.

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

        Prior to foreclosure of any mortgage loan acquired by Capital Crossing Preferred from Capital Crossing, Capital Crossing Preferred and Capital Crossing currently intends to sell the loan back to Capital Crossing at fair value less estimated selling costs of the property.

        Capital and Leverage Policies.    To the extent that the Board of Directors determines that additional funding is required, Capital Crossing Preferred may raise such funds through additional equity offerings, debt financing or retention of cash flow (after consideration of provisions of the Internal Revenue Code requiring the distribution by a REIT of not less than 90% of its REIT taxable income and taking into account taxes that would be imposed on undistributed taxable income), or a combination of these methods.

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

        Capital Crossing Preferred has guaranteed certain obligations of Capital Crossing and has agreed to pledge a significant amount of its assets in connection with advances Capital Crossing may receive from time to time from the FHLBB. The assets Capital Crossing Preferred pledges to the FHLBB will vary from time to time, however the potential exists for it to pledge all of its assets to the FHLBB to secure advances to Capital Crossing. At December 31, 2002, it has pledged approximately $40.6 million, or 12.2%, of its assets to secure the advances to Capital Crossing. The FHLBB advances will be used by Capital Crossing primarily for the purchase of mortgage assets and to assist in managing Capital Crossing's interest rate risk exposure. The assets purchased using FHLBB advances generally would be available for contribution to or purchase by Capital Crossing Preferred, based upon the asset quality of the assets, and whether the assets were qualified to be held by REITs. The guarantee and pledge were approved by Capital Crossing Preferred's independent directors, subject to certain requirements and limitations, including the requirement that Capital Crossing pay Capital Crossing Preferred a guarantee fee. Capital Crossing Preferred's guarantee obligations under this arrangement are limited by applicable laws pertaining to fraudulent conveyance and fraudulent transfer. Capital Crossing has also agreed that it will not request or accept advances from the FHLBB in excess of Capital Crossing's total stockholders equity, less the stockholders equity attributable to the Series A and Series C preferred shares. As of December 31, 2002, this restriction would limit Capital Crossing's ability to receive advances in excess of $299.0 million. At December 31, 2002, Capital Crossing had term borrowing capacity of $139.0 million, of which $129.0 million was outstanding from the FHLBB. Further increases in borrowings are dependent upon the qualification of additional assets as collateral and other factors as may be determined by the FHLBB.

        Capital Crossing Preferred may also issue additional series of preferred stock. However, it may not issue additional shares of preferred stock ranking senior to the Series A or Series C preferred shares without consent of holders of at least two-thirds of the outstanding preferred shares. Although the charter does not prohibit or otherwise restrict Capital Crossing or its affiliates from holding and voting shares of Series A or Series C preferred stock, to our knowledge the amount of shares of Series A or Series C preferred stock held by Capital Crossing or its affiliates is insignificant (less than 1%). Similarly, Capital Crossing Preferred may not issue additional shares of preferred stock ranking on parity with the Series A or Series C preferred shares without the approval of a majority of its independent directors. Capital Crossing Preferred does not currently intend to issue any additional series of preferred stock. Prior to any future issuance of additional shares of preferred stock, it will take into consideration Capital Crossing's regulatory capital requirements and the cost of raising and maintaining that capital at the time.

        Conflicts of Interest Policies.    Because of the nature of Capital Crossing Preferred's relationship with Capital Crossing and its affiliates, conflicts of interest have arisen and may arise with respect to certain transactions, including without limitation, Capital Crossing Preferred's acquisition of mortgage assets from, or return of mortgage assets to Capital Crossing, or disposition of mortgage assets or foreclosed property to, Capital Crossing or its affiliates and the modification of the master service agreement. It is Capital Crossing Preferred's policy that the terms of any financial dealings with Capital Crossing and its affiliates will be consistent with those available from third parties in the mortgage lending industry. In addition, Capital Crossing Preferred's Board of Directors consist of three independent directors and has established an audit committee of the Board of Directors which is comprised of the independent directors. Among other functions, the audit committee will review transactions between Capital Crossing Preferred and Capital Crossing and its affiliates. Under the terms of the advisory agreement, Capital Crossing may not subcontract its duties under the advisory agreement to an unaffiliated third party without the approval of Capital Crossing Preferred's Board of Directors, including the approval of a majority of its independent directors. Furthermore, under the terms of the advisory agreement, Capital Crossing provides advice and recommendations with respect to all aspects of Capital Crossing Preferred's business and operations, subject to the control and discretion of Capital Crossing Preferred's Board of Directors.

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

        The following table sets forth information regarding the composition of the loan portfolio at the dates indicated:

	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Mortgage loans on real estate:
Commercial real estate	$191,567	$106,291	$98,842	$98,748	$99,695
Multi-family residential	77,598	55,868	72,520	42,677	49,854
One-to-four family residential	2,529	3,073	6,268	8,415	12,339
Land	5,821	1,214	587	820	1,458

	277,515	166,446	178,217	150,660	163,346
Secured commercial	—	—	209	232	251
Other	—	—	29	29	250

Total loans, gross	277,515	166,446	178,455	150,921	163,847
Less:
Non-amortizing discount (1)	(8,158)	(6,062)	(6,704)	(7,318)	(10,737)
Amortizing discount	(23,926)	(8,257)	(5,262)	(5,544)	(6,537)
Net deferred loan fees	(112)	(92)	(82)	(41)	(76)
Allowance for loan losses	(7,354)	(4,659)	(3,795)	(2,855)	(1,337)

Loans, net	$237,965	$147,376	$162,612	$135,163	$145,160

(1)
Non-amortizing discount is an allocation of the total discount on purchased loans accounted for on the cost recovery method until it is determined that the amount and timing of collections are reasonably estimable and collection is probable.

        The following table sets forth certain information regarding the geographic location of properties securing the mortgage loans in the loan portfolio at December 31, 2002:

Location	Number of Loans	Principal Balance	Percentage of Total Principal Balance
	(in thousands)
California	371	$121,250	43.69%
New York	26	21,488	7.74
Florida	34	19,115	6.89
Massachusetts	57	18,343	6.61
Connecticut	64	10,767	3.88
Texas	20	8,855	3.19
Iowa	8	7,785	2.81
New Hampshire	42	5,754	2.07
Nevada	5	5,733	2.07
All others	163	58,425	21.05

	790	$277,515	100.00%

        The following tables set forth information regarding maturity, contractual interest rate and principal balance of all loans in the loan portfolio at December 31, 2002:

Period until maturity	Number of Loans	Principal Balance	Percentage of Total Principal Balance
	(in thousands)
Six months or less	62	$21,843	7.87%
Greater than six months to one year	39	16,959	6.11
Greater than one year to three years	84	29,087	10.48
Greater than three years to five years	108	14,526	5.23
Greater than five years to ten years	121	38,480	13.87
Greater than ten years	376	156,620	56.44

	790	$277,515	100.00%

Contractual Interest Rate at December 31, 2002	Number of Loans	Principal Balance	Percentage of Total Principal Balance
	(in thousands)
Less than 5.00%	280	$121,855	43.91%
5.00 to 5.49	74	24,915	8.98
5.50 to 5.99	54	14,616	5.27
6.00 to 6.49	34	6,960	2.51
6.50 to 6.99	27	8,511	3.07
7.00 to 7.49	47	25,137	9.06
7.50 to 7.99	63	14,963	5.39
8.00 to 8.49	38	16,501	5.95
8.50 to 8.99	33	11,472	4.13
9.00 to 9.49	31	7,173	2.58
9.50 to 9.99	45	5,512	1.99
10.00 to 10.49	20	7,589	2.73
10.50 to 10.99	20	6,560	2.36
11.00% and above	24	5,751	2.07

	790	$277,515	100.00%

Principal Balance	Number of Loans	Principal Balance	Percentage of Total Principal Balance
	(in thousands)
$50,000 and less	169	$4,661	1.68%
Greater than $50,000 to $100,000	123	9,125	3.29
Greater than $100,000 to $250,000	192	31,640	11.40
Greater than $250,000 to $500,000	156	55,578	20.03
Greater than $500,000 to $1,000,000	82	55,834	20.12
Greater than $1,000,000 to $2,000,000	50	64,883	23.38
Greater than $2,000,000 to $3,000,000	12	30,234	10.89
Greater than $3,000,000 to $4,000,000	2	7,425	2.68
Greater than $4,000,000 to $5,000,000	4	18,135	6.53

	790	$277,515	100.00%

        A substantial portion of the loan portfolio consists of loans which were purchased by Capital Crossing from third parties. These loans generally are secured by commercial real estate, multi-family residential real estate, one-to-four family residential real estate or land located throughout the United States. These loans generally were purchased at discounts from their then outstanding principal balances and have been purchased from sellers in the financial services industry or government agencies. Capital Crossing does not utilize any specific threshold underwriting criteria in evaluating individual loans or pools of loans for purchase, but rather evaluates each individual loan, if it is purchasing an individual loan, or pool of loans, if it is purchasing a pool of loans, on a case by case basis in making a purchase decision as described in more detail below.

        Prior to acquiring a loan or portfolio of loans, Capital Crossing's in-house loan acquisition group conducts a comprehensive review and evaluation of the loan or loans to be acquired in accordance with its credit policy for purchased loans. This review includes an analysis of information provided by the seller, including credit and collateral files, a review and valuation of the underlying collateral and a review, where applicable, of the adequacy of the income generated by the property to service the loan. Capital Crossing's in-house loan acquisition group includes credit analysts, real estate appraisers, an environmental department and legal counsel.

        The fair value of the collateral is determined by Capital Crossing's in-house appraisal group which considers, among other factors, the type of property, its condition and location and its highest and best use. In many cases, real estate brokers and/or appraisers with specific knowledge of the local real estate market are also consulted. For larger loans, members of Capital Crossing's in-house loan acquisition group typically visit the collateral, conduct a site inspection and conduct an internal rental analysis of similar commercial properties. Capital Crossing also analyzes the capacity of the cash flows generated by the collateral to service the loan. Capital Crossing requires that any loans in excess of $250,000 meet minimum debt service coverage ratio requirements, consisting of the ratio of net operating income to total principal and interest payments. New tax and title searches may also be obtained to verify the status of any prior liens on the collateral. Capital Crossing's in-house environmental specialists review available information with respect to each property to assess potential environmental risk.

        In order to determine the amount that Capital Crossing will bid to acquire loans, Capital Crossing considers, among other factors:

  •
  the collateral securing the loan;

  •
  the financial resources of the borrowers or guarantors, if any;

  •
  the recourse nature of the loan;

  •
  the age and performance of the loan;

  •
  the length of time during which the loan has performed in accordance with its repayment terms;

  •
  geographic location;

  •
  the yield expected to be earned; and

  •
  servicing restrictions, if any.

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

        Capital Crossing has a number of asset managers that are divided into management teams. Loans are assigned to asset managers based on their size and performance status. Additionally, beginning in 2001, Dolphin Capital employees began assisting in the servicing of smaller balance loans by making service calls when such loans become delinquent. In the event that a purchased loan becomes delinquent, or if it is delinquent at the time of purchase, Capital Crossing promptly initiates collection activities. If a delinquent loan becomes non-performing, Capital Crossing may pursue a number of alternatives with the goal of maximizing its overall return on each loan in a timely manner. During this period, Capital Crossing does not recognize interest income on such loans unless regular payments are being made. In instances when a loan is not returned to performing status, Capital Crossing often seeks resolution through either foreclosure and sale of the collateral, negotiating a discounted pay-off with borrowers, which may be accomplished through refinancing by the borrower with another lender, or restructuring the loan to a level that is supported by existing collateral and debt service capabilities.

        The following table sets forth certain information relating to the payment status of contractual balances of Capital Crossing Preferred's loan portfolio at the dates indicated:

	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Current	$273,774	$163,060	$178,109	$149,277	$156,459
Over thirty days to eighty-nine days past due	1,982	3,233	125	173	3,163
Ninety days or more past due	—	—	—	—	357

Total performing loans	275,756	166,293	178,234	149,450	159,979
Non-performing loans	1,759	153	221	1,471	3,868

Total loan portfolio	$277,515	$166,446	$178,455	$150,921	$163,847

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

Impaired Loans

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

Non-Performing Assets

        The performance of Capital Crossing Preferred's loan portfolio is evaluated regularly by management. Capital Crossing Preferred generally classifies a loan as non-performing when the collectibility of principal and interest is ninety days or more past due or the collection of principal and interest is not probable or estimable.

        The accrual of interest on loans and the accretion of discount is discontinued when loan payments are ninety days or more past due or the collectibility of principal and interest is not probable or estimable. Interest income previously accrued on such loans is reversed against current period interest income, and the loan is accounted for using either the cash basis or the cost recovery method whereby any amounts received are applied against the recorded amount of the loan. This determination is made on a case-by-case basis. Loans accounted for on the cost recovery method, in general, consist of non-performing loans.

        Loans are returned to accrual status when the loan is brought current in accordance with management's anticipated cash flows at the time of loan acquisition or origination.

        When Capital Crossing Preferred classifies problem assets, it may establish specific allowances for loan losses or specific non-amortizing discount allocations in amounts deemed prudent by management. When Capital Crossing Preferred identifies problem loans or a portion thereof, as a loss, it will charge-off such amounts or set aside specific allowances or non-amortizing discount equal to the total loss. All of Capital Crossing Preferred's loans are reviewed monthly to determine which loans are to be placed on non-performing status. In addition, Capital Crossing Preferred's determination as to the classification of its assets and the amount of its valuation allowances is reviewed by the Commissioner and the FDIC during their examinations of Capital Crossing, which may result in the establishment of additional general or specific loss allowances.

        The following table sets forth the amount of non-performing assets by category at the dates indicated:

	December 31,
	2002	2001	2000	1999	1998
	(dollars in thousands)
Non-performing loans:
Commercial real estate	$1,739	$—	$221	$1,471	$1,811
Multi-family real estate	20	153	—	—	2,057

	1,759	153	221	1,471	3,868
Less:
Amortizing discount (1)	(86)	—	(1)	(58)	—
Non-amortizing discount	(52)	—	—	(298)	—

Non-performing loans, net	1,621	153	220	1,115	3,868
Other real estate owned	—	—	—	434	—

Non-performing assets, net	$1,621	$153	$220	$1,549	$3,868

Non-performing loans, net, as a percent of loans, net of discount and deferred loan income	0.66%	0.10%	0.13%	0.81%	2.64%
Non-performing assets, net, as a percent of total assets	0.49	0.06	0.10	0.92	2.47

(1)
Prior to January 1, 1999, amortizing discount was accounted for on a static pool basis only rather than on an individual loan basis. Accordingly, at December 31, 1998, there was no allocation of amortizing discounts to impaired or non-performing loans.

Non-Amortizing Discount and Allowance for Loan Losses

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

        Included in net loans, at December 31, 2002 and 2001, are approximately $32.9 million and $22.2 million (of which $180,000 and $0 are non-performing), respectively, for which the net recorded investment represents the amortized cost of these loans, where at acquisition, the amounts of reasonably estimable and probable discounted future cash collections were less than the contractual balances owed. These loans were purchased at a price to yield a market rate of interest after considering the credit quality of the loans at acquisition and the aforementioned expected future cash collections. The excess of the contractual balances over the amount of reasonably estimable and probable discounted future cash collections represents the predominant portion of the $8.2 million and $6.1 million of non-amortizing discount at December 31, 2002 and 2001, respectively.

        The following table sets forth certain information relating to the activity in the non-amortizing discount for the years indicated:

	Year Ended December 31,
	2002	2001	2000	1999
	(in thousands)
Balance at beginning of year	$6,062	$6,704	$7,318	$10,737
Accretion	(2,007)	(2,523)	(614)	(2,048)
Transfers to amortizing portion upon improvements in cash flows	(194)	(112)	—	—
Additions in connection with loans acquired from Capital Crossing	8,131	2,764	1,022	10
Transfer to allowance for loan losses (1)	—	—	—	(860)
Net reductions related to resolutions and restructures	(1,139)	(587)	(734)	(521)
Non-amortizing discount relating to loans sold	(2,695)	(184)	(288)	—

Balance at end of year	$8,158	$6,062	$6,704	$7,318

(1)
Effective January 1, 1999, $860,000 was transferred from non-amortizing discount to the allowance for loan losses, representing general reserve allocations.

        Allowance for Loan Losses.    Capital Crossing Preferred maintains an allowance for probable loan losses that are inherent in its loan portfolio. The allowance for probable loan losses is increased or decreased by provisions or credits for loan losses included in earnings. Additionally, the allowance for loan losses is increased upon allocations of discounts on purchased loans and reduced by net loan charge-offs. Loans are charged-off when they are deemed to be uncollectible, or partially charged-off when a portion of a loan is deemed uncollectible. Recoveries are generally recorded only when cash payments are received. The loan loss allowance policy requires the maintenance of allowances sufficient to satisfy estimated probable losses arising from impaired real estate or other secured commercial loans.

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

        Additional factors influencing the calculation of the allowance for loan losses are particular concentrations within the portfolio, including the geographic concentration of loans in California, which accounted for approximately 43.7% of the portfolio at December 31, 2002, and concentrations of loans to individual borrowers.

        Capital Crossing Preferred's allowance for loan losses at December 31, 2002 was $7.4 million. The determination of this allowance requires the use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. In addition, regulatory agencies periodically review the adequacy of the allowance for loan losses and may require Capital Crossing Preferred to make additions to its allowance for loan losses. While management believes its estimates and assumptions are reasonable, there can be no assurance that they will be proven to be correct in the future. The actual amount of future provisions that may be required cannot be determined, and such provisions may exceed the amounts of past provisions. Management believes that the allowance for loan losses is adequate to absorb the known and inherent risks in Capital Crossing Preferred's loan portfolio at each date based on the facts known to management as of such date. Management continues to monitor and modify the allowances for general and specific loan losses as economic conditions dictate.

        The following table sets forth management's allocation of the allowance for loan losses by loan category and the percentage of the loans in each category to total loans in each category with respect to Capital Crossing Preferred's loan portfolio at the dates indicated:

	December 31,
	2002		2001		2000		1999		1998
	Allowance For Loan Losses	% of Gross Loans To Total	Allowance For Loan Losses	% of Gross Loans To Total	Allowance For Loan Losses	% of Gross Loans To Total	Allowance For Loan Losses	% of Gross Loans To Total	Allowance For Loan Losses	% of Gross Loans To Total
	(dollars in thousands)
Loan Categories:
Commercial real estate and land	$5,660	71.13%	$2,766	64.59%	$2,321	55.70%	$2,083	65.97%	$1,133	61.74%
Multi-family residential	1,662	27.96	1,788	33.56	1,372	40.64	665	28.28	76	30.43
One-to-four family residential	32.91		105	1.85	100	3.51	97	5.58	128	7.53
Other	—	—	—	—	2	0.15	10	0.17	—	0.30

Total	$7,354	100.00%	$4,659	100.00%	$3,795	100.00%	$2,855	100.00%	$1,337	100.00%

Servicing

        The loans are serviced by Capital Crossing pursuant to the terms of the master service agreement. Capital Crossing in its role as servicer under the terms of the master service agreement receives a fee equal to 0.20% per annum, payable monthly, on the gross average outstanding principal balance of loans serviced. For the years ended December 31, 2002, 2001 and 2000, Capital Crossing Preferred incurred $518,000, $345,000 and $381,000, respectively, in servicing fees payable to Capital Crossing.

        The master service agreement requires Capital Crossing to service the loan portfolio in a manner substantially the same as for similar work performed by Capital Crossing for transactions on its own behalf. Capital Crossing collects and remits principal and interest payments, maintains perfected collateral positions, submits and pursues insurance claims and initiates and supervises foreclosure proceedings on the loan portfolio it services. Capital Crossing also provides accounting and reporting services required by Capital Crossing Preferred for such loans. Capital Crossing Preferred may also direct Capital Crossing, at any time during the servicing process, to dispose of any loans which become classified, placed on non-performing status, or are renegotiated due to financial deterioration of the borrower. Capital Crossing is required to pay all expenses related to the performance of its duties under the master service agreement. Capital Crossing may institute foreclosure proceedings, exercise any power of sale contained in any mortgage or deed of trust, obtain a deed-in-lieu-of-foreclosure or otherwise acquire title to a mortgaged property underlying a mortgage loan by operation of law or otherwise in accordance with the terms of the master service agreement.

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

Advisory Services

        Capital Crossing Preferred has entered into an advisory agreement with Capital Crossing to administer the day-to-day operations of Capital Crossing Preferred. Capital Crossing is paid a monthly advisory fee equal to 0.05% per annum of the average gross outstanding balance of Capital Crossing Preferred's loans for the immediately preceding month, plus reimbursement for certain expenses incurred by Capital Crossing as advisor. For the years ended December 31, 2002, 2001 and 2000, Capital Crossing Preferred incurred $130,000, $86,000, and $95,000, respectively, in advisory fees payable to Capital Crossing. As advisor, Capital Crossing is responsible for:

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

PART II

Item 5. Market for Capital Crossing Preferred's Common Stock and Related Security Holder Matters

Common Stock

        In connection with its formation on March 20, 1998, Capital Crossing Preferred issued 100 shares of its common stock to Capital Crossing. These shares of common stock were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. There is no established public trading market for the common stock. As of March 6, 2003, there were 100 issued and outstanding shares of common stock, all of which were held by Capital Crossing.

        During 2002, 2001 and 2000, dividends of $23.5 million, $20.6 million, and $21.9 million were paid to the common stockholder.

Dividend Policy

        General.    Capital Crossing Preferred currently expects to pay an aggregate amount of dividends with respect to its outstanding shares of capital stock equal to substantially all of its REIT taxable income, excluding capital gains. In order to remain qualified as a REIT, Capital Crossing Preferred must distribute annually at least 90% of its REIT taxable income, excluding capital gains, to stockholders. Capital Crossing Preferred anticipates that none of the dividends on the preferred shares will constitute non-taxable returns of capital.

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

        The FDIC's prompt corrective action regulations prohibit entities such as Capital Crossing from making "capital distributions," which include a transaction that the FDIC determines, by order or regulation, to be "in substance a distribution of capital," unless the institution is at least adequately capitalized after the distribution. There can be no assurances that the FDIC would not seek to restrict Capital Crossing Preferred's payment of dividends on the Series A and Series C preferred shares under these regulations if Capital Crossing were to fail to maintain a status of at least adequately capitalized. Currently, an institution is considered adequately capitalized if it has a Total Risk-based capital ratio of at least 8.0%, a Tier 1 Risk-based capital ratio of at least 4.0% and a Tier 1 Leverage ratio of at least 4.0. At December 31, 2002, Capital Crossing's Total Risk-based capital ratio was 13.80%, Tier 1 Risk-based capital ratio was 12.52% and Tier 1 Leverage ratio was 11.22%, which is sufficient for Capital Crossing to be considered well-capitalized. As part of its common stock repurchase program, Capital Crossing has agreed with the FDIC to maintain, for so long as the repurchase program continues, its Tier 1 Leverage ratio at least 8.0% and that it remains well-capitalized.

        In addition, the automatic exchange may take place under circumstances in which Capital Crossing will be considered less than adequately capitalized for purposes of the FDIC's prompt corrective action regulations. Thus, at the time of the automatic exchange, Capital Crossing would likely be prohibited from paying dividends on the preferred shares of Capital Crossing. Further, Capital Crossing's ability to pay dividends on the preferred shares of Capital Crossing following the automatic exchange also would be subject to various restrictions under FDIC regulations and a resolution of Capital Crossing's Board of Directors. If the Capital Crossing did pay dividends on the preferred shares of Capital Crossing, such dividends would be paid out of its capital surplus.

        Under certain circumstances, including a determination that Capital Crossing's relationship with us results in an unsafe and unsound banking practice, federal and state regulatory authorities will have additional authority to restrict our ability to make dividend payments to our stockholders.

Item 6. Selected Financial Data

					As of and for the Period from March 31, 1998 through December 31, 1998
	As of and for the Year Ended December 31,
	2002	2001	2000	1999
	(dollars in thousands)
Financial condition data (Year end):
Total assets	$331,994	$236,365	$219,183	$168,873	$156,742
Loans, gross	277,515	166,446	178,455	150,921	163,847
Total discount (1)	(32,084)	(14,319)	(11,966)	(12,862)	(17,274)
Allowance for loan losses (1)	(7,354)	(4,659)	(3,795)	(2,855)	(1,337)
Deferred loan fees	(112)	(92)	(82)	(41)	(76)

Loans, net	237,965	147,376	162,612	135,163	145,160

Cash and cash equivalents	92,710	87,989	55,312	32,333	10,580
Stockholders' equity	331,559	235,948	218,907	168,667	156,318
Non-performing loans, net (1)	1,621	153	220	1,115	3,868
Other real estate owned, net	—	—	—	434	—
Operations data (Period):
Interest income	$25,461	$23,598	$22,762	$19,987	$13,412
Credit for loan losses	1,500	—	—	—	—
Other income	2,512	236	163	—	—
Operating expenses	(753)	(498)	(343)	(127)	(297)

Net income	28,720	23,336	22,582	19,860	13,115
Preferred stock dividends	(3,342)	(2,562)	(1,459)	(1,338)	(60)

Net income available to common shareholder	$25,378	$20,774	$21,123	$18,522	$13,055

Ratio of earnings to fixed charges and preferred stock dividends	8.59X	9.11X	15.48X	14.84X	218.58X
Selected other information:
Non-performing assets, net, as a percent of total assets	0.49%	0.06%	0.10%	0.92%	2.47%
Non-performing loans, net, as a percentage of loans, net of discount and deferred loan income	0.66	0.10	0.13	0.81	2.64
Total discount as a percent of gross loans	11.56	8.60	6.71	8.52	10.54
Allowance for loan losses as a percent of total loans, net of discount and deferred loan fees	3.00	3.06	2.28	2.07	0.91
Allowance for loan losses as a percent of non-performing loans, net	453.67	3,045.10	1,725.00	256.05	34.57

(1)
Effective January 1, 1999, $860,000 was transferred from non-amortizing discount to the allowance for loan losses, representing general reserve allocations. See Note 1 to the Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

        In December 2001, the SEC requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While Capital Crossing Preferred's significant accounting policies are more fully described in Note 1 to the Financial Statements, management believes the following accounting policies to be most critical in their potential effect on Capital Crossing Preferred's financial position or results of operations:

        Allowance for Loan Losses.    Arriving at an appropriate level of allowance for loan losses requires a high degree of judgment. Capital Crossing Preferred maintains an allowance for probable loan losses that are inherent in its loan portfolio. The initial allowance for loan losses was transferred from Capital Crossing at the time of the initial transfer of loans to Capital Crossing Preferred and additional transfers are made in connection with each transfer of loans from Capital Crossing. Subsequent to the date of transfer, the allowance for loan losses will be increased or decreased through a provision or credit for loan losses included in earnings. Additionally, the allowance for loan losses is increased upon allocation of purchase discount upon acquisition of loans. Loan losses are charged against the allowance when management believes the loan balance, or a portion thereof, is uncollectible. Subsequent recoveries, if any, are credited to the allowance when cash payments are received.

        Management makes significant judgments in determining the adequacy of the allowance for loan losses. Management initially considers the loan loss allowances specifically allocated to individual impaired loans. Next, management considers the level of general loan loss allowances deemed appropriate for the balance of the portfolio. Factors considered include known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, historical loss ranges, the estimated value of any underlying collateral and prevailing economic conditions. An additional allowance for loan losses is maintained based on a judgmental process whereby management considers qualitative and quantitative assessments of other factors including regional credit concentration, industry concentration, results of regulatory examinations, historical loss ranges, portfolio composition, economic conditions such as interest rates and energy costs and other changes in the portfolio. The allowance for loan losses is management's estimate of the probable loan losses incurred as of the balance sheet date. There can be no assurance that Capital Crossing Preferred's actual losses with respect to loans will not exceed its allowance for loan losses.

        Discounts on Acquired Loans.    At the time of acquisition of purchased pools of loans, the excess of the contractual balances over the amount of reasonably estimable and probable discounted future cash collections for each loan is recorded as non-amortizing discount. The remaining discount, which represented the excess of the amount of reasonably estimable and probable discounted future cash collections over the acquisition amount is accreted into interest income using the interest method over the term of the loans and is not accreted on non-performing loans. There is a high degree of judgment involved in estimating the amount of future cash flows. The amount and timing of actual cash flows could differ materially from management's estimates, which could materially affect financial condition and results of operations.

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

        Changes in interest rates also can affect the value of Capital Crossing Preferred's loans and other interest-earning assets and its ability to realize gains on the resolution of assets. A significant portion of Capital Crossing Preferred's earnings results from accelerated interest income resulting from loan prepayments. This type of income can vary significantly from quarter to quarter and year to year based on a number of different factors, including the interest rate environment. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on Capital Crossing Preferred's loans may lead to a reduction of discount accreted into income, which could have a material adverse effect on its results of operations.

Results of Operations

Years Ended December 31, 2002, 2001 and 2000

        Net income available to common shareholder increased $4.6 million, or 22.2%, to $25.4 million in 2002 compared to $20.8 million in 2001 and decreased $349,000, or 1.7%, for 2001 compared to $21.1 million for 2000. The increase from 2001 to 2002 is primarily the result of an increase in gains on sales of loans, a credit for loan losses and an increase in interest income. The decrease from 2000 to 2001 is the result of an increase in preferred stock dividends partially offset by an increase in interest income.

        The yields on Capital Crossing Preferred's interest-earning assets are summarized as follows:

	Years Ended December 31,
	2002			2001			2000
	Average Balance	Interest	Yield	Average Balance	Interest	Yield	Average Balance	Interest	Yield
	(dollars in thousands)
Loans, net (1)	$226,122	$23,244	10.28%	$154,927	$20,064	12.95%	$171,579	$19,897	11.60%
Interest-bearing deposits	78,346	2,217	2.83	87,167	3,534	4.05	59,805	2,865	4.79

Total interest-earning assets	$304,468	$25,461	8.36%	$242,094	$23,598	9.75%	$231,384	$22,762	9.84%

(1)
Non-performing loans are excluded from average balance calculations.

        The decline in yield on interest-earning assets from 2001 to 2002 is a result of a decline in yield on both interest-bearing deposits and the loan portfolio. The yield on interest-bearing deposits declined due to a decline in overall market rates. The yield on the loan portfolio declined as a result of: (1) a decrease in yield attributable to regularly scheduled interest income as a result of the declining interest rate environment, (2) a decline, relative to the overall yield on loans, in interest income recognized at the time of individual loan pay-offs and (3) as a result of the purchase or contribution of loans from Capital Crossing that were acquired from the Small Business Administration which generate lower regularly scheduled interest and accretion. Average loans, net for 2002 totaled $226.1 million compared to $154.9 million for 2001. This increase is due primarily to purchases of loans from or contribution of loans by Capital Crossing totaling $184.1 million, which was partially offset by payoffs, sales, and amortization related to loans during the period.

        The decline in the yield on interest-earning assets from 2000 to 2001 is a result of higher average balances in interest bearing-deposits at lower rates in 2001. The decline is offset somewhat by an increase in yield on the loan portfolio. The increase in the yield on the loan portfolio from 2000 to 2001 is primarily a result of an increase in income recognized at the time of individual loan pay-offs, partially offset by a decline in regularly scheduled interest income as a result of declining interest rate environment. Average loans, net for 2001 totaled $154.9 million compared to $171.6 million for 2000. This decrease is due primarily to pay-offs and amortization on loans during the period, which more than offset the purchase of loans from Capital Crossing totaling $35.0 million.

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

        When a loan is paid-off, the excess of any cash received over the net investment is recorded as interest income. In addition to the amount of purchase discount that is recognized at that time, income may also include interest owed by the borrower prior to Capital Crossing's acquisition of the loan, interest collected if on non-performing status and other loan fees ("other interest and fee income"). The following table sets forth, for the years indicated, the components of interest and fees on loans. There can be no assurance regarding future interest income, including the yields and related level of such income, or the relative portion attributable to loan pay-offs as compared to other sources.

	Years Ended December 31,
	2002		2001		2000
	Interest Income	Yield	Interest Income	Yield	Interest Income	Yield
	(dollars in thousands)
Regularly scheduled interest and accretion income	$18,120	8.01%	$15,445	9.97%	$17,851	10.41%
Interest and fee income recognized on loan pay-offs:
Non-amortizing discount	1,956	0.87	2,216	1.43	413	0.24
Amortizing discount	2,818	1.25	1,701	1.10	394	0.23
Other interest and fee income	350	0.15	702.45		1,239	0.72

	5,124	2.27	4,619	2.98	2,046	1.19

	$23,244	10.28%	$20,064	12.95%	$19,897	11.60%

        The amount of loan pay-offs and related discount income is influenced by several factors, including the interest rate environment, the real estate market in particular areas, the timing of transactions, and circumstances related to individual borrowers and loans.

        During 2002, Capital Crossing Preferred experienced a higher rate of loan payoffs than in prior periods and thus recorded a credit for loan losses of $1.5 million to relieve unused general reserves related to the loans that have paid off.

        The average balance of interest-bearing deposits decreased $8.8 million to $78.3 million for 2002 compared to $87.2 million for 2001 and increased $27.4 million in 2001 compared to $59.8 million for

2000. The changes in the average balances of interest-bearing deposits are the result of cash flows from loan repayments, offset by loan purchases and periodic dividend payments. The yield on interest-bearing deposits decreased in 2002 and 2001 as a result of a decline in the interest rate environment.

        Guarantee fee income for the years ended December 31, 2002, 2001 and 2000 was $80,000, $80,000 and $40,000, respectively. Effective July 1, 2000, Capital Crossing Preferred entered into an agreement to make certain assets available to be pledged in connection with borrowings of Capital Crossing from the FHLBB. Capital Crossing Preferred receives an annual fee of $80,000 under this agreement.

        During 2002, there were three loan sales to unaffiliated third parties, comprised of ten loans with carrying values of $5.1 million, which resulted in gains of $2.4 million. In addition, four loans totaling $2.6 million were sold to Capital Crossing for no gain. During 2001, one loan with a carrying value of $771,000 was sold at a gain of $156,000. During 2000, non-performing loans with a carrying value of $322,000 were sold to third parties at a gain of $123,000. Additionally, in 2000, $1.6 million of non-performing loans were sold to Capital Crossing at their net carrying values prior to foreclosure as permitted by the servicing agreement.

        Increases and decreases in operating expenses are detailed in the following paragraphs.

        Loan servicing and advisory expenses increased $217,000, or 50.4%, to $648,000 in 2002 from $431,000 in 2001 and decreased by $45,000, or 9.5%, from $476,000 in 2000. The changes are a result of changes in the average balance of the loan portfolio from year to year.

        During 2000, Capital Crossing Preferred realized gains on sales of other real estate owned of $246,000 as a result of the sale of one property.

        Other general and administrative expenses consisting primarily of professional fees, shareholder relations and printing expenses increased $38,000, or 56.7%, from $67,000 in 2001 to $105,000 in 2002. This increase is primarily attributable to an increase in legal and accounting professional fees.

        Other general and administrative expenses declined $46,000, or 40.7%, from $113,000 in 2000 to $67,000 in 2001 due primarily to a higher level of consulting services in 2000.

        Preferred stock dividends increased in 2002 and 2001 as a result of dividends on Series C preferred stock issued on May 31, 2001.

Financial Condition

Interest-bearing Deposits with Capital Crossing Bank

        Interest-bearing deposits with Capital Crossing Bank consist entirely of a money market account at December 31, 2002. At December 31, 2001, interest-bearing deposits with Capital Crossing Bank consist of money market accounts with balances of $70.4 million and certificates of deposit that totaled $17.5 million and matured in February 2002.

Loan Portfolio

        The outstanding principal balance of the loan portfolio is summarized as follows:

	December 31,
	2002		2001
	Principal Balance	Percentage of Total	Principal Balance	Percentage of Total
	(dollars in thousands)
Mortgage loans on real estate:
Commercial real estate	$191,567	69.03%	$106,291	63.86%
Multi-family residential	77,598	27.96	55,868	33.56
One-to-four family residential	2,529.91		3,073	1.85
Land	5,821	2.10	1,214	0.73

Total loans, gross	$277,515	100.00%	$166,446	100.00%

        Capital Crossing Preferred acquires primarily performing commercial real estate and multifamily residential mortgage loans. Total net loans acquired in 2002 were $184.1 million consisting of $90.3 million of loans purchased from Capital Crossing and $93.3 million of loans contributed by Capital Crossing.

        Capital Crossing Preferred intends that each loan acquired from Capital Crossing in the future will be a whole loan, and will be originated or acquired by Capital Crossing in the ordinary course of its business. Capital Crossing Preferred also intends that all loans held by it will be serviced pursuant to the master service agreement.

        Non-performing loans, net of discount, totaled $1.6 million and $153,000 at December 31, 2002 and 2001, respectively.

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

        At December 31, 2002, 43.7% and 14.1%, respectively, of Capital Crossing Preferred's total real estate loan portfolio consisted of loans located in California and New England. At December 31, 2001, 39.4% and 28.4%, respectively, of Capital Crossing Preferred's total loan portfolio consisted of loans in California and New England. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political or business developments or natural hazards in California or New England that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages.

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

        Capital Crossing Preferred may also issue additional series of preferred stock. However, Capital Crossing Preferred may not issue additional shares of preferred stock ranking senior to the Series A or the Series C preferred shares without the consent of holders of at least two-thirds of the Series A and Series C preferred shares outstanding at that time. Although Capital Crossing Preferred's charter does not prohibit or otherwise restrict Capital Crossing or its affiliates from holding and voting shares of Series A or Series C preferred stock, to Capital Crossing Preferred's knowledge the amount of shares of Series A and Series C preferred shares held by Capital Crossing or its affiliates is insignificant (less than 1%). Additional shares of preferred stock ranking on a parity with the Series A and Series C preferred shares may not be issued without the approval of a majority of Capital Crossing Preferred's independent directors.

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

        The following table sets forth the Capital Crossing Preferred's interest-rate-sensitive assets categorized by repricing dates and weighted average yields at December 31, 2002. For fixed rate instruments, the repricing date is the maturity date. For adjustable-rate instruments, the repricing date is deemed to be the earliest possible interest rate adjustment date. Assets that are subject to immediate repricing are placed in the overnight column.

	December 31, 2002
	Overnight	Within One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	Over Five Years	Total
	(dollars in thousands)
Interest-bearing deposits	$92,622	$—	$—	$—	$—	$—	$—	$92,622
	2.91%
Certificate of deposit	—	100	—	—	—	—	—	100
		1.94%
Fixed-rate loans (1)	—	42,706	30,812	21,848	14,327	10,544	23,545	143,782
		8.39%	8.29%	8.23%	7.72%	7.49%	7.13%
Adjustable-rate loans (1)	29,626	63,869	5,817	551	53	—	—	99,916
	7.69%	6.88%	8.87%	9.01%	9.15%

Total rate-sensitive assets	$122,248	$106,675	$36,629	$22,399	$14,380	$10,544	$23,545	$336,420

(1)
Loans are presented at net amounts before deducting the allowance for loan losses and excludes non-performing loans.

        Based on Capital Crossing Preferred's experience, management applies the assumption that, on average, approximately 13% of the fixed and adjustable rates will prepay annually.

        At December 31, 2002, the fair value of net loans was $249,982,000 as compared to the net carrying value of net loans of $237,965,000. The fair value of interest-bearing deposits approximates carrying value.

Risk Factors and Factors Affecting Future Operating Results

        Set forth below are a number of risk factors that investors should carefully consider in making an investment in Capital Crossing Preferred's preferred stock. These factors may cause Capital Crossing Preferred's actual results to differ materially from anticipated future results, performance or achievements expressed or implied by the forward-looking statement. All of these factors should be carefully reviewed, and the reader of this Annual Report on Form 10-K should be aware that there may be other factors that could cause these differences.

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

        If Capital Crossing Preferred incurs significant indebtedness, it may not have sufficient funds to make dividend or liquidation payments on the Series A or Series C preferred shares. Upon Capital Crossing Preferred's liquidation, its obligations to its creditors would rank senior to the Series A and Series C preferred shares. At December 31, 2002, Capital Crossing Preferred had approximately $144,000 in accounts payable and other liabilities which, upon its liquidation, would be required to be paid before any payments could be made to holders of the Series A or Series C preferred shares. In addition, upon Capital Crossing Preferred's liquidation, dissolution or winding up, if it does not have sufficient funds to pay the full liquidation amount to the holders of the Series A and Series C preferred shares, such holders may receive less than the $10.00 per share liquidation amount.

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

  •
  payment of dividends on the Series A and Series C preferred shares could also be subject to regulatory limitations if Capital Crossing becomes undercapitalized. Capital Crossing will be deemed undercapitalized if its total risk-based capital ratio is less than 8.0%, its Tier 1 risk-based capital ratio is less than 4.0% or its Tier 1 leverage ratio is less than 4.0%. At December 31, 2002, Capital Crossing had a total risk-based capital ratio of 13.80%, a Tier 1 risk-based capital ratio of 12.52% and a Tier 1 leverage ratio of 11.22%, which is sufficient for Capital Crossing to be considered well-capitalized. As part of its common stock repurchase program, Capital Crossing has also agreed with the FDIC to maintain, for so long as the repurchase program continues, its Tier 1 leverage ratio at least 8.00%. Capital Crossing Preferred makes no assurance that Capital Crossing will be well-capitalized under applicable regulations as of any future date. For purposes of calculating these capital ratios as a percentage of Capital Crossing's risk-weighted assets, as opposed to its total assets, Capital Crossing's assets are assigned to risk categories based on the relative credit risk of the asset in question. These risk weights consist of 0% for assets deemed least risky such as cash, claims backed by the full faith and credit of the U.S. government, and balances due from Federal Reserve banks; 20% for assets deemed slightly more risky such as portions of obligations conditionally guaranteed by the U.S. government or federal funds sold; 50% for assets deemed still more risky such as government issued-revenue bonds, one-to-four family residential first mortgage loans and well-collateralized multi-family residential first mortgage loans; and 100% for all other assets, including private sector loans such as commercial mortgage loans as well as bank-owned real estate.

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

Capital Crossing Preferred does not have insurance to cover its exposure to borrower defaults and bankruptcies and special hazard losses that are not covered by its standard hazard insurance policies

        Capital Crossing Preferred does not generally obtain general credit enhancements such as mortgagor bankruptcy insurance or obtain special hazard insurance for its mortgage assets, other than standard hazard insurance, which will in each case only relate to individual mortgage loans. Accordingly, Capital Crossing Preferred will be subject to risks of borrower defaults and bankruptcies and special hazard losses, such as losses occurring from floods that are not covered by standard hazard insurance. A significant number of loans acquired in recent years are loans that were originated under the Small Business Administration's disaster relief program. These loans are typically loans made to small businesses and individuals for the purpose of assisting those who have been the victim of a disaster and may be located in an area prone to such disasters. In the event of a default on any mortgage loan held by Capital Crossing Preferred resulting from declining property values or worsening economic conditions, among other factors, it would bear the risk of loss of principal to the extent of any deficiency between (1) the value of the related mortgaged property, plus any payments from an insurer or guarantor in the case of commercial mortgage loans, and (2) the amount owing on the mortgage loan.

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

Capital Crossing Preferred's loans are concentrated in California and New England and adverse conditions in those markets could adversely affect its operations

        Properties underlying Capital Crossing Preferred's current mortgage assets are concentrated primarily in California, particularly Southern California, and New England. As of December 31, 2002, approximately 43.7% of its mortgage assets were secured by properties located in California and 14.1% in New England. Adverse economic, political or business developments or natural hazards may affect these areas and the ability of property owners in these areas to make payments of principal and interest on the underlying mortgages. If either region experienced adverse economic, political or business conditions, Capital Crossing Preferred would likely experience higher rates of loss and delinquency on its mortgage loans than if its loans were more geographically diverse.

A substantial majority of Capital Crossing Preferred's loans were originated by other parties whose level of due diligence may be different than Capital Crossing's level of due diligence

        At December 31, 2002, approximately 94.2% of Capital Crossing Preferred's loan portfolio consisted of loans originated by third parties that were purchased by Capital Crossing and subsequently acquired by Capital Crossing Preferred from Capital Crossing. Because these loans were originated by third parties, Capital Crossing generally is not able to conduct the same level of due diligence on these loans that it would have conducted had it originated them. Generally, while Capital Crossing conducts an acquisition review, it relies on the underwriting standards of the parties originating the loans it acquires. The standards of these loan originators may be substantially different than those of Capital Crossing. These differences may include less rigorous appraisal requirements and debt service coverage ratios, and less rigorous analysis of property location and environmental factors, building condition and age, tenant quality, compliance with zoning regulations, any use restrictions, easements or right of ways that may impact the value and the borrower's ability to manage the property. Other disadvantages of purchased loans versus originated loans may include the lack of current financial information, incomplete legal documentation and outdated appraisals.

More than half of Capital Crossing Preferred's loan portfolio is made up of commercial mortgage loans which are generally riskier than other types of loans

        Commercial mortgage loans constituted approximately 69.0% of the total gross loans in Capital Crossing Preferred's loan portfolio at December 31, 2002 commercial mortgage loans are generally subject it to greater risks than other types of loans. Capital Crossing Preferred's commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, tend to have shorter maturities than residential mortgage loans and may not be fully amortizing, meaning that they have a principal balance or "balloon" payment due on maturity. The commercial real estate properties underlying Capital Crossing Preferred's commercial mortgage loans also tend to be unique and are more difficult to value than residential real estate properties. They are also subject to relatively greater environmental risks than other types of loans and to the corresponding burdens and costs of compliance with environmental laws and regulations. Because of these risks related to commercial mortgage loans, Capital Crossing Preferred may experience higher rates of default on its mortgage loans than it would if its loan portfolio was more diversified and included a greater number of residential and other mortgage loans.

Capital Crossing Preferred may not be able to purchase loans at the same volumes or with the same yields as it has historically purchased

        To date Capital Crossing Preferred has purchased all of the loans in its portfolio from Capital Crossing. Historically, Capital Crossing has acquired such loans (1) from institutions which sought to eliminate certain loans or categories of loans from their portfolios, (2) from institutions participating in securitization programs, (3) from failed or consolidating financial institutions and (4) from government agencies, specifically the Small Business Administration. Future loan purchases will depend on the availability of pools of loans offered for sale and Capital Crossing's ability to submit successful bids or negotiate satisfactory purchase prices. The acquisition of whole loans is highly competitive. In fact, the Small Business Administration has recently announced that all future assets sales are on hold, pending the outcome of an internal review of its loan sale program. Consequently, Capital Crossing Preferred cannot provide assurance that Capital Crossing will be able to purchase loans at the same volumes or with the same yields as it has historically purchased. This may interfere with Capital Crossing Preferred's ability to maintain the requisite level of mortgage assets to maintain its qualification as a REIT. If volumes of loans purchased decline or the yields on these loans decline further, Capital Crossing Preferred would experience a material adverse effect on its business, financial condition and results of operations.

Capital Crossing Preferred could be held responsible for environmental liabilities of properties it acquires through foreclosure

        If Capital Crossing Preferred chooses to foreclose on a defaulted mortgage loan to recover its investment it may be subject to environmental liabilities related to the underlying real property. Approximately 69.0% of the loans in Capital Crossing Preferred's portfolio at December 31, 2002 were commercial mortgage loans, which generally are subject to relatively greater environmental risks than other types of loans. Hazardous substances or wastes, contaminants, pollutants or sources thereof may be discovered on properties during Capital Crossing Preferred's ownership or after a sale to a third party. The amount of environmental liability could exceed the value of the real property. There can be no assurance that Capital Crossing Preferred would not be fully liable for the entire cost of any removal and clean-up on an acquired property, that the cost of removal and clean-up would not exceed the value of the property or that Capital Crossing Preferred could recoup any of the costs from any third party. In addition, Capital Crossing Preferred may find it difficult or impossible to sell the property prior to or following any such remediation.

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

Capital Crossing Preferred's relationship with Capital Crossing may create conflicts of interest

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

        Future modifications of the advisory agreement or master service agreement.    Should Capital Crossing Preferred seek to modify either the advisory agreement or the master service agreement, it would rely upon its officers, all of whom are also officers of Capital Crossing, and/or its directors, three of whom are also officers of Capital Crossing. Thus, Capital Crossing Preferred's officers and/or directors would be responsible for taking positions with respect to such agreements that, while in Capital Crossing Preferred's best interests, would not be in the best interests of Capital Crossing. Although the termination, modification or decision not to renew the advisory agreement and/or the master service agreement requires the approval of a majority of Capital Crossing Preferred's independent directors, Capital Crossing, as holder of all of Capital Crossing Preferred's outstanding common stock, controls the election of all Capital Crossing Preferred directors, including the independent directors. Capital Crossing Preferred cannot provide assurance that such modifications will be on terms as favorable to it as those that could have been obtained from unaffiliated third parties.

        The terms of Capital Crossing Preferred's guarantee of obligations of Capital Crossing.    Capital Crossing Preferred has guaranteed all of the obligations of Capital Crossing under advances Capital Crossing may receive from time to time from the FHLBB, and has agreed to pledge a significant amount of it's assets in connection with those advances. The assets Capital Crossing Preferred pledges to the FHLBB will vary from time to time; however, the potential exists for Capital Crossing Preferred to pledge all of its assets to the FHLBB to secure advances to Capital Crossing. In addition, Capital Crossing has pledged to the FHLBB all of the shares of Capital Crossing Preferred's capital stock it owns as collateral for its FHLBB borrowings. Under the terms of the pledge, if Capital Crossing becomes undercapitalized the FHLBB may require Capital Crossing to dissolve Capital Crossing Preferred such that the assets of Capital Crossing Preferred are distributed to Capital Crossing. In this circumstance the holders of Series A and Series C Preferred shares would receive their liquidation preference only to the extent there are available assets of Capital Crossing Preferred following satisfaction of its outstanding obligations, including its guarantee of Capital Crossing's FHLBB borrowings. At December 31, 2002, approximately $40.6 million, or 12.2%, of Capital Crossing Preferred assets have been pledged to and accepted by the FHLBB to secure advances to Capital Crossing. Capital Crossing has also agreed with the FHLBB that it will not request or accept advances from the FHLBB in excess of Capital Crossing Preferred's total stockholders equity, less the stockholders equity attributable to the Series A and Series C preferred shares. As of December 31, 2002, this restriction would limit Capital Crossing's ability to receive advances in excess of approximately $299.0 million. As of December 31, 2002, Capital Crossing had $129.0 million in outstanding FHLBB borrowings. The guarantee and pledge were approved by Capital Crossing Preferred's independent directors, subject to certain requirements and limitations, including the requirement that Capital Crossing pay Capital Crossing Preferred a guarantee fee. Any default by Capital Crossing on its obligations which would require Capital Crossing Preferred to satisfy its guarantee could adversely affect its business and its ability to make timely payments of dividends.

        The master loan purchase agreement was not the result of arm's-length negotiations.    Capital Crossing Preferred acquires loans pursuant to the master mortgage loan purchase agreement between Capital Crossing Preferred and Capital Crossing, at an amount equal to Capital Crossing's net carrying value for those mortgage assets. While Capital Crossing Preferred believes that the master mortgage loan purchase agreement was fair to all parties and consistent with market terms, all of it's officers and three of its directors are also officers and/or directors of Capital Crossing and/or affiliates of Capital Crossing. Capital Crossing, as holder of all of Capital Crossing Preferred's outstanding common stock, controls the election of all Capital Crossing Preferred directors, including the independent directors. Capital Crossing Preferred cannot provide assurance that the master mortgage loan purchase agreement was entered into on terms as favorable to Capital Crossing Preferred as those that could have been obtained from unaffiliated third parties.

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

Capital Crossing Preferred's Board of Directors has broad discretion to revise Capital Crossing Preferred's strategies

        Capital Crossing Preferred's Board of Directors has established Capital Crossing Preferred's investment and operating strategies. These strategies may be revised from time to time at the discretion of the Board of Directors without a vote of Capital Crossing Preferred's stockholders. Changes in Capital Crossing Preferred's strategies could have a negative effect on shareholders.

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

A decline in interest rates could reduce Capital Crossing Preferred earnings and affect its ability to pay dividends

        Capital Crossing Preferred's income consists primarily of interest earned on its mortgage assets and short-term investments. A significant portion of Capital Crossing Preferred's mortgage assets bear interest at adjustable rates. If there is a decline in interest rates, then Capital Crossing Preferred will experience a decrease in income available to be distributed to its stockholders. If interest rates decline, Capital Crossing Preferred may also experience an increase in prepayments on its mortgage assets and may find it difficult to purchase additional mortgage assets bearing rates sufficient to support payment of dividends on the Series A and Series C preferred shares. Because the dividend rates on the Series A and Series C preferred shares are fixed, a significant decline in interest rates could materially adversely affect Capital Crossing Preferred's ability to pay dividends on the Series A and Series C preferred shares.

Tax Risks Related to REITs

        If Capital Crossing Preferred fails to qualify as a REIT, it will be subject to federal income tax at regular corporate rates.    If Capital Crossing Preferred fails to qualify as a REIT for any taxable year, it would be subject to federal income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates. As a result, the amount available for distribution to Capital Crossing Preferred's stockholders would be reduced for the year or years involved. In addition, unless entitled to relief under statutory provisions, Capital Crossing Preferred would be disqualified from treatment as a REIT for the four taxable years following the year which qualification was lost. The failure to qualify as a REIT would reduce Capital Crossing Preferred's net earnings available for distribution to its stockholders because of the additional tax liability for the year or years involved. Capital Crossing Preferred's failure to qualify as a REIT would not by itself give it the right to redeem the Series A or Series C preferred shares, nor would it give the holders of the Series A or Series C preferred shares the right to have their shares redeemed.

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

        Capital Crossing Preferred has imposed ownership limitations to protect its ability to qualify as a REIT, however, if ownership of the common stock of Capital Crossing becomes concentrated in a small number of individuals Capital Crossing Preferred may fail to qualify as a REIT.    To maintain Capital Crossing Preferred's status as a REIT, not more than 50% in value of Capital Crossing Preferred's outstanding shares may be owned, directly or indirectly, by five or fewer individuals, as defined in the Internal Revenue Code, or the Code, to include certain entities, during the last half of each taxable year. Capital Crossing Preferred currently satisfies this requirement because for this purpose Capital Crossing Preferred's common stock held by Capital Crossing is treated as held by Capital Crossing's stockholders. However, it is possible that the ownership of Capital Crossing might become sufficiently concentrated in the future such that five or fewer individuals would be treated as having constructive ownership of more than 50% of the value of Capital Crossing Preferred's stock. Capital Crossing Preferred may have difficulty monitoring the daily ownership and constructive ownership of its outstanding shares and, therefore, Capital Crossing Preferred cannot provide assurance that it will continue to meet the share ownership requirement. This risk may be increased in the future as Capital Crossing implements common stock repurchase programs because repurchases may cause ownership in Capital Crossing to become more concentrated. In addition, while the fact that the Series A and the Series C preferred shares may be redeemed or exchanged will not affect Capital Crossing Preferred's REIT status prior to any such redemption or exchange, the redemption or exchange of all or a part of the Series A and Series C preferred shares could adversely affect Capital Crossing Preferred's ability to satisfy the share ownership requirements in the future.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Capital Crossing Preferred Corporation:

        We have audited the accompanying balance sheets of Capital Crossing Preferred Corporation, as of December 31, 2002 and 2001 and the related statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of Capital Crossing Preferred Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Crossing Preferred Corporation as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Boston, Massachusetts
January 16, 2003, except as to Note 1
which is as of March 6, 2003

CAPITAL CROSSING PREFERRED CORPORATION
BALANCE SHEETS
December 31, 2002 and 2001

	2002	2001
	(in thousands)
ASSETS
Cash account with Capital Crossing Bank	$88	$86
Interest bearing deposits with Capital Crossing Bank	92,622	87,903

Total cash and cash equivalents	92,710	87,989

Certificate of deposit	100	100
Loans	277,515	166,446
Less discount and net deferred loan income	(32,196)	(14,411)
Less allowance for loan losses	(7,354)	(4,659)

Loans, net	237,965	147,376

Accrued interest receivable	1,219	896
Other assets	—	4

	$331,994	$236,365

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses and other liabilities	$435	$417

Total liabilities	435	417

Commitments and contigencies
Stockholders' equity:
Preferred stock, Series A, 9.75% non-cumulative, exchangeable; $.01 par value; $10 liquidation value per share; 1,449,000 shares authorized, 1,416,130 shares issued and outstanding	14	14
Preferred stock, Series B, 8% cumulative, non-convertible; $.01 par value; $1,000 liquidation value per share plus accrued dividends; 1,000 shares authorized, 941 shares issued and outstanding	—	—
Preferred stock, Series C, 10.25% non-cumulative, exchangeable; $.01 par value; $10 liquidation value per share; 1,840,000 shares authorized, issued and outstanding	18	18
Common stock, $.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	329,475	235,742
Retained earnings	2,052	174

Total stockholders' equity	331,559	235,948

	$331,994	$236,365

See accompanying notes to financial statements.

CAPITAL CROSSING PREFERRED CORPORATION
STATEMENTS OF INCOME
Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000
	(in thousands)
Interest income:
Interest and fees on loans	$23,244	$20,064	$19,897

Interest on interest-bearing deposits	2,217	3,534	2,865
Total interest income	25,461	23,598	22,762
Credit for loan losses	1,500	—	—

Total interest income, after credit for loan losses	26,961	23,598	22,762
Other income:
Guarantee fee income	80	80	40
Gains on sales of loans	2,432	156	123

Total other income	2,512	236	163

Operating expenses:
Loan servicing and advisory	648	431	476
Net gain on sale of other real estate owned	—	—	(246)
Other general and administrative	105	67	113

Total operating expenses	753	498	343

Net income	28,720	23,336	22,582
Preferred stock dividends	3,342	2,562	1,459

Net income available to common shareholder	$25,378	$20,774	$21,123

See accompanying notes to financial statements.

CAPITAL CROSSING PREFERRED CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2002, 2001 and 2000

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C
							Common Stock
									Additional Paid-in Capital	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Total
	(dollars in thousands)
Balance at December 31, 1999	1,416,130	$14	1,000	$—	—	$—	100	$—	$167,839	$814	$168,667
Net income	—	—	—	—	—	—	—	—	—	22,582	22,582
Capital contribution from common stockholder	—	—	—	—	—	—	—	—	80,433	—	80,433
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	(1,381)	(1,381)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	(78)	(78)
Repurchase of preferred stock, Series B	—	—	(54)	—	—	—	—	—	(54)	—	(54)
Return of capital to common stockholder	—	—	—	—	—	—	—	—	(29,325)	—	(29,325)
Common stock dividend	—	—	—	—	—	—	—	—	—	(21,937)	(21,937)

Balance at December 31, 2000	1,416,130	14	946	—	—	—	100	—	218,893	—	218,907
Net income	—	—	—	—	—	—	—	—	—	23,336	23,336
Net proceeds from issuance of preferred stock, Series C	—	—	—	—	1,840,000	18	—	—	16,854	—	16,872
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	(1,381)	(1,381)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	(76)	(76)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	(1,105)	(1,105)
Repurchase of preferred stock, Series B	—	—	(5)	—	—	—	—	—	(5)	—	(5)
Common stock dividend	—	—	—	—	—	—	—	—	—	(20,600)	(20,600)

Balance at December 31, 2001	1,416,130	14	941	—	1,840,000	18	100	—	235,742	174	235,948
Net income	—	—	—	—	—	—	—	—	—	28,720	28,720
Capital contribution from common stockholder	—	—	—	—	—	—	—	—	93,733	—	93,733
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	(1,381)	(1,381)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	(75)	(75)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	(1,886)	(1,886)
Common stock dividend	—	—	—	—	—	—	—	—	—	(23,500)	(23,500)

Balance at December 31, 2002	1,416,130	$14	941	$—	1,840,000	18	100	$—	$329,475	$2,052	$331,559

See accompanying notes to financial statements.

CAPITAL CROSSING PREFERRED CORPORATION
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
	(in thousands)
Cash flows from operating activities:
Net income	$28,720	$23,336	$22,582
Adjustments to reconcile net income to net cash provided by operating activities:
Credit for loan losses	(1,500)	—	—
Net gain on sale and disposition of other real estate owned	—	—	(246)
Gain on sales of loans	(2,432)	(156)	(123)
Other, net	551	579	(246)

Net cash from operating activities	25,339	23,759	21,967

Cash flows from investing activities:
Loan repayments	86,364	48,961	51,077
Purchases of loans from Capital Crossing Bank	(90,341)	(34,998)	—
Sales of other real estate owned	—	—	680
Sales of loans	10,201	1,094	2,030

Net cash from investing activities	6,224	15,057	53,787

Cash flows used in financing activities:
Net proceeds from issuance of preferred stock, Series C	—	16,872	—
Repurchase of preferred stock, Series B	—	(5)	(54)
Return of capital to common stockholder	—	—	(29,325)
Payment of preferred stock dividends	(3,342)	(2,406)	(1,459)
Payment of common stock dividend	(23,500)	(20,600)	(21,937)

Net cash used in financing activities	(26,842)	(6,139)	(52,775)

Net change in cash and cash equivalents	4,721	32,677	22,979
Cash and cash equivalents at beginning of period	87,989	55,312	32,333

Cash and cash equivalents at end of period	$92,710	$87,989	$55,312

Supplemental information:
Capital contribution from common stockholder in form of mortgage loans	$93,733	$—	$80,433
Income taxes refunded	—	(2)	—

See accompanying notes to financial statements.

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2002, 2001 and 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of presentation

        Capital Crossing Preferred Corporation ("Capital Crossing Preferred"), formerly Atlantic Preferred Capital Corporation, is a Massachusetts corporation organized on March 20, 1998, to acquire and hold real estate assets. Capital Crossing Bank ("Capital Crossing"), a federally insured Massachusetts trust company, owns all of Capital Crossing Preferred's common stock (as defined below). Capital Crossing is in compliance with its regulatory capital requirements at December 31, 2002.

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

  Cash equivalents

        Cash equivalents include cash and interest-bearing deposits held at Capital Crossing with original maturities of ninety days or less.

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

        At the time of acquisition of purchased pools of loans, the excess of the contractual balances over the amount of reasonably estimable and probable discounted future cash collections for each loan is recorded as non-amortizing discount. The remaining discount, which represented the excess of the amount of reasonably estimable and probable discounted future cash collections over the acquisition amount is accreted into interest income using the interest method over the terms of the loans and is not accreted on non-performing loans. The non-amortizing discount is not accreted into income until it is determined that the amount and timing of the related cash flows are reasonably estimable and collection is probable. If cash flows cannot be reasonably estimated for any loan, and collection is not probable, the cost recovery method of accounting is used. Under the cost recovery method, any amounts received are applied against the recorded amount of the loan. Non-amortizing discount is generally offset against the related principal balance when the amount at which a loan is resolved or restructured is determined.

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

        Accrual of interest on loans and discount accretion are discontinued when loan payments are ninety days or more past due or the collectibility of principal and interest is not probable or estimable. Interest income previously accrued on such loans is reversed against current period interest income, and the loan is accounted for using either the cash basis or the cost recovery method whereby any amounts received are applied against the recorded amount of the loan. A determination as to which method is used is made on a case-by-case basis.

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

  Allowance for loan losses

        Capital Crossing Preferred maintains an allowance for probable loan losses that are inherent in its loan portfolio. The allowance for loan losses is increased or decreased through a provision or credit for loan losses included in earnings. Additionally, the allowance for loan losses in increased upon allocation of purchase discount upon acquisition of loans. Transfers to the allowance are made in connection with each transfer of loans from Capital Crossing. Subsequent to the date of transfer, the allowance for loan losses will be adjusted, if necessary, through a provision or credit for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the loan balance, or a portion thereof, is uncollectible. Subsequent recoveries, if any, are credited to the allowance when cash payments are received.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Concluded)

  Transfers of financial assets

        Transfers of financial assets are accounted for as sales when control over the assets is surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets are isolated from Capital Crossing, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) Capital Crossing does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

        The Massachusetts Department of Revenue ("DOR") has issued tax assessments to Capital Crossing and numerous other financial institutions in Massachusetts that reported a deduction for dividends received from a REIT on their Massachusetts financial institution excise tax returns.

        On March 5, 2003, the Governor of Massachusetts signed a bill which includes an amendment to existing law to expressly deny a dividends received deduction for dividends from a REIT. This amendment applies retroactively to tax years ending on or after December 31, 1999. Capital Crossing believes the legislation will be challenged, especially the retroactive application to prior years, on constitutional and other grounds.

        Capital Crossing Preferred has also received a Notice of Intent to Assess ("NIA") additional taxes from the DOR. This NIA indicates that, if the dividend received deduction is held to be available to Capital Crossing, the DOR believes the dividend paid deduction is not available to Capital Crossing Preferred. The NIA received relates to 1999 and is in the amount of $2.7 million, including interest. Capital Crossing Preferred's total exposure through December 31, 2002 is approximately $9.6 million.

2. LOANS, NET

        A summary of the balances of loans follows:

	December 31,
	2002	2001
	(In thousands)
Mortgage loans on real estate:
Commercial real estate	$191,567	$106,291
Multi-family residential	77,598	55,868
One-to-four family residential	2,529	3,073
Land	5,821	1,214

Total	277,515	166,446
Less:
Non-amortizing discount	(8,158)	(6,062)
Amortizing discount	(23,926)	(8,257)
Allowance for loan losses	(7,354)	(4,659)
Net deferred loan fees	(112)	(92)

Loans, net	$237,965	$147,376

        Included in net loans, at December 31, 2002 and 2001, are approximately $32,929,000 and $22,181,000 (of which $180,000 and $0 are non-performing), respectively, for which the net recorded investment represents the amortized cost of these loans, where at acquisition, the amounts of reasonably estimable and probable discounted future cash collections were less than the contractual balances owed. These loans were purchased at a price to yield a market rate of interest after considering the credit quality of the loans at acquisition and the aforementioned expected future cash collections. The excess of the contractual balances over the amount of reasonably estimable and probable discounted future cash collections represents the predominant portion of the $8,158,000 and $6,062,000 of non-amortizing discount December 31, 2002 and 2001, respectively.

        Activity in the allowance for loan losses follows:

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Balance at beginning of year	$4,659	$3,795	$2,855
Credit for loan losses	(1,500)	—	—
Additions in connection with loans purchased or transferred	4,250	867	1,215
Transfer to Capital Crossing with loans sold	(53)	(3)	—
Charge-offs	(2)	—	(275)

Balance at end of year	$7,354	$4,659	$3,795

The following table sets forth certain information relating to the activity in the non-amortizing discount for the periods indicated:

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Balance at beginning of year	$6,062	$6,704	$7,318
Accretion	(2,007)	(2,523)	(614)
Transfers to amortizing portion upon improvements in cash flows	(194)	(112)	—
Additions in connection with loans acquired from Capital Crossing	8,131	2,764	1,022
Net reductions related to resolutions and restructures	(1,139)	(587)	(734)
Non-amortizing discount relating to loans sold	(2,695)	(184)	(288)

Balance at end of year	$8,158	$6,062	$6,704

        Information pertaining to the net investment in impaired and non-performing loans follows:

	December 31,
	2002	2001
	(in thousands)
Impaired loans:
Without a valuation allowance	$776	$714
With a valuation allowance	1,626	1,898

Total impaired loans	$2,402	$2,612

Valuation allowance related to impaired loans	$311	$209

Total non-performing loans	$1,621	$153

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Average investment in impaired loans	$1,937	$2,936	$5,395

Interest income recognized on impaired loans	$235	$327	$330

Interest income recognized on a cash basis on impaired loans	$139	$314	$302

        Included in impaired loans at December 31, 2001 and 2000 are restructured loans, totaling $484,000 and $326,000, respectively, which were not on non-performing. There were no restructured loans in 2002.

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

        On February 12, 1999, Capital Crossing Preferred completed a public offering of 1,416,130 shares of Non-cumulative Exchangeable Preferred Stock, Series A, with a dividend rate of 9.75% and a liquidation preference of $10 per share, which raised net proceeds of $12,590,000, after related offering costs of $1,571,000.

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

        On May 31, 2001, Capital Crossing Preferred completed a public offering of 1,840,000 shares of Non-cumulative Exchangeable Preferred Stock, Series C, with a dividend rate of 10.25% and a liquidation preference of $10 per share, which raised net proceeds of $16,872,000, after related offering costs of $1,528,000.

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

4. RELATED PARTY TRANSACTIONS

        Capital Crossing performs advisory services and services the loans owned by Capital Crossing Preferred. The servicing and advisory fee rate is .25% per annum of the average outstanding principal balance of the loans. Servicing and advisory fees for the years ended December 31, 2002, 2001 and 2000 totaled $648,000, $431,000, and $476,000, respectively, of which $59,000, $35,000, and $39,000, respectively, are included in accrued expenses and other liabilities.

        Capital Crossing Preferred periodically purchases loans from Capital Crossing. Capital Crossing also periodically makes capital contributions to Capital Crossing Preferred in the form of mortgage loans. The carrying value of these loans approximated their fair values at the date of purchase or contribution. The following table summarizes the carrying value, including accrued interest, of loans purchased from or contributed by Capital Crossing during the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
	(in thousands)
Loans purchased from Capital Crossing	$90,341	$34,998	$—
Loans contributed by Capital Crossing	93,733	—	80,433

	$184,074	$34,998	$80,433

        Effective July 1, 2000, Capital Crossing Preferred entered into an agreement to make certain assets available to be pledged in connection with borrowings of Capital Crossing. Capital Crossing Preferred receives an annual fee of $80,000 under this agreement. Guarantee fee income for the years ended December 31, 2002, 2001 and 2000 was $80,000, $80,000 and $40,000, respectively.

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

        Certificate of deposit:    The carrying value of certificates of deposit approximate fair values because of the short-term maturity of these instruments.

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

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2002, 2001 and 2000 (Concluded)

5. FAIR VALUE OF FINANCIAL INSTRUMENTS (Concluded)

        The estimated fair values, and related carrying amounts, of Capital Crossing Preferred's financial instruments at December 31, 2002 and 2001 are as follows:

	December 31,
	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents	$92,710	$92,710	$87,989	$87,989
Certificate of deposit	100	100	100	100
Loans, net	237,965	249,982	147,376	154,585
Accrued interest receivable	1,219	1,219	896	896

6. QUARTERLY DATA (UNAUDITED)

	Years Ended December 31,
	2002				2001
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands)
Interest income	$7,155	$6,904	$5,851	$5,551	$5,791	$6,618	$5,321	$5,868
Credit for loan losses	1,500	—	—	—	—	—	—	—
Other income (1)	20	1,935	20	537	176	20	20	20
Operating expenses	211	234	187	121	109	133	119	137

Net income	8,464	8,605	5,684	5,967	5,858	6,505	5,222	5,751
Preferred stock dividends	835	836	836	835	835	836	527	364

Net income available to common stockholder	$7,629	$7,769	$4,848	$5,132	$5,023	$5,669	$4,695	$5,387

(1)
Fluctuations in other income the first and third quarters of 2002 and in the fourth quarter of 2001 are due to gains on sales of loans.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

        The names and ages of each of Capital Crossing Preferred's directors and executive officers and their principal occupation and business experience for at least the last five years are set forth below. The executive officers hold office until their successors are duly elected and qualified.

Name	Age	Position(s) Held (1)
Richard Wayne	50	President, Director
Edward F. Mehm	38	Vice President, Treasurer, Director
Bradley M. Shron	46	Vice President, Clerk
Nicholas W. Lazares	51	Director
Jeffrey Ross	58	Director
Douglas Shaw	48	Director
Dr. John Lapidus	46	Director

(1)
Unless otherwise indicated below, each person has held the same position for at least the past five years.

Richard Wayne. Mr. Wayne has been the President and a Director of Capital Crossing Preferred since March 1998. Mr. Wayne is the President and Co-Chief Executive Officer, and a Director, of Capital Crossing.

Edward F. Mehm. Mr. Mehm has been a Vice President and Treasurer and a Director of Capital Crossing Preferred since October 2001. Mr. Mehm has served as Executive Vice President, Chief Financial Officer and Treasurer of Capital Crossing since October 2001, served as Executive Vice President of Capital Crossing from April 2000 to October 2001, and served as Senior Vice President of Capital Crossing from January 1997 to April 2000.

Bradley M. Shron. Mr. Shron has been Clerk of Capital Crossing Preferred since March 1998 and a Vice President since April 1999. Mr. Shron has served as Executive Vice President, General Counsel and Clerk of Capital Crossing since April 2000, served as Senior Vice President, General Counsel and Clerk of Capital Crossing from 1998 to April 2000, and served as Senior Vice President, Legal Counsel and Assistant Clerk of Capital Crossing from 1997 to 1998.

Nicholas W. Lazares. Mr. Lazares has been a Director of Capital Crossing Preferred since March 1998. Mr. Lazares is the Chairman of the Board and Co-Chief Executive Officer of Capital Crossing.

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

Douglas Shaw. Mr. Shaw is the Executive Vice President and a Director of M.S. Walker, Inc., a wholesale distributor of wines, spirits and cigars in Somerville, Massachusetts. Mr. Shaw has been a Director of Capital Crossing Preferred since April 2002.

Dr. John Lapidus. Dr. Lapidus is a partner of James L. Nager, DMD & John H. Lapidus, DMD, P.C., a group dental practice in Belmont, Massachusetts. Dr. Lapidus has been a Director of Capital Crossing Preferred since December 2002.

Committees of the Board of Directors

        Capital Crossing Preferred has established an Audit Committee, which consists of Messrs. Ross and Shaw and Dr. Lapidus. The primary function of the Audit Committee is to: (i) retain Capital Crossing Preferred's independent auditor and review the scope of the independent auditor's annual audit of Capital Crossing Preferred; (ii) review the audit plans of Capital Crossing Preferred and the independent auditor; (iii) review Capital Crossing Preferred's quarterly unaudited financial statements and annual audited financial statements; (iv) review the results of the annual audit by the independent auditor; and (v) monitor Capital Crossing Preferred's internal accounting controls; and (vi) review transactions between Capital Crossing Preferred and Capital Crossing Bank. The Audit Committee held one meeting during 2002.

        Audit Fees.    Capital Crossing Preferred paid KPMG, LLP $24,000 in fees for its professional services rendered for the audit of the Capital Crossing Preferred's financial statements for the year ended December 31, 2002 and the reviews of the financial statements included in its quarterly reports on Form 10-Q during the year.

        Financial Information Systems Design and Implementation Fees.    During fiscal year 2002, KPMG LLP did not provide services to Capital Crossing Preferred constituting the design or implementation of financial information systems.

        All Other Fees.    All other fees for services paid to KPMG, LLP for fiscal year 2002 were $24,000, for non-audit related services comprised of tax consultation and the preparation of tax returns. The Audit Committee has determined that the provision of the non-audit services described above is compatible with maintaining KPMG, LLP's independence.

        Capital Crossing Preferred has established a Nominating Committee, which consists of Messrs. Ross and Shaw and Dr. Lapidus. The function of the Nominating Committee is to review and nominate qualified individuals to serve as Directors of Capital Crossing Preferred. The Nominating Committee was established in February 2003 and, therefore, did not meet during 2002.

Compensation of Directors

        Capital Crossing Preferred pays its non-executive directors a fee of $1,250 per meeting for their services as directors. Capital Crossing Preferred does not pay any compensation to its other directors.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that Capital Crossing Preferred's executive officers and directors and persons who own more than 10% of its outstanding shares of Series A preferred shares and Series C preferred shares, file reports of ownership and changes in ownership with the Securities Exchange Commission and Nasdaq. Executive Officers, directors and greater than 10% stockholders are required by applicable regulations to furnish Capital Crossing Preferred with copies of all reports filed by such persons pursuant to the Exchange Act, and the rules and regulations promulgated thereunder. Based on a review of Capital Crossing Preferred's records and except as set forth below, Capital Crossing Preferred believes that all reports required by the Exchange Act were filed on a timely basis.

Item 11. Executive Compensation

        Capital Crossing Preferred does not have any employees and does not pay any compensation to its officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table sets forth, as of March 1, 2003, the number and percentage of outstanding shares of common stock, Series A preferred shares and Series B preferred shares beneficially owned by (i) each person known by Capital Crossing Preferred to be the beneficial owner of more than five percent of such shares; (ii) each director of Capital Crossing Preferred; (iii) each executive officer of Capital Crossing Preferred; and (iv) all executive officers and directors of Capital Crossing Preferred as a group. The persons or entities named in the table have sole voting and sole investment power with respect to each of the shares beneficially owned by such person or entity. The calculations were based on a total of 100 shares of common stock and 1,416,130 Series A preferred shares and 941 Series B preferred shares outstanding as of March 1, 2002.

Name and Address of Beneficial Owner (1)	Amount of Shares (Class)	Percentage of Outstanding Shares
Capital Crossing Bank	100 shares of common stock 900 Series B preferred shares	100.0% 95.6%
Edward F. Mehm (2)(3)	2 Series B preferred shares (4)	*
Nicholas W. Lazares (3)	2 Series B preferred shares (4)	*
Bradley M. Shron (2)	—	*
Richard Wayne (2)(3)	2 Series B preferred shares (4)	*
Jeffrey Ross (3)	—	*
Douglas Shaw (3)	—	*
Dr. John Lapidus (3)	2,500 Series A preferred shares	*
All executive officers and directors as a Group (7 persons)	2,500 Series A preferred shares 6 Series B preferred shares	* *

*
Less than 1%.

(1)
The address of each beneficial owner is c/o Capital Crossing Preferred Corporation, 101 Summer Street, Boston, Massachusetts 02110.

(2)
Executive officer of Capital Crossing Preferred.

(3)
Director of Capital Crossing Preferred.

(4)
Includes one share held of record by such person's spouse.

Item 13. Certain Relationships and Related Transactions

Servicing Agreement

        Capital Crossing Preferred's loan portfolio is serviced by Capital Crossing pursuant to the terms of the master service agreement. Capital Crossing in its role as servicer under the terms of the master service agreement receives a fee equal to 0.20% per annum, payable monthly, on the gross outstanding principal balances of loans serviced. For the year ended December 31, 2002, Capital Crossing Preferred incurred $518,000 in servicing fees payable to Capital Crossing.

        The master service agreement requires Capital Crossing to service the loan portfolio in a manner substantially the same as for similar work performed by Capital Crossing for transactions on its own behalf. Capital Crossing collects and remits principal and interest payments, maintains perfected collateral positions, submits and pursues insurance claims and initiates and supervises foreclosure proceedings on the loan portfolio it services. Capital Crossing also provides accounting and reporting services required by Capital Crossing Preferred for such loans. Capital Crossing may also be directed by Capital Crossing Preferred, at any time during the servicing process, to dispose of any loans which become classified, placed on non-performing status, or are renegotiated due to the financial deterioration of the borrower.

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

Advisory Agreement

        Capital Crossing Preferred has entered into an advisory agreement with Capital Crossing to administer the day-to-day operations of Capital Crossing Preferred. For the year ended December 31, 2002, Capital Crossing Preferred incurred $130,000 in servicing fees payable to Capital Crossing. As advisor, Capital Crossing is responsible for:

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

Guarantee and Pledge of Assets

        Capital Crossing Preferred has guaranteed obligations of Capital Crossing to the Federal Home Loan Bank of Boston ("FHLBB") and has agreed to pledge a significant amount of its assets as collateral for advances Capital Crossing may receive from time to time from the FHLBB. At December 31, 2002 and 2001, Capital Crossing had outstanding FHLBB advances of $129.0 million and $139.0 million, respectively. Effective July 1, 2000, Capital Crossing Preferred entered into an agreement to make certain assets available to be pledged in connection with FHLBB borrowings of Capital Crossing Bank. Capital Crossing Preferred receives an annual fee of $80,000 from Capital Crossing under this agreement.

Item 14. Controls and Procedures

(a)
Evaluation of disclosure controls and procedures.

        As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the date of this report, Capital Crossing Preferred carried out an evaluation under the supervision and with the participation of its management, including its Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Capital Crossing Preferred's disclosure controls and procedures. In designing and evaluating Capital Crossing Preferred's disclosure controls and procedures, Capital Crossing Preferred and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that they believe Capital Crossing Preferred's disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by the Capital Crossing Preferred in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the rules regarding disclosure and control procedures, we intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)
Changes in internal controls.

        None.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)
  Contents:

  (1)
  Financial Statements: All Financial Statements are included as Part II, Item 8 of this Report.

  (2)
  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.

  (b)
  Reports on Form 8-K: none.

  (c)
  Exhibits:

Exhibit No.	Description
3.1	Restated Articles or Organization of Capital Crossing Preferred (1).
3.2	Articles of Amendment to Restated Articles of Organization of Capital Crossing Preferred reflecting change of its name filed with the Secretary of the Commonwealth on March 12, 2001 (filed herewith).
3.3	Amended and Restated By-laws of Capital Crossing Preferred (2).
4.1	Specimen of certificate representing Series A preferred shares (3).
10.1	Master Mortgage Loan Purchase Agreement between Capital Crossing Preferred and Capital Crossing Bank (3).
10.2	Master Service Agreement between Capital Crossing Preferred and Capital Crossing Bank (3).
10.3	Advisory Agreement between Capital Crossing Preferred and Capital Crossing Bank (3).
10.4	Form of Letter Agreement between Capital Crossing Preferred and Capital Crossing Bank regarding issuance of certain securities (3).
12.1	Statement Regarding Computation of Ratios. FILED HEREWITH.
99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Richard Wayne, President and Principal Executive Officer. FILED HEREWITH.
99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Edward F. Mehm, Treasurer and Principal Financial Officer. FILED HEREWITH.

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

CAPITAL CROSSING PREFERRED CORPORATION
Date: March 25, 2003	By:	/s/ RICHARD WAYNE Richard Wayne President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dated indicated.

Signature	Title

/s/ RICHARD WAYNE Richard Wayne	President and Director (Principal Executive Officer)
/s/ EDWARD F. MEHM Edward F. Mehm	Vice President, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)
/s/ NICHOLAS W. LAZARES Nicholas W. Lazares	Director
/s/ JEFFREY ROSS Jeffrey Ross	Director
/s/ DOUGLAS SHAW Douglas Shaw	Director
/s/ DR. JOHN LAPIDUS Dr. John Lapidus	Director

CERTIFICATIONS

I, Richard Wayne, certify that:

1.
I have reviewed this annual report on Form 10-K of Capital Crossing Preferred Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003	By:	/s/ RICHARD WAYNE Richard Wayne President (Principal Executive Officer)

I, Edward F. Mehm, certify that:

1.
I have reviewed this annual report on Form 10-K of Capital Crossing Preferred Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003	By:	/s/ EDWARD F. MEHM Edward F. Mehm Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Name	Page Number
12.1	Statement Regarding Computation of Ratios.	62
99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Richard Wayne, President (Chief Executive Officer).	63
99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Edward F. Mehm, Treasurer (Principal Financial Officer).	64

QuickLinks

PART I
PART II
INDEPENDENT AUDITORS' REPORT
CAPITAL CROSSING PREFERRED CORPORATION BALANCE SHEETS December 31, 2002 and 2001
CAPITAL CROSSING PREFERRED CORPORATION STATEMENTS OF INCOME Years Ended December 31, 2002, 2001, and 2000
CAPITAL CROSSING PREFERRED CORPORATION STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY Years Ended December 31, 2002, 2001 and 2000
CAPITAL CROSSING PREFERRED CORPORATION STATEMENTS OF CASH FLOWS Years Ended December 31, 2002, 2001 and 2000
CAPITAL CROSSING PREFERRED CORPORATION NOTES TO FINANCIAL STATEMENTS Years Ended December 31, 2002, 2001 and 2000
CAPITAL CROSSING PREFERRED CORPORATION NOTES TO FINANCIAL STATEMENTS Years Ended December 31, 2002, 2001 and 2000 (Concluded)
PART III
PART IV
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX