Form 10-Q
period 2003-03-31
CAPITAL CROSSING PREFERRED CORP
filed 2003-05-15
CIK 1072806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

Commission File Number 000-25193

CAPITAL CROSSING PREFERRED CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts

(State or other jurisdiction of incorporation or organization)

04-3439366

(I.R.S. Employer Identification Number)

101 Summer Street, Boston, Massachusetts

(Address of principal executive offices)

02110

(Zip Code)

(617) 880-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of May 6, 2003: 100.

No common stock was held by non-affiliates of the issuer.

Capital Crossing Preferred Corporation

Table of Contents

PART I – Financial Information

Item 1. Financial Statements:

Balance Sheets

Statements of Income

Statements of Changes in Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Results of Operations

Changes in Financial Condition

Interest Rate Risk

Significant Concentration of Credit Risk

Liquidity Risk Management

Risk Factors and Factors Affecting Future Operating Results

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II – Other Information

Item 1. Legal Proceedings

Signatures

Certifications

Exhibit Index

PART I

Item 1. Financial Statements

Capital Crossing Preferred Corporation

Balance Sheets

	March 31, 2003	December 31, 2002
	(in thousands, except share data)
ASSETS

Cash account with Capital Crossing Bank	$89	$88
Interest bearing deposits with Capital Crossing Bank	116,338	92,622
Total cash and cash equivalents	116,427	92,710

Certificate of deposit	100	100

Loans	257,622	277,515
Less discount and net deferred loan income	(30,624)	(32,196)
Less allowance for loan losses	(7,354)	(7,354)
Loans, net	219,644	237,965

Accrued interest receivable	1,142	1,219
Other assets	16	—

	$337,329	$331,994

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses and other liabilities	$426	$435
Total liabilities	426	435

Stockholders’ equity:
Preferred stock, Series A, 9.75% non-cumulative, exchangeable; $.01 par value; $10 liquidation value per share; 1,449,000 shares authorized, 1,416,130 shares issued and outstanding	14	14
Preferred stock, Series B, 8% cumulative, non-convertible; $.01 par value; $1,000 liquidation value per share plus accrued dividends; 1,000 shares authorized, 941 shares issued and outstanding	—	—
Preferred stock, Series C, 10.25% non-cumulative, exchangeable; $.01 par value; $10 liquidation value per share; 1,840,000 shares authorized, issued and outstanding	18	18
Common stock, $.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	329,475	329,475
Retained earnings	7,396	2,052
Total stockholders’ equity	336,903	331,559

	$337,329	$331,994

See accompanying notes to unaudited interim financial statements.

Capital Crossing Preferred Corporation

Statements of Income

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Interest income:
Interest and fees on loans	$5,671	$4,970
Interest on interest-bearing deposits	719	581
Total interest income	6,390	5,551

Other income:
Gains on sales of loans	—	517
Guarantee fee income	20	20
Total other income	20	537

Operating expenses:
Loan servicing and advisory services	172	104
Other general and administrative	59	17
Total operating expenses	231	121
Net income	6,179	5,967

Preferred stock dividends	835	835
Net income available to common stockholder	$5,344	$5,132

See accompanying notes to unaudited interim financial statements.

Capital Crossing Preferred Corporation

Statements of Changes in Stockholders’ Equity

	Three Months Ended March 31, 2003
	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
	(dollars in thousands)

Balance at December 31, 2002	1,416,130	$14	941	$—	1,840,000	$18	100	$—	$329,475	$2,052	$331,559
Net income	—	—	—	—	—	—	—	—	—	6,179	6,179
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	(345)	(345)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	(19)	(19)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	(471)	(471)
Balance at March 31, 2003	1,416,130	$14	941	$—	1,840,000	$18	100	$—	$329,475	$7,396	$336,903

	Three Months Ended March 31, 2002
	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
	(dollars in thousands)

Balance at December 31, 2001	1,416,130	$14	941	$—	1,840,000	$18	100	$—	$235,742	$174	$235,948
Net income	—	—	—	—	—	—	—	—	—	5,967	5,967
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	(345)	(345)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	(19)	(19)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	(471)	(471)
Balance at March 31, 2002	1,416,130	$14	941	$—	1,840,000	$18	100	$—	$235,742	$5,306	$241,080

See accompanying notes to the unaudited interim financial statements.

Capital Crossing Preferred Corporation

Statements of Cash Flows

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Cash flows provided by operating activities:
Net income	$6,179	$5,967
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of loans	—	(517)
Other, net	52	(55)

Net cash provided by operating activities	6,231	5,395

Cash flows provided by (used in) investing activities:
Amortization and payoffs on loans	18,321	11,575
Purchase of loans from Capital Crossing Bank	—	(16,944)
Proceeds from sales of loans	—	2,686

Net cash provided by (used in) investing activities	18,321	(2,683)

Cash flows used in financing activities:
Payment of preferred stock dividends	(835)	(835)

Net cash used in financing activities	(835)	(835)

Net change in cash and cash equivalents	23,717	1,877
Cash and cash equivalents at beginning of period	92,710	87,989

Cash and cash equivalents at end of period	$116,427	$89,866

See accompanying notes to unaudited interim financial statements.

Capital Crossing Preferred Corporation

Notes to Financial Statements

Three Months Ended March 31, 2003 and 2002

Note 1.   Basis of Presentation

Capital Crossing Preferred Corporation (“Capital Crossing Preferred), is a Massachusetts corporation organized on March 20, 1998, to acquire and hold real estate assets.  Capital Crossing Bank (“Capital Crossing”), a federally insured Massachusetts trust company, owns all of Capital Crossing Preferred’s outstanding common stock.  Capital Crossing is in compliance with its regulatory capital requirements at March 31, 2003.

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

The financial information as of March 31, 2003 and the results of operations, changes in stockholders’ equity and cash flows for the three months ended March 31, 2003 and 2002 are unaudited; however, in the opinion of management, the financial information reflects all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America.  Interim results are not necessarily indicative of results to be expected for the entire year.  These interim statements are intended to be read in conjunction with the financial statements presented in Capital Crossing Preferred’s Annual Report on Form 10-K as of and for the year ended December 31, 2002.

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for losses on loans, the allocation of purchase discount between amortizing and non-amortizing portions, and the rate at which the discount is accreted into interest income.

Note 2.   Commitments and Contingencies

Guarantees

Capital Crossing Preferred has guaranteed all of the obligations of Capital Crossing under advances Capital Crossing may receive from time to time from the Federal Home Loan Bank of Boston (“FHLBB”), and Capital Crossing Preferred has agreed to pledge a significant amount of its assets in connection with those advances. This guarantee would rank senior to the preferred shares upon liquidation. Capital Crossing Preferred’s obligations under this agreement are limited by applicable laws pertaining to fraudulent conveyance and fraudulent transfer. The assets pledged to the FHLBB will vary from time to time, however the potential exists for Capital Crossing Preferred to pledge all of its assets to the FHLBB to secure advances to Capital Crossing. In addition, Capital Crossing has pledged to the FHLBB all of the shares of Capital Crossing Preferred’s capital stock it owns as collateral for its FHLBB borrowings.  Under the terms of the pledge, if Capital Crossing becomes undercapitalized, the FHLBB may require Capital Crossing to dissolve Capital Crossing Preferred such that the assets of Capital Crossing Preferred are distributed to Capital Crossing. In such circumstance, holders of the Series A and Series C preferred stock would receive their liquidation preference only to the extent there are available assets of Capital Crossing Preferred following satisfaction of its outstanding obligations, including its guarantee of Capital Crossing’s FHLBB borrowings.  At March 31, 2003, approximately $39.6 million, or 11.9%, of Capital Crossing Preferred’s assets had been pledged to and accepted by the FHLBB to secure advances to Capital Crossing.  Capital Crossing has also agreed that it will not request or accept advances from the FHLBB in excess of Capital Crossing Preferred’s total stockholder’s equity, less the stockholder’s equity attributable to the Series A and Series C preferred shares. As of March 31, 2003, this restriction would limit Capital Crossing’s ability to receive advances in excess of approximately $304.3 million. As of March 31, 2003, Capital Crossing had $129.0 million in outstanding FHLBB borrowings.

Tax assessment

The Massachusetts Department of Revenue (“DOR”) has issued tax assessments to Capital Crossing and numerous other financial institutions in Massachusetts that reported a deduction for dividends received from a REIT on their Massachusetts financial institution excise tax returns.

On March 5, 2003, the Governor of Massachusetts signed a bill which includes an amendment to existing law to expressly deny a dividends received deduction for dividends from a REIT. This amendment applies retroactively to tax years ending on or after December 31, 1999. Capital Crossing intends to challenge this legislation, especially the retroactive application to prior years, on constitutional and other grounds and to vigorously defend its position.

Capital Crossing Preferred has also received a Notice of Assessment (“Notice”) for additional taxes from the DOR. This Notice indicates that, if the dividend received deduction is held to be available to Capital Crossing, the DOR believes the dividend paid deduction is not available to Capital Crossing Preferred. The Notice received relates to 1999 and is in the amount of $2.7 million, including interest. Capital Crossing Preferred’s total exposure through March 31, 2003 is approximately $9.6 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Capital Crossing Preferred may also make written or oral forward-looking statements in other documents filed with the Securities and Exchange Commission (“SEC”), in press releases and other written materials, and in oral statements made by its officers or directors. Forward-looking statements can be identified by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “will,” “should,” and other expressions which predict or indicate future events and trends and which do not relate to historical matters. Forward-looking statements should not be unduly relied upon because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of Capital Crossing Preferred. These risks, uncertainties and other factors may cause the actual results, performance or achievements of Capital Crossing Preferred to be materially different from the anticipated future results, performance or achievements that are expressed or implied by the forward-looking statements.

Capital Crossing Preferred’s actual results could differ materially from those projected in the forward-looking statements as a result, among other factors, of the factors discussed in the section entitled “Risk Factors and Factors Affecting Future Operating Results” of this Form 10-Q.

All of these factors should be carefully reviewed, and the reader of this Form 10-Q should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and Capital Crossing Preferred does not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants discuss their most “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While Capital Crossing Preferred’s significant accounting policies are more fully described in Note 1 to the Financial Statements included in its Annual Report on Form 10-K, management believes the following accounting policies to be most critical in their potential effect on Capital Crossing Preferred’s financial position or results of operations:

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

Management makes significant judgments in determining the adequacy of the allowance for loan losses. Management initially considers the loan loss allowances specifically allocated to individual impaired loans. Next, management considers the level of general loan loss allowances deemed appropriate for the balance of the portfolio. Factors considered include known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, historical loss ranges, the estimated value of any underlying collateral and prevailing economic conditions. An additional allowance for loan losses is maintained based on a judgmental process whereby management considers qualitative and quantitative assessments of other factors including regional credit concentration, industry concentration, results of regulatory examinations, historical loss ranges, portfolio composition, economic conditions such as interest rates and energy costs and other changes in the portfolio. The allowance for loan losses is management’s estimate of the probable loan losses incurred as of the balance sheet date. There can be no assurance that Capital Crossing Preferred’s actual losses with respect to loans will not exceed its allowance for loan losses.

Discounts on Acquired Loans.  At the time of acquisition of purchased pools of loans, the excess of the contractual balances over the amount of reasonably estimable and probable discounted future cash collections for each loan is recorded as non-amortizing discount. The remaining discount, which represented the excess of the amount of reasonably estimable and probable discounted future cash collections over the acquisition amount is accreted into interest income using the interest method over the term of the loans and is not accreted on non-performing loans. There is a high degree of judgment involved in estimating the amount of future cash flows. The amount and timing of actual cash flows could differ materially from management’s estimates, which could materially affect financial condition and results of operations.

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

When a loan is paid-off, the excess of any cash received over the net investment is recorded as interest income. In addition to the amount of purchase discount that is recognized at that time, income may also include interest owed by the borrower prior to Capital Crossing’s acquisition of the loan, interest collected if on non-performing status, prepayment fees and other loan fees.

Changes in interest rates also can affect the value of Capital Crossing Preferred’s loans (and other interest-earning assets) and its ability to realize gains on the resolution of assets. A significant portion of Capital Crossing Preferred’s earnings results from accelerated interest income resulting from loan prepayments. This type of income can vary significantly from quarter to quarter and year to year based on a number of different factors, including the interest rate environment. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on Capital Crossing Preferred’s loans may lead to a reduction of discount accreted into income, which could have a material adverse effect on its results of operations.

Results of Operations

Three Months Ended March 31, 2003 and 2002

Net income available to common stockholder increased $212,000, or 4.1%, to $5.3 million for the three months ended March 31, 2003, compared to $5.1 million for the three months ended March 31, 2002.  This increase was primarily attributable to an increase in total interest income; offset by: (1) a decrease in total other income as there were no gains on sales of loans for the three months ended March 31, 2003 and (2) an increase in operating expenses.  Total interest income for the three months ended March 31, 2003 increased $839,000, or 15.1%, to $6.4 million, compared to $5.6 million for the three months ended March 31, 2002.

The following table sets forth the yields on Capital Crossing Preferred’s earning assets for the periods indicated:

	Three Months Ended March 31,
	2003			2002
	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
	(dollars in thousands)

Loans, net (1)	$235,135	$5,671	9.78%	$151,214	$4,970	13.33%
Interest-bearing deposits	103,820	719	2.81	90,477	581	2.60
	$338,955	$6,390	7.65%	$241,691	$5,551	9.31%

(1) Non-performing loans are excluded from average balance calculations.

The decline in yield on interest-earning assets from 2002 to 2003 is a result of a decline in yield on the loan portfolio, partially offset by an increase in the yield on interest-bearing deposits. The yield on the loan portfolio declined as a result of: (1) a decrease in yield attributable to regularly scheduled interest income as a result of the declining interest rate environment, (2) a decline, relative to the overall yield on loans, in interest income recognized at the time of individual loan pay-offs and (3) as a result of the purchase or contribution in 2002 of loans from Capital Crossing that were acquired from the Small Business Administration which generate lower regularly scheduled interest and accretion. Average loans, net for the three months ended March 31, 2003 totaled $235.1 million compared to $151.2 million for the same period in 2002. This increase is due primarily to purchases of loans from or contribution of loans by Capital Crossing totaling $167.2 million, which was partially offset by payoffs, sales, and amortization related to loans, since the first quarter of 2002.

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

	Three Months Ended March 31,
	2003		2002
	Interest Income	Yield	Interest Income	Yield
	(dollars in thousands)

Regularly scheduled interest and accretion income	$4,472	7.71%	$3,299	8.85%
Interest and fee income recognized on loan pay-offs:
Non-amortizing discount	560	0.97	653	1.75
Amortizing discount	634	1.09	984	2.64
Other interest and fee income	5	0.01	34	0.09
	1,199	2.07	1,671	4.48
	$5,671	9.78%	$4,970	13.33%

The amount of loan pay-offs and related discount income is influenced by several factors, including the interest rate environment, the real estate market in particular areas, the timing of transactions, and circumstances related to individual borrowers and loans.

The average balance of interest-bearing deposits increased $13.3 million to $103.8 million for the three months ended March 31, 2003, compared to $90.5 million for 2002, as a result of cash flows from loan repayments, offset by loan purchases and periodic dividend payments. The yield on interest-bearing deposits increased because the rate paid by Capital Crossing on the money market account held by Capital Crossing Preferred increased in 2003 compared to 2002.

During the three months ended March 31, 2003 there were no sales of loans to unaffiliated third parties compared to a gain on a sale of one loan to an unaffiliated third party of $517,000 during the three months ended March 31, 2002.

Loan servicing and advisory services expenses for the three months ended March 31, 2003 increased $68,000, or 65.4%, to $172,000 compared to $104,000 for the three months ended March 31, 2002. This increase was due to the increase in the average balance of the loan portfolio.

Other general and administrative expenses increased $42,000, or 247.1%, to $59,000 for the three months ended March 31, 2003 compared to $17,000 for the three months ended March 31, 2002. This increase is primarily attributable to an increase in professional fees, consisting of legal, audit and tax preparation services.

Capital Crossing Preferred intends to pay dividends on its preferred stock and common stock in amounts necessary to continue to preserve its status as a REIT under the Internal Revenue Code.

Changes in Financial Condition

Interest-bearing Deposits with Capital Crossing Bank

Interest-bearing deposits with Capital Crossing Bank consist entirely of a money market account at March 31, 2003.

Loan Portfolio

To date, all of Capital Crossing Preferred’s loans have been acquired from Capital Crossing.  The following table sets forth information regarding the composition of the loan portfolio at the dates indicated:

	March 31, 2003	December 31, 2002
	(in thousands)
Mortgage loans on real estate:
Commercial real estate	$179,029	$191,567
Multi-family residential	70,669	77,598
One-to-four family residential	2,188	2,529
Land	5,736	5,821

Total loans, gross	257,622	277,515

Less discount:
Non-amortizing discount	(7,267)	(8,158)
Amortizing discount	(23,128)	(23,926)
Net deferred loan fees	(229)	(112)
Allowance for loan losses	(7,354)	(7,354)

Loans, net	$219,644	$237,965

Included in net loans, at March 31, 2003 and December 31, 2002, are approximately $26.3 million and $32.9 million (of which $180,000 at December 31, 2002 are non-performing), respectively, for which the net recorded investment represents the amortized cost of these loans, where at acquisition, the amounts of reasonably estimable and probable discounted future cash collections were less than the contractual balances owed. These loans were purchased at a price to yield a market rate of interest after considering the credit quality of the loans at acquisition and the aforementioned expected future cash collections. The excess of the contractual balances over the amount of reasonably estimable and probable discounted future cash collections represents the predominant portion of the $7.3 million and $8.2 million of non-amortizing discount at March 31, 2003 and December 31, 2002, respectively.

Capital Crossing Preferred intends that each loan acquired from Capital Crossing in the future will be a whole loan, and will be originated or acquired by Capital Crossing in the ordinary course of its business. Capital Crossing Preferred also intends that all loans held by it will be serviced pursuant to its master service agreement with Capital Crossing.

From time to time, returns of capital may be made to Capital Crossing. This would have the effect of reducing the asset size of Capital Crossing Preferred.

Non-performing loans, net of discount, totaled $1.4 million and $1.8 million at March 31, 2003 and December 31, 2002, respectively.

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

The following table sets forth certain information relating to the activity in the non-amortizing discount for the periods indicated:

	Three Months Ended March 31,
	2003	2002
	(in thousands)

Balance at beginning of period	$8,158	$6,062
Additions in connection with loans acquired from Capital Crossing	—	208
Accretion	(560)	(653)
Transfers to amortizing portion upon improvements in cash flows	(321)	(244)
Net reductions related to resolutions and restructures	(10)	(678)
Non-amortizing discount relating to loans sold to Capital Crossing	—	(307)
Balance at end of period	$7,267	$4,388

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

Additional factors influencing the calculation of the allowance for loan losses are particular concentrations within the portfolio, including the geographic concentration of loans in California, which accounted for approximately 43.4% of the portfolio at March 31, 2003, and concentrations of loans to individual borrowers.

Capital Crossing Preferred’s allowance for loan losses at March 31, 2003 was $7.4 million. The determination of this allowance requires the use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. In addition, regulatory agencies periodically review the adequacy of the allowance for loan losses and may require Capital Crossing Preferred to make additions to its allowance for loan losses. While management believes its estimates and assumptions are reasonable, there can be no assurance that they will be proven to be correct in the future. The actual amount of future provisions that may be required cannot be determined, and such provisions may exceed the amounts of past provisions. Management believes that the allowance for loan losses is adequate to absorb the known and inherent risks in Capital Crossing Preferred’s loan portfolio at each date based on the facts known to management as of such date. Management continues to monitor and modify the allowances for general and specific loan losses as economic conditions dictate.

The following table sets forth certain information relating to the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
	2003	2002
	(in thousands)

Balance at beginning of period	$7,354	$4,659
Transfer from Capital Crossing with loans purchased	—	487
Transfer to Capital Crossing with loans sold	—	(6)
Balance at end of period	$7,354	$5,140

Interest Rate Risk

Capital Crossing Preferred’s income consists primarily of interest income. If there is a decline in market interest rates, Capital Crossing Preferred may experience a reduction in interest income and a corresponding decrease in funds available to be distributed to its shareholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on loans are based and from prepayments of mortgage loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding mortgage loans. Capital Crossing Preferred does not intend to use any derivative products to manage its interest rate risk.

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

At March 31, 2003, 43.4% and 13.4% of Capital Crossing Preferred’s total loan portfolio consisted of loans in California and New England, respectively. At December 31, 2002, 43.7% and 14.1% of Capital Crossing Preferred’s total real estate loan portfolio consisted of loans located in California and New England, respectively. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political or business developments or natural hazards in California or New England that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages.

Liquidity Risk Management

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of Capital Crossing Preferred’s financial commitments. In managing liquidity risk, Capital Crossing Preferred takes into account various legal limitations placed on a REIT. Capital Crossing Preferred’s principal liquidity need is to pay dividends on the preferred shares and common shares.

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

RISK FACTORS AND FACTORS AFFECTING FUTURE OPERATING RESULTS

Set forth below are a number of risk factors that investors should carefully consider in making an investment in Capital Crossing Preferred’s preferred stock. These factors may cause Capital Crossing Preferred’s actual results to differ materially from anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

All of these factors should be carefully reviewed, and the reader of this Form 10-Q should be aware that there may be other factors that could cause these differences.

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

If Capital Crossing Preferred incurs significant indebtedness, it may not have sufficient funds to make dividend or liquidation payments on the Series A or Series C preferred shares. Upon Capital Crossing Preferred’s liquidation, its obligations to its creditors would rank senior to the Series A and Series C preferred shares. At March 31, 2003, Capital Crossing Preferred had approximately $139,000 in accounts payable and other liabilities which, upon its liquidation, would be required to be paid before any payments could be made to holders of the Series A or Series C preferred shares. In addition, upon Capital Crossing Preferred’s liquidation, dissolution or winding up, if it does not have sufficient funds to pay the full liquidation amount to the holders of the Series A and Series C preferred shares, such holders may receive less than the $10.00 per share liquidation amount.

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

•                  payment of dividends on the Series A and Series C preferred shares could also be subject to regulatory limitations if Capital Crossing becomes undercapitalized. Capital Crossing will be deemed undercapitalized if its total risk-based capital ratio is less than 8.0%, its Tier 1 risk-based capital ratio is less than 4.0% or its Tier 1 leverage ratio is less than 4.0%. At March 31, 2003, Capital Crossing had a total risk-based capital ratio of 12.76%, a Tier 1 risk-based capital ratio of 11.49% and a Tier 1 leverage ratio of 9.12%, which is sufficient for Capital Crossing to be considered well-capitalized. As part of its common stock repurchase program, Capital Crossing has also agreed with the FDIC to maintain, for so long as the repurchase program continues, its Tier 1 leverage ratio at least 8.00%. Capital Crossing Preferred makes no assurance that Capital Crossing will be well-capitalized under applicable regulations as of any future date. For purposes of calculating these capital ratios as a percentage of Capital Crossing’s risk-weighted assets, as opposed to its total assets, Capital Crossing’s assets are assigned to risk categories based on the relative credit risk of the asset in question. These risk weights consist of 0% for assets deemed least risky such as cash, claims backed by the full faith and credit of the U.S. government, and balances due from Federal Reserve banks; 20% for assets deemed slightly more risky such as portions of obligations conditionally guaranteed by the U.S. government or federal funds sold; 50% for assets deemed still more risky such as government issued-revenue bonds, one-to-four family residential first mortgage loans and well-collateralized multi-family residential first mortgage loans; and 100% for all other assets, including private sector loans such as commercial mortgage loans as well as bank-owned real estate.

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

Capital Crossing Preferred does not have insurance to cover its exposure to borrower defaults and bankruptcies and special hazard losses that are not covered by its standard hazard insurance policies

Capital Crossing Preferred does not generally obtain general credit enhancements such as mortgagor bankruptcy insurance or obtain special hazard insurance for its mortgage assets, other than standard hazard insurance, which will in each case only relate to individual mortgage loans. Accordingly, Capital Crossing Preferred will be subject to risks of borrower defaults and bankruptcies and special hazard losses, such as losses occurring from floods that are not covered by standard hazard insurance. A significant number of loans acquired in recent years are loans that were originated under the Small Business Administration’s disaster relief program. These loans are typically loans made to small businesses and individuals for the purpose of assisting those who have been the victim of a disaster and may be located in an area prone to such disasters. In the event of a default on any mortgage loan held by Capital Crossing Preferred resulting from declining property values or worsening economic conditions, among other factors, it would bear the risk of loss of principal to the extent of any deficiency between (1) the value of the related mortgaged property, plus any payments from an insurer or guarantor in the case of commercial mortgage loans, and (2) the amount owing on the mortgage loan.

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

Capital Crossing Preferred’s loans are concentrated in California and New England and adverse conditions in those markets could adversely affect its operations

Properties underlying Capital Crossing Preferred’s current mortgage assets are concentrated primarily in California, particularly Southern California, and New England. As of March 31, 2003, approximately 43.4% of its mortgage assets were secured by properties located in California and 13.4% in New England. Adverse economic, political or business developments or natural hazards may affect these areas and the ability of property owners in these areas to make payments of principal and interest on the underlying mortgages. If either region experienced adverse economic, political or business conditions, Capital Crossing Preferred would likely experience higher rates of loss and delinquency on its mortgage loans than if its loans were more geographically diverse.

A substantial majority of Capital Crossing Preferred’s loans were originated by other parties whose level of due diligence may be different than Capital Crossing’s level of due diligence

At March 31, 2003, approximately 93.8% of Capital Crossing Preferred’s loan portfolio consisted of loans originated by third parties that were purchased by Capital Crossing and subsequently acquired by Capital Crossing Preferred from Capital Crossing. Because these loans were originated by third parties, Capital Crossing generally is not able to conduct the same level of due diligence on these loans that it would have conducted had it originated them. Generally, while Capital Crossing conducts an acquisition review, it relies on the underwriting standards of the parties originating the loans it acquires. The standards of these loan originators may be substantially different than those of Capital Crossing. These differences may include less rigorous appraisal requirements and debt service coverage ratios, and less rigorous analysis of property location and environmental factors, building condition and age, tenant quality, compliance with zoning regulations, any use restrictions, easements or right of ways that may impact the value and the borrower’s ability to manage the property. Other disadvantages of purchased loans versus originated loans may include the lack of current financial information, incomplete legal documentation and outdated appraisals.

More than half of Capital Crossing Preferred’s loan portfolio is made up of commercial mortgage loans which are generally riskier than other types of loans

Commercial mortgage loans constituted approximately 69.5% of the total gross loans in Capital Crossing Preferred’s loan portfolio at March 31, 2003 and commercial mortgage loans are generally subject it to greater risks than other types of loans. Capital Crossing Preferred’s commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, tend to have shorter maturities than residential mortgage loans and may not be fully amortizing, meaning that they have a principal balance or “balloon” payment due on maturity. The commercial real estate properties underlying Capital Crossing Preferred’s commercial mortgage loans also tend to be unique and are more difficult to value than residential real estate properties. They are also subject to relatively greater environmental risks than other types of loans and to the corresponding burdens and costs of compliance with environmental laws and regulations. Because of these risks related to commercial mortgage loans, Capital Crossing Preferred may experience higher rates of default on its mortgage loans than it would if its loan portfolio was more diversified and included a greater number of residential and other mortgage loans.

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

Capital Crossing Preferred could be held responsible for environmental liabilities of properties it acquires through foreclosure

If Capital Crossing Preferred chooses to foreclose on a defaulted mortgage loan to recover its investment it may be subject to environmental liabilities related to the underlying real property. Approximately 69.5% of the loans in Capital Crossing Preferred’s portfolio at March 31, 2003 were commercial mortgage loans, which generally are subject to relatively greater environmental risks than other types of loans. Hazardous substances or wastes, contaminants, pollutants or sources thereof may be discovered on properties during Capital Crossing Preferred’s ownership or after a sale to a third party. The amount of environmental liability could exceed the value of the real property. There can be no assurance that Capital Crossing Preferred would not be fully liable for the entire cost of any removal and clean-up on an acquired property, that the cost of removal and clean-up would not exceed the value of the property or that Capital Crossing Preferred could recoup any of the costs from any third party. In addition, Capital Crossing Preferred may find it difficult or impossible to sell the property prior to or following any such remediation.

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

The terms of Capital Crossing Preferred’s guarantee of obligations of Capital Crossing.  Capital Crossing Preferred has guaranteed all of the obligations of Capital Crossing under advances Capital Crossing may receive from time to time from the FHLBB, and has agreed to pledge a significant amount of it’s assets in connection with those advances. The assets Capital Crossing Preferred pledges to the FHLBB will vary from time to time; however, the potential exists for Capital Crossing Preferred to pledge all of its assets to the FHLBB to secure advances to Capital Crossing. In addition, Capital Crossing has pledged to the FHLBB all of the shares of Capital Crossing Preferred’s capital stock it owns as collateral for its FHLBB borrowings. Under the terms of the pledge, if Capital Crossing becomes undercapitalized the FHLBB may require Capital Crossing to dissolve Capital Crossing Preferred such that the assets of Capital Crossing Preferred are distributed to Capital Crossing. In this circumstance the holders of Series A and Series C Preferred shares would receive their liquidation preference only to the extent there are available assets of Capital Crossing Preferred following satisfaction of its outstanding obligations, including its guarantee of Capital Crossing’s FHLBB borrowings. At March 31, 2003, approximately $39.6 million, or 11.9%, of Capital Crossing Preferred assets have been pledged to and accepted by the FHLBB to secure advances to Capital Crossing. Capital Crossing has also agreed with the FHLBB that it will not request or accept advances from the FHLBB in excess of Capital Crossing Preferred’s total stockholders equity, less the stockholders equity attributable to the Series A and Series C preferred shares. As of March 31, 2003, this restriction would limit Capital Crossing’s ability to receive advances in excess of approximately $304.3 million. As of March 31, 2003, Capital Crossing had $129.0 million in outstanding FHLBB borrowings. The guarantee and pledge were approved by Capital Crossing Preferred’s independent directors, subject to certain requirements and limitations, including the requirement that Capital Crossing pay Capital Crossing Preferred a guarantee fee. Any default by Capital Crossing on its obligations which would require Capital Crossing Preferred to satisfy its guarantee could adversely affect its business and its ability to make timely payments of dividends.

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

Capital Crossing Preferred may pay more than fair market value for mortgages it purchases from Capital Crossing because it does not engage in arm’s- length negotiations with Capital Crossing

Capital Crossing Preferred acquires mortgage assets from Capital Crossing under a master mortgage loan purchase agreement between it and Capital Crossing, at an amount equal to Capital Crossing’s net carrying value for those mortgage assets. Because Capital Crossing is an affiliate of Capital Crossing Preferred’s, Capital Crossing Preferred does not engage in any arm’s-length negotiations regarding the consideration to be paid. Accordingly, if Capital Crossing’s net carrying value exceeds the fair market value of the mortgage assets, Capital Crossing Preferred would pay Capital Crossing more than the fair market value for those mortgaged assets.

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

Capital Crossing Preferred’s methods for evaluating interest rate risk include an analysis of its interest-earning assets maturing or repricing within a given time period. Since Capital Crossing Preferred has no interest-bearing liabilities, a period of rising interest rates would tend to result in an increase in interest income. A period of falling interest rates would tend to adversely affect interest income.

The following table sets forth Capital Crossing Preferred’s interest-rate-sensitive assets categorized by repricing dates and weighted average yields at March 31, 2003. For fixed rate instruments, the repricing date is the maturity date. For adjustable-rate instruments, the repricing date is deemed to be the earliest possible interest rate adjustment date. Assets that are subject to immediate repricing are placed in the overnight column.

	Overnight	Within One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	Over Five Years	Total
	(dollars in thousands)
Interest-bearing deposits in banks	$116,338	$100	$—	$—	$—	$—	$—	$116,438
Average interest rate	2.66%	2.00%
Fixed-rate loans (1)	—	40,820	27,643	21,621	14,055	11,447	19,752	135,338
Average interest rate		8.33%	8.23%	8.31%	7.90%	7.82%	7.00%
Adjustable-rate loans (1)	27,696	56,949	5,346	248	—	—	—	90,239
Average interest rate	7.60%	6.59%	8.88%	8.96%

Total rate-sensitive assets	$144,034	$97,869	$32,989	$21,869	$14,055	$11,447	$19,752	$342,015

(1) Loans are presented at net amounts before deducting the allowance for loan losses and exclude non-performing loans.

Based on Capital Crossing Preferred’s experience, management applies the assumption that, on average, approximately 14% of the outstanding fixed and adjustable rate loans will prepay annually.

At March 31, 2003, the fair value of net loans was $239.0 million as compared to the net carrying value of net loans of $219.6 million. The fair value of interest-bearing deposits in banks approximates carrying value.

Item 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the date of this report, Capital Crossing Preferred carried out an evaluation under the supervision and with the participation of its management, including its Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Capital Crossing Preferred’s disclosure controls and procedures. In designing and evaluating Capital Crossing Preferred’s disclosure controls and procedures, Capital Crossing Preferred and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that they believe Capital Crossing Preferred’s disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by Capital Crossing Preferred in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the rules regarding disclosure controls and procedures, we intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Capital Crossing Preferred Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CROSSING PREFERRED CORPORATION

Date: May 13, 2003	By:	/s/ Richard Wayne
Richard Wayne
President (Principal Executive Officer)

Date: May 13, 2003	By:	/s/ Edward F. Mehm
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

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	By:	/s/ Richard Wayne
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

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	By:	/s/ Edward F. Mehm
Edward F. Mehm
Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Item	Page Number

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Richard Wayne, President (Prinicipal Executive Officer).	27
99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Edward F. Mehm, Treasurer (Principal Financial Officer).	28