Form 10-Q
period 2003-06-30
CAPITAL CROSSING PREFERRED CORP
filed 2003-08-14
CIK 1072806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Indicate the number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of August 8, 2003: 100.

No common stock was held by non-affiliates of the issuer.

Capital Crossing Preferred Corporation

PART I

Item 1. Financial Statements

Capital Crossing Preferred Corporation

Balance Sheets

	June 30, 2003	December 31, 2002
	(in thousands, except share data)
ASSETS

Cash account with Capital Crossing Bank	$89	$88
Interest-bearing deposits with Capital Crossing Bank	26,077	92,622

Total cash and cash equivalents	26,166	92,710
Certificate of deposit	100	100

Loans	226,159	277,515
Less discount and net deferred loan income	(28,410)	(32,196)
Less allowance for loan losses	(4,954)	(7,354)

Loans, net	192,795	237,965

Accrued interest receivable	890	1,219
Other assets	22	—

	$219,973	$331,994

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses and other liabilities	$372	$435

Total liabilities	372	435

Stockholders’ equity:
Preferred stock, Series A, 9.75% non-cumulative, exchangeable; $.01 par value;
$10 liquidation value per share; 1,449,000 shares authorized, 1,416,130 shares issued and outstanding	14	14
Preferred stock, Series B, 8% cumulative, non convertible; $.01 par value;
$1,000 liquidation value per share plus accrued dividends; 1,000 shares authorized, 941 shares issued and outstanding	—	—
Preferred stock, Series C, 10.25% non-cumulative, exchangeable; $.01 par value;
$10 liquidation value per share; 1,840,000 shares authorized, issued and outstanding	18	18
Common stock, $.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	219,569	329,475
Retained earnings	—	2,052

Total stockholders’ equity	219,601	331,559

	$219,973	$331,994

See accompanying notes to unaudited interim financial statements.

Capital Crossing Preferred Corporation

Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)
Interest income:
Interest and fees on loans	$5,735	$5,485	$11,406	$10,455
Interest on interest-bearing deposits	343	366	1,062	947
Total interest income	6,078	5,851	12,468	11,402

Credit for loan losses	2,400	—	2,400	—
Net interest income, after credit for loan losses	8,478	5,851	14,868	11,402

Other income:
Gain on sale of loans	—	—	—	517
Guarantee fee income	20	20	40	40
Total other income	20	20	40	557

Operating expenses:
Loan servicing and advisory services	152	157	324	261
Other real estate owned income	(342)	—	(342)	—
Other general and administrative	66	30	125	47
Total operating expenses	(124)	187	107	308

Net income	8,622	5,684	14,801	11,651

Preferred stock dividends	836	836	1,671	1,671
Net income available to common stockholder	$7,786	$4,848	$13,130	$9,980

See accompanying notes to unaudited interim financial statements.

Capital Crossing Preferred Corporation

Statements of Changes in Stockholders’ Equity

	Six Months Ended June 30, 2003
	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(dollars in thousands)

Balance at December 31, 2002	1,416,130	$14	941	$—	1,840,000	$18	100	$—	$329,475	$2,052	$331,559
Net income	—	—	—	—	—	—	—	—	—	14,801	14,801
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	(690)	(690)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	(38)	(38)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	(943)	(943)
Return of capital to common stockholder	—	—	—	—	—	—	—	—	(109,906)	—	(109,906)
Common stock dividend	—	—	—	—	—	—	—	—	—	(15,182)	(15,182)
Balance at June 30, 2003	1,416,130	$14	941	$—	1,840,000	$18	100	$—	$219,569	$—	$219,601

	Six Months Ended June 30, 2002
	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(dollars in thousands)

Balance at December 31, 2001	1,416,130	$14	941	$—	1,840,000	$18	100	$—	$235,742	$174	$235,948
Net income	—	—	—	—	—	—	—	—	—	11,651	11,651
Capital contribution from common stockholder	—	—	—	—	—	—	—	—	83,222	—	83,222
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	(690)	(690)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	(38)	(38)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	(943)	(943)
Balance at June 30, 2002	1,416,130	$14	941	$—	1,840,000	$18	100	$—	$318,964	$10,154	$329,150

See accompanying notes to unaudited interim financial statements.

Capital Crossing Preferred Corporation
Statements of Cash Flows

	Six Months Ended June 30,
	2003	2002
	(in thousands)
Cash flows from operating activities:
Net income	$14,801	$11,651
Adjustments to reconcile net income to net cash from operating activities:
Gain on sale of other real estate owned	(334)	—
Gain on sale of loans	—	(517)
Credit for loan losses	(2,400)	—
Other, net	244	241

Net cash from operating activities	12,311	11,375

Cash flows from (used in) investing activities:
Amortization and pay-offs on loans	46,231	39,094
Proceeds from sale of other real estate owned	1,585	—
Proceeds from sales of loans	—	2,686
Purchase of loans from Capital Crossing Bank	—	(75,637)

Net cash from (used in) investing activities	47,816	(33,857)

Cash flows used in financing activities:
Return of capital to common stockholder	(109,906)	—
Payment of preferred stock dividends	(1,671)	(1,671)
Payment of common stock dividend	(15,094)	—

Net cash used in financing activities	(126,671)	(1,671)

Net change in cash and cash equivalents	(66,544)	(24,153)
Cash and cash equivalents at beginning of period	92,710	87,989

Cash and cash equivalents at end of period	$26,166	$63,836

Supplemental information:
Dividend to common stockholder in the form of mortgage loans	$88	$—
Transfers from loans to other real estate owned	1,251	—
Capital contributions from common stockholder in the form of mortgage loans	—	83,222

See accompanying notes to unaudited interim financial statements.

Capital Crossing Preferred Corporation
Notes to Financial Statements
Three and Six Month Periods Ended June 30, 2003 and 2002

Note 1. Basis of Presentation

Capital Crossing Preferred Corporation (“Capital Crossing Preferred), is a Massachusetts corporation organized on March 20, 1998, to acquire and hold real estate assets.  Capital Crossing Bank (“Capital Crossing”), a federally insured Massachusetts trust company, owns all of Capital Crossing Preferred’s outstanding common stock.  Capital Crossing is in compliance with its regulatory capital requirements at June 30, 2003.

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

The financial information as of June 30, 2003 and the results of operations for the three and six months ended June 30, 2003 and 2002, changes in stockholders’ equity and cash flows for the six months ended June 30, 2003 and 2002 are unaudited; however, in the opinion of management, the financial information reflects all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America.  Interim results are not necessarily indicative of results to be expected for the entire year.  These interim statements are intended to be read in conjunction with the financial statements presented in Capital Crossing Preferred’s Annual Report on Form 10-K as of and for the year ended December 31, 2002.

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

Note 2. Commitments and Contingencies

Guarantees

Capital Crossing Preferred has guaranteed all of the obligations of Capital Crossing under advances Capital Crossing may receive from time to time from the Federal Home Loan Bank of Boston (“FHLBB”), and Capital Crossing Preferred has agreed to pledge a significant amount of its assets in connection with those advances. This guarantee would rank senior to the preferred shares upon liquidation. Capital Crossing Preferred’s obligations under this agreement are limited by applicable laws pertaining to fraudulent conveyance and fraudulent transfer. The assets pledged to the FHLBB will vary from time to time, however the potential exists for Capital Crossing Preferred to pledge all of its assets to the FHLBB to secure advances to Capital Crossing. In addition, Capital Crossing has pledged to the FHLBB all of the shares of Capital Crossing Preferred’s capital stock it owns as collateral for its FHLBB borrowings.  Under the terms of the pledge, if Capital Crossing becomes undercapitalized, the FHLBB may require Capital Crossing to dissolve Capital Crossing Preferred such that the assets of Capital Crossing Preferred are distributed to Capital Crossing. In such circumstance, holders of the Series A and Series C preferred stock would receive their liquidation preference only to the extent there are available assets of Capital Crossing Preferred following satisfaction of its outstanding obligations, including its guarantee of Capital Crossing’s FHLBB borrowings.  At June 30, 2003, approximately $38.3 million, or 17.4%, of Capital Crossing Preferred’s assets had been pledged to and accepted by the FHLBB to secure advances to Capital Crossing.  Capital Crossing has also agreed that it will not request or accept advances from the FHLBB in excess of Capital Crossing Preferred’s total stockholder’s equity, less the stockholder’s equity attributable to the Series A and Series C preferred shares. As of June 30, 2003, this restriction would limit Capital Crossing’s ability to receive advances in excess of approximately $187.0 million. As of June 30, 2003, Capital Crossing had $129.0 million in outstanding FHLBB borrowings.

Tax assessment

The Massachusetts Department of Revenue (“DOR”) had issued tax assessments to Capital Crossing and numerous other financial institutions in Massachusetts that reported a deduction for dividends received from a REIT on their Massachusetts financial institution excise tax returns.

On March 5, 2003, the Governor of Massachusetts signed a bill that amends Massachusetts law to expressly disallow the deduction for dividends from a REIT. This amendment applies retroactively to tax years ending on or after December 31, 1999.

Capital Crossing Preferred had also received a Notice of Assessment for additional taxes from the DOR. However, on June 23, 2003, Capital Crossing announced that it had entered into a settlement with the DOR to pay approximately 50% of the disputed tax liability for the years 1998 through 2002. As a result of this settlement, the DOR has agreed not to seek further actions to disallow Capital Crossing Preferred’s dividend paid deductions taken during the disputed tax years.

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

Allowance for Loan Losses.  Arriving at an appropriate level of allowance for loan losses requires a high degree of judgment. Capital Crossing Preferred maintains an allowance for probable loan losses that are inherent in its loan portfolio. The initial allowance for loan losses was transferred from Capital Crossing at the time of the initial transfer of loans to Capital Crossing Preferred and additional transfers are made in connection with each transfer of loans from Capital Crossing. Subsequent to the date of transfer, the allowance for loan losses will be increased or decreased through a provision or credit for loan losses included in earnings. Additionally, the allowance for loan losses may be increased upon allocation of purchase discount upon acquisition of loans. Loan losses are charged against the allowance when management believes the loan balance, or a portion thereof, is uncollectible. Subsequent recoveries, if any, are credited to the allowance when cash payments are received.

Management makes significant judgments in determining the adequacy of the allowance for loan losses. Management initially considers the loan loss allowances specifically allocated to individual impaired loans. Next, management considers the level of general loan loss allowances deemed appropriate for the balance of the portfolio. Factors considered include known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, historical loss ranges, the estimated value of any underlying collateral and prevailing economic conditions. An additional allowance for loan losses is maintained based on a judgmental process whereby management considers qualitative and quantitative assessments of other factors including regional credit concentration, industry concentration, results of regulatory examinations, historical loss ranges, portfolio composition, economic conditions such as interest rates and energy costs and other changes in the portfolio. The allowance for loan losses is management’s estimate of the probable loan losses incurred as of the balance sheet date. There can be no assurance regarding the future levels of Capital Crossing’s actual losses with respect to loans and leases.

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

Results of Operations

Three Months Ended June 30, 2003 and 2002

Net income available to common stockholder increased $2.9 million, or 60.6%, to $7.8 million for the three months ended June 30, 2003 compared to $4.9 million for the three months ended June 30, 2002.  This increase is primarily attributable to a credit for loan losses, an increase in interest and fees on loans and an increase in other real estate owned income. Total interest income for the three months ended June 30, 2003 increased $227,000, or 3.9%, to $6.1 million, compared to $5.9 million for the three months ended June 30, 2002.

The following table sets forth the yields on Capital Crossing Preferred’s earning assets for the periods indicated:

	Three Months Ended June 30,
	2003			2002

Average Balance

Interest Income

Yield

Average Balance

Interest Income

Yield

	(dollars in thousands)

Loans, net (1)	$205,714	$5,735	11.18%	$223,462	$5,485	9.85%
Interest-bearing deposits	137,459	343	1.00	53,025	366	2.77
	$343,173	$6,078	7.10%	$276,487	$5,851	8.49%

(1) Non-performing loans are excluded from average balance calculations.

The yield on the loan portfolio increased as a result of an increase in income recognized at the time of individual loan pay-offs, partially offset by a decline in regularly scheduled interest income. The decline in regularly scheduled interest income is a result of: (1) a declining interest rate environment, (2) the purchase or contribution in 2002 of loans from Capital Crossing that were acquired from the Small Business Administration which generate lower regularly scheduled interest and accretion and (3) a decline in the average balance of the loan portfolio. Average loans, net for the three months ended June 30, 2003 totaled $205.7 million compared to $223.5 million for the same period in 2002. This decrease is primarily attributable to pay-offs and amortization of loans, partially offset by purchases of loans from or contributions of loans by Capital Crossing totaling $108.5 million since the second quarter of 2002.

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

	Three Months Ended June 30,
	2003		2002
	Interest Income	Yield	Interest Income	Yield
	(dollars in thousands)

Regularly scheduled interest and accretion income	$3,989	7.78%	$4,555	8.18%
Interest and fee income recognized on loan pay-offs:
Non-amortizing discount	301	0.59	519	0.93
Amortizing discount	1,340	2.61	295	0.53
Other interest and fee income	105	0.20	116	0.21
	1,746	3.40	930	1.67
	$5,735	11.18%	$5,485	9.85%

The amount of loan pay-offs and related discount income is influenced by several factors, including the interest rate environment, the real estate market in particular areas, the timing of transactions, and circumstances related to individual borrowers and loans.

The average balance of interest-bearing deposits increased $84.4 million to $137.5 million for the three months ended June 30, 2003, compared to $53.0 million for the same period in 2002, as a result of cash flows from loan repayments; offset by loan purchases and periodic dividend payments. The yield on interest-bearing deposits decreased in 2003 because the rate paid by Capital Crossing on the money market account held by Capital Crossing Preferred decreased consistently with deposit interest rates generally compared to 2002.

Capital Crossing Preferred recorded a credit for loan losses of $2.4 million for the three months ended June 30, 2003. No provision or credit was recorded for the three months ended June 30, 2002. Capital Crossing Preferred has experienced a high rate of loan pay-offs and thus recorded a credit for loan losses to reduce allowance allocations related to the loans that have paid off. The allowance for loan losses is based on the size of the portfolio and its historical performance. The determination of this allowance requires the use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety.  Should the loan portfolio continue to decline without utilization of the allowance for loan losses, future credits for loans losses may be necessary.

Loan servicing and advisory services for the three months ended June 30, 2003 decreased $5,000, or 3.2%, to $152,000 compared to $157,000 for the three months ended June 30, 2002. This decrease is due to the overall decrease in the average balance of the loan portfolio.

Other real estate owned income for the three months ended June 30, 2003 is comprised of a gain of $334,000 on the sale of one property to an unaffiliated third party and rental income of $8,000. There was no other real estate owned income during the three months ended June 30, 2002.

Other general and administrative expenses for the three months ended June 30, 2003 increased $36,000, or 120.0%, to $66,000 compared to $30,000 for the three months ended June 30, 2002. This increase is due primarily to an increase in legal fees in connection with loan-related matters.

Capital Crossing Preferred intends to pay dividends on its preferred stock and common stock in amounts necessary to continue to preserve its status as REIT under the Internal Revenue Code.

Six Months Ended June 30, 2003 and 2002

Net income available to common stockholder increased $3.2 million, or 31.6%, to $13.1 million for the six months ended June 30, 2003 compared to $10.0 million for the six months ended June 30, 2002. This increase is primarily attributable to a credit for loan losses, an increase in interest income and an increase in other real estate owned income. Total interest income for the six months ended June 30, 2003 increased $1.1 million, or 9.3%, to $12.5 million, compared to $11.4 million for the six months ended June 30, 2002.

The yields on Capital Crossing Preferred’s earning assets are summarized as follows:

	Six Months Ended June 30,
	2003			2002

Average Balance

Interest Income

Yield

Average Balance

Interest Income

Yield

	(dollars in thousands)

Loans, net (1)	$220,343	$11,406	10.44%	$187,537	$10,455	11.24%
Interest-bearing deposits	120,732	1,062	1.77	71,648	947	2.67
	$341,075	$12,468	7.37%	$259,185	$11,402	8.87%

(1) Non-performing loans are excluded from average balance calculations.

The yield on the loan portfolio declined as a result of: (1) a decrease in yield attributable to regularly scheduled interest income as a result of the declining interest rate environment, (2) a decline, relative to the overall yield on loans, in interest income recognized at the time of individual loan pay-offs and (3) the purchase or contribution in 2002 of loans from Capital Crossing that were acquired from the Small Business Administration which generate lower regularly scheduled interest and accretion. Average loans, net for the six months ended June 30, 2003 totaled $220.3 million compared to $187.5 million for the same period in 2002. This increase is primarily attributable to purchases of loans from or contribution of loans by Capital Crossing totaling $108.5 million, which was partially offset by pay-offs, sales, and amortization related to loans, since the second quarter of 2002.

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

	Six Months Ended June 30,
	2003		2002
	Interest Income	Yield	Interest Income	Yield
	(dollars in thousands)

Regularly scheduled interest and accretion income	$8,461	7.74%	$7,854	8.44%
Interest and fee income recognized on loan pay-offs:
Non-amortizing discount	861	0.79	1,172	1.26
Amortizing discount	1,974	1.81	1,279	1.38
Other interest and fee income	110	0.10	150	0.16
	2,945	2.70	2,601	2.80
	$11,406	10.44%	$10,455	11.24%

The amount of loan pay-offs and related discount income is influenced by several factors, including the interest rate environment, the real estate market in particular areas, the timing of transactions, and circumstances related to individual borrowers and loans.

The average balance of interest-bearing deposits increased $49.1 million to $120.7 million for the six months ended June 30, 2003, compared to $71.6 million for the same period in 2002, as a result of cash flows from loan repayments; offset by loan purchases and periodic dividend payments. The yield on interest-bearing deposits decreased in 2003 because the rate paid by Capital Crossing on the money market account held by Capital Crossing Preferred decreased consistently with deposit interest rates generally compared to 2002.

Capital Crossing Preferred recorded a credit for loan losses of $2.4 million for the six months ended June 30, 2003. No provision or credit was recorded for the six months ended June 30, 2002. Capital Crossing Preferred has experienced a high rate of loan pay-offs and thus recorded a credit for loan losses to reduce allowance allocations related to the loans that have paid off. The allowance for loan losses is based on the size of the portfolio and its historical performance. The determination of this allowance requires the use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety.  Should the loan portfolio continue to decline without utilization of the allowance for loan losses, future credits for loans losses may be necessary.

The gain on sales of loans of $517,000 is the result of the sale of one loan to an unaffiliated third party during the six months ended June 30, 2002. There were no loans sold to unaffiliated third parties during the six months ended June 30, 2003.

Loan servicing and advisory services expenses for the six months ended June 30, 2003 increased $63,000, or 24.1%, to $324,000 compared to $261,000 for the six months ended June 30, 2002. This increase was due to the overall increase in the average balance of the loan portfolio.

Other real estate owned income for the six months ended June 30, 2003 is comprised of a gain of $334,000 on the sale of one property to an unaffiliated third party and rental income of $8,000. There was no other real estate owned income during the six months ended June 30, 2002.

Other general and administrative expenses for the six months ended June 30, 2003 increased $78,000, or 166.0%, to $125,000 compared to $47,000 for the six months ended June 30, 2002.  This increase was due primarily to an increase in legal fees in connection with loan-related matters.

Capital Crossing Preferred intends to pay dividends on its preferred stock and common stock in amounts necessary to continue to preserve its status as a REIT under the Internal Revenue Code.

Financial Condition

Interest-bearing Deposits with Capital Crossing Bank

Interest-bearing deposits with Capital Crossing Bank consist entirely of a money market account at June 30, 2003.

Loan Portfolio

To date, all of Capital Crossing Preferred’s loans have been purchased from or contributed by Capital Crossing. The following table sets forth information regarding the composition of the loan portfolio at the dates indicated:

	June 30, 2003	December 31, 2002
	(in thousands)
Mortgage loans on real estate:
Commercial real estate	$156,757	$191,567
Multi-family residential	61,693	77,598
One-to-four family residential	2,057	2,529
Land	5,652	5,821
Total, gross	226,159	277,515

Less:
Non-amortizing discount	(6,614)	(8,158)
Amortizing discount	(21,570)	(23,926)
Net deferred loan fees	(226)	(112)
Allowance for loan losses	(4,954)	(7,354)
Loans, net	$192,795	$237,965

Included in net loans, at June 30, 2003 and December 31, 2002, are approximately $23.0 million and $32.9 million (of which $180,000 at December 31, 2002 are non-performing), respectively, for which the net recorded investment represents the amortized cost of these loans, where at acquisition, the amounts of reasonably estimable and probable discounted future cash collections were less than the contractual balances owed. These loans were purchased at a price to yield a market rate of interest after considering the credit quality of the loans at acquisition and the aforementioned expected future cash collections. The excess of the contractual balances over the amount of reasonably estimable and probable discounted future cash collections represents the predominant portion of the $6.6 million and $8.2 million of non-amortizing discount at June 30, 2003 and December 31, 2002, respectively.

Capital Crossing Preferred intends that each loan acquired from Capital Crossing in the future will be a whole loan, and will be originated or acquired by Capital Crossing in the ordinary course of its business. Capital Crossing Preferred also intends that all loans held by it will be serviced pursuant to its master service agreement with Capital Crossing.

From time to time, returns of capital may be made to Capital Crossing. This would have the effect of reducing the asset size of Capital Crossing Preferred.  Such returns were made during the three months ended June 30, 2003, as further described under “Stockholders’ Equity” below.

Non-performing loans, net of discount, totaled $20,000 and $1.8 million at June 30, 2003 and December 31, 2002, respectively.

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

The following table sets forth certain information relating to the activity in the non-amortizing discount for the periods indicated:

	Three Months Ended June30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)

Balance at beginning of period	$7,267	$4,388	$8,158	$6,062
Additions in connection with loans acquired from Capital Crossing	—	5,459	—	5,667
Accretion	(295)	(519)	(855)	(1,172)
Transfers to amortizing portion upon improvements in cash flows	(328)	—	(649)	(244)
Net reductions related to resolutions and restructures	(30)	—	(40)	(678)
Non-amortizing discount relating to loans sold to Capital Crossing	—	(72)	—	(379)
Balance at end of period	$6,614	$9,256	$6,614	$9,256

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

Additional factors influencing the calculation of the allowance for loan losses are particular concentrations within the portfolio, including the geographic concentration of loans in California, which accounted for approximately 42.7% of the portfolio at June 30, 2003, and concentrations of loans to individual borrowers.

Capital Crossing Preferred’s allowance for loan losses at June 30, 2003 was $5.0 million. The determination of this allowance requires the use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. In addition, regulatory agencies periodically review the adequacy of the allowance for loan losses and may require Capital Crossing Preferred to make additions to its allowance for loan losses. While management believes its estimates and assumptions are reasonable, there can be no assurance that they will be proven to be correct in the future. The actual amount of future provisions that may be required cannot be determined, and such provisions may exceed the amounts of past provisions. Management believes that the allowance for loan losses is adequate to absorb the known and inherent risks in Capital Crossing Preferred’s loan portfolio at each date based on the facts known to management as of such date. Management continues to monitor and modify the allowances for general and specific loan losses as economic conditions dictate.

The following table sets forth an analysis of the allowance for loan losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)
Balance at beginning of period	$7,354	$5,140	$7,354	$4,659
Credit for loan losses	(2,400)	—	(2,400)	—
Transfer from Capital Crossing with loans purchased	—	3,763	—	4,250
Transfer to Capital Crossing with loans sold	—	(7)	—	(13)
Balance at end of period	$4,954	$8,896	$4,954	$8,896

Stockholders’ Equity.  Total stockholders’ equity decreased $112.0 million, or 33.8%, to $219.6 million at June 30, 2003 from $331.6 million at December 31, 2002. The decrease in stockholders’ equity was a result of distributions to the common stockholder of $125.1 million, in the form common stock dividends and a return of capital, and preferred dividends of $1.7 million, offset by net income of $14.8 million.

The return of capital to the common stockholder was a result of excess cash which had accumulated as a result of loan repayments. In the future, cash collections may be used to purchase additional loans or for additional returns of capital depending on various factors such as the level of loans held at the time.

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

At June 30, 2003, 42.7% and 13.8%, respectively, of Capital Crossing Preferred’s total loan portfolio consisted of loans located in California and New England. At December 31, 2002, 43.7% and 14.1% of Capital Crossing Preferred’s total real estate loan portfolio consisted of loans located in California and New England, respectively. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political or business developments or natural hazards in California or New England that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages.

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

All of these factors should be carefully reviewed, and the reader of this Form 10-Q should be aware that there might be other factors that could cause these differences.

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

If Capital Crossing Preferred incurs significant indebtedness, it may not have sufficient funds to make dividend or liquidation payments on the Series A or Series C preferred shares. Upon Capital Crossing Preferred’s liquidation, its obligations to its creditors would rank senior to the Series A and Series C preferred shares. At June 30, 2003, Capital Crossing Preferred had approximately $81,000 in accounts payable and other liabilities which, upon its liquidation, would be required to be paid before any payments could be made to holders of the Series A or Series C preferred shares. In addition, upon Capital Crossing Preferred’s liquidation, dissolution or winding up, if it does not have sufficient funds to pay the full liquidation amount to the holders of the Series A and Series C preferred shares, such holders may receive less than the $10.00 per share liquidation amount.

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

•                  payment of dividends on the Series A and Series C preferred shares could also be subject to regulatory limitations if Capital Crossing becomes undercapitalized. Capital Crossing will be deemed undercapitalized if its total risk-based capital ratio is less than 8.0%, its Tier 1 risk-based capital ratio is less than 4.0% or its Tier 1 leverage ratio is less than 4.0%. At June 30, 2003, Capital Crossing had a total risk-based capital ratio of 13.92%, a Tier 1 risk-based capital ratio of 12.65% and a Tier 1 leverage ratio of 10.63%, which is sufficient for Capital Crossing to be considered well-capitalized. As part of its common stock repurchase program, Capital Crossing has also agreed with the FDIC to maintain, for so long as the repurchase program continues, its Tier 1 leverage ratio at least 8.00%. Capital Crossing Preferred makes no assurance that Capital Crossing will be well-capitalized under applicable regulations as of any future date. For purposes of calculating these capital ratios as a percentage of Capital Crossing’s risk-weighted assets, as opposed to its total assets, Capital Crossing’s assets are assigned to risk categories based on the relative credit risk of the asset in question. These risk weights consist of 0% for assets deemed least risky such as cash, claims backed by the full faith and credit of the U.S. government, and balances due from Federal Reserve banks; 20% for assets deemed slightly more risky such as portions of obligations conditionally guaranteed by the U.S. government or federal funds sold; 50% for assets deemed still more risky such as government issued-revenue bonds, one-to-four family residential first mortgage loans and well-collateralized multi-family residential first mortgage loans; and 100% for all other assets, including private sector loans such as commercial mortgage loans as well as bank-owned real estate.

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

Capital Crossing Preferred does not have insurance to cover its exposure to borrower defaults and bankruptcies and special hazard losses that are not covered by its standard hazard insurance policies

Capital Crossing Preferred does not normally obtain general credit enhancements such as mortgagor bankruptcy insurance or obtain special hazard insurance for its mortgage assets, other than standard hazard insurance, which will in each case only relate to individual mortgage loans. Accordingly, Capital Crossing Preferred will be subject to risks of borrower defaults and bankruptcies and special hazard losses, such as losses occurring from floods that are not covered by standard hazard insurance. A significant number of loans acquired in recent years are loans that were originated under the Small Business Administration’s disaster relief program. These loans are typically loans made to small businesses and individuals for the purpose of assisting those who have been the victim of a disaster and may be located in an area prone to such disasters. In the event of a default on any mortgage loan held by Capital Crossing Preferred resulting from declining property values or worsening economic conditions, among other factors, it would bear the risk of loss of principal to the extent of any deficiency between (1) the value of the related mortgaged property, plus any payments from an insurer or guarantor in the case of commercial mortgage loans, and (2) the amount owing on the mortgage loan.

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

Capital Crossing Preferred’s loans are concentrated in California and New England and adverse conditions in those markets could adversely affect its operations

Properties underlying Capital Crossing Preferred’s current mortgage assets are concentrated primarily in California, particularly Southern California, and New England. As of June 30, 2003, approximately 42.7% of its mortgage assets were secured by properties located in California and 13.8% in New England. Adverse economic, political or business developments or natural hazards may affect these areas and the ability of property owners in these areas to make payments of principal and interest on the underlying mortgages. If either region experienced adverse economic, political or business conditions, Capital Crossing Preferred would likely experience higher rates of loss and delinquency on its mortgage loans than if its loans were more geographically diverse.

A substantial majority of Capital Crossing Preferred’s loans were originated by other parties whose level of due diligence may be different than Capital Crossing’s level of due diligence

At June 30, 2003, approximately 93.4% of Capital Crossing Preferred’s loan portfolio consisted of loans originated by third parties that were purchased by Capital Crossing and subsequently acquired by Capital Crossing Preferred from Capital Crossing. Because these loans were originated by third parties, Capital Crossing generally is not able to conduct the same level of due diligence on these loans that it would have conducted had it originated them. Generally, while Capital Crossing conducts an acquisition review, it relies on the underwriting standards of the parties originating the loans it acquires. The standards of these loan originators may be substantially different than those of Capital Crossing. These differences may include less rigorous appraisal requirements and debt service coverage ratios, and less rigorous analysis of property location and environmental factors, building condition and age, tenant quality, compliance with zoning regulations, any use restrictions, easements or right of ways that may impact the value and the borrower’s ability to manage the property. Other disadvantages of purchased loans versus originated loans may include the lack of current financial information, incomplete legal documentation and outdated appraisals.

More than half of Capital Crossing Preferred’s loan portfolio is made up of commercial mortgage loans which are generally riskier than other types of loans

Commercial mortgage loans constituted approximately 69.3% of the total gross loans in Capital Crossing Preferred’s loan portfolio at June 30, 2003 and commercial mortgage loans are generally subject it to greater risks than other types of loans. Capital Crossing Preferred’s commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, tend to have shorter maturities than residential mortgage loans and may not be fully amortizing, meaning that they have a principal balance or “balloon” payment due on maturity. The commercial real estate properties underlying Capital Crossing Preferred’s commercial mortgage loans also tend to be unique and are more difficult to value than residential real estate properties. They are also subject to relatively greater environmental risks than other types of loans and to the corresponding burdens and costs of compliance with environmental laws and regulations. Because of these risks related to commercial mortgage loans, Capital Crossing Preferred may experience higher rates of default on its mortgage loans than it would if its loan portfolio was more diversified and included a greater number of residential and other mortgage loans.

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

Capital Crossing Preferred could be held responsible for environmental liabilities of properties it acquires through foreclosure

If Capital Crossing Preferred chooses to foreclose on a defaulted mortgage loan to recover its investment it may be subject to environmental liabilities related to the underlying real property. Approximately 69.3% of the loans in Capital Crossing Preferred’s portfolio at June 30, 2003 were commercial mortgage loans, which generally are subject to relatively greater environmental risks than other types of loans. Hazardous substances or wastes, contaminants, pollutants or sources thereof may be discovered on properties during Capital Crossing Preferred’s ownership or after a sale to a third party. The amount of environmental liability could exceed the value of the real property. There can be no assurance that Capital Crossing Preferred would not be fully liable for the entire cost of any removal and clean-up on an acquired property, that the cost of removal and clean-up would not exceed the value of the property or that Capital Crossing Preferred could recoup any of the costs from any third party. In addition, Capital Crossing Preferred may find it difficult or impossible to sell the property prior to or following any such remediation.

Capital Crossing Preferred is dependent in virtually every phase of its operations on the diligence and skill of the management of Capital Crossing

Capital Crossing, which holds all of Capital Crossing Preferred’s common stock, is involved in virtually every aspect of Capital Crossing Preferred’s existence. Capital Crossing Preferred has five officers and no other employees and does not have any independent corporate infrastructure. Capital Crossing Preferred does not have any employees because it has retained Capital Crossing to perform all necessary functions pursuant to the advisory agreement and the master service agreement. All of Capital Crossing Preferred’s officers are also officers of Capital Crossing. Under an advisory agreement between Capital Crossing Preferred and Capital Crossing, Capital Crossing administers day-to-day activities, including monitoring of Capital Crossing Preferred’s credit quality and advising it with respect to the acquisition, management, financing and disposition of mortgage assets and its operations generally. Under a master service agreement between Capital Crossing Preferred and Capital Crossing, Capital Crossing services Capital Crossing Preferred’s loan portfolio. The advisory agreement has an initial term of five years with an automatic renewal feature and the master service agreement has an one-year term with an automatic renewal feature. Both the master service agreement and the advisory agreement are subject to earlier termination upon provision of 30 days and 90 days notice, respectively. Capital Crossing may subcontract all or a portion of its obligations under the advisory agreement to its affiliates or, with the approval of a majority of the Board of Directors as well as a majority of the independent directors, subcontract its obligations under the advisory agreement to unrelated third parties. Capital Crossing will not, in connection with the subcontracting of any of its obligations under the advisory agreement, be discharged or relieved from its obligations under the advisory agreement. The loss of the services of Capital Crossing, or the inability of Capital Crossing to effectively provide such services whether as a result of the loss of key members of Capital Crossing’s management, early termination of the agreements or otherwise, and Capital Crossing Preferred’s inability to replace such services on favorable terms, or at all, could adversely affect Capital Crossing Preferred’s ability to conduct its operations.

Capital Crossing Preferred’s relationship with Capital Crossing may create conflicts of interest

Capital Crossing and its affiliates may have interests which are not identical to Capital Crossing Preferred’s and therefore conflicts of interest have arisen and may arise in the future with respect to transactions between Capital Crossing Preferred and Capital Crossing such as

Acquisition of mortgage assets.  Capital Crossing Preferred anticipates that it will from time to time continue to purchase additional mortgage assets. Capital Crossing Preferred intends to acquire all or substantially all of such mortgage assets from Capital Crossing, on terms that are comparable to those that could be obtained by Capital Crossing Preferred if such mortgage assets were purchased from unrelated third parties. Neither Capital Crossing Preferred nor Capital Crossing currently have specific policies with respect to the purchase by Capital Crossing Preferred from Capital Crossing of particular loans or pools of loans, other than that such assets must be eligible to be held by a REIT. Although these purchases are structured to take advantage of the underwriting procedures of Capital Crossing, and while Capital Crossing Preferred believes that any agreements and transactions between it, on the one hand, and Capital Crossing and/or its affiliates on the other hand, are fair to all parties and consistent with market terms, neither Capital Crossing Preferred nor Capital Crossing have obtained any third-party valuation to confirm whether Capital Crossing Preferred will be paying fair market value for these loans, nor does Capital Crossing Preferred anticipate doing so in the future. Additionally, through limiting Capital Crossing Preferred’s source of purchased mortgage assets solely to those originated or purchased by Capital Crossing, Capital Crossing Preferred’s portfolio will generally reflect the nature, scope and risk of Capital Crossing’s portfolio rather than a more diverse portfolio composed of mortgage loans also purchased from other lenders.

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

The terms of Capital Crossing Preferred’s guarantee of obligations of Capital Crossing.  Capital Crossing Preferred has guaranteed all of the obligations of Capital Crossing under advances Capital Crossing may receive from time to time from the FHLBB, and has agreed to pledge a significant amount of it’s assets in connection with those advances. The assets Capital Crossing Preferred pledges to the FHLBB will vary from time to time; however, the potential exists for Capital Crossing Preferred to pledge all of its assets to the FHLBB to secure advances to Capital Crossing. In addition, Capital Crossing has pledged to the FHLBB all of the shares of Capital Crossing Preferred’s capital stock it owns as collateral for its FHLBB borrowings. Under the terms of the pledge, if Capital Crossing becomes undercapitalized the FHLBB may require Capital Crossing to dissolve Capital Crossing Preferred such that the assets of Capital Crossing Preferred are distributed to Capital Crossing. In this circumstance the holders of Series A and Series C Preferred shares would receive their liquidation preference only to the extent there are available assets of Capital Crossing Preferred following satisfaction of its outstanding obligations, including its guarantee of Capital Crossing’s FHLBB borrowings. At June 30, 2003, approximately $38.3 million, or 17.4%, of Capital Crossing Preferred assets have been pledged to and accepted by the FHLBB to secure advances to Capital Crossing. Capital Crossing has also agreed with the FHLBB that it will not request or accept advances from the FHLBB in excess of Capital Crossing Preferred’s total stockholders equity, less the stockholders equity attributable to the Series A and Series C preferred shares. As of June 30, 2003, this restriction would limit Capital Crossing’s ability to receive advances in excess of approximately $187.0 million. As of June 30, 2003, Capital Crossing had $129.0 million in outstanding FHLBB borrowings. The guarantee and pledge were approved by Capital Crossing Preferred’s independent directors, subject to certain requirements and limitations, including the requirement that Capital Crossing pay Capital Crossing Preferred a guarantee fee. Any default by Capital Crossing on its obligations which would require Capital Crossing Preferred to satisfy its guarantee could adversely affect its business and its ability to make timely payments of dividends.

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

The following table sets forth Capital Crossing Preferred’s interest-rate-sensitive assets categorized by repricing dates and weighted average yields at June 30, 2003. For fixed rate instruments, the repricing date is the maturity date. For adjustable-rate instruments, the repricing date is deemed to be the earliest possible interest rate adjustment date. Assets that are subject to immediate repricing are placed in the overnight column.

	Overnight	Within One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	Over Five Years	Total
	(dollars in thousands)

Interest-bearing deposits	$26,077	$100	$—	$—	$—	$—	$—	$26,177
Average interest rate	1.00%	2.00%
Fixed-rate loans (1)	—	43,123	25,027	16,758	11,665	8,434	18,719	123,726
Average interest rate		8.47%	8.36%	8.18%	8.02%	7.86%	7.51%
Adjustable-rate loans(1)	23,119	45,366	5,307	211	—	—	—	74,003
Average interest rate	7.15%	6.93%	8.54%	8.56%
Total rate-sensitive assets	$49,196	$88,589	$30,334	$16,969	$11,665	$8,434	$18,719	$223,906

(1)                                  Loans are presented at net amounts before deducting the allowance for loan losses and exclude non-performing loans.

Based on Capital Crossing Preferred’s experience, management applies the assumption that, on average, approximately 23% of the outstanding fixed and adjustable rate loans will prepay annually.

At June 30, 2003, the fair value of net loans was $202.7 million as compared to the net carrying value of net loans of $192.8 million. The fair value of interest-bearing deposits in banks approximates carrying value.

Item 4. Disclosure Controls and Procedures

(a)                                  Evaluation of disclosure controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, Capital Crossing Preferred’s management carried out an evaluation, with the participation of its Principal Executive Officer and Principal Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the most recent fiscal quarter. In designing and evaluating Capital Crossing Preferred’s disclosure controls and procedures, Capital Crossing Preferred and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that they believe Capital Crossing Preferred’s disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by Capital Crossing Preferred in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the rules regarding disclosure controls and procedures, we intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Capital Crossing executed a Written Consent of the Sole Common Stockholder as of June 19, 2003, which was in lieu of the annual meeting of stockholders of Capital Crossing Preferred, for the purpose of setting the number of directors and electing directors to serve until the next annual meeting of stockholders.  Capital Crossing holds 100 shares of the Common Stock and is the sole stockholder of the Common Stock.  Capital Crossing voted all of its shares in favor of setting the number of directors at six and the election of the following directors:  Nicholas W. Lazares, Richard Wayne, Edward F. Mehm, Jeffrey P. Ross, Douglas Shaw and John Lapidus.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits.

31                                    Rule 13a-14(a) Certifications signed by Richard Wayne, President (Principal Executive Officer); and Edward F. Mehm, Treasurer (Principal Financial Officer).

32                                    Rule 13a-14(b) Certification signed by Richard Wayne, President (Principal Executive Officer); and Edward F. Mehm, Treasurer (Principal Financial Officer).

(b)                                 Reports on Form 8-K.

No reports on Form 8-K were filed in the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Capital Crossing Preferred Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CROSSING PREFERRED CORPORATION

Date: August 13, 2003	By:	/s/ Richard Wayne
Richard Wayne
President (Principal Executive Officer)

Date: August 13, 2003	By:	/s/ Edward F. Mehm
Edward F. Mehm
Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Name
31	Rule 13a-14(a) Certifications signed by Richard Wayne, President (Principal Executive Officer); and Edward F. Mehm, Treasurer (Principal Financial Officer)

32	Rule 13a-14(b) Certification signed by Richard Wayne, President (Principal Executive Officer); and Edward F. Mehm, Treasurer (Principal Financial Officer)