Form 10-Q
period 2003-09-30
CAPITAL CROSSING PREFERRED CORP
filed 2003-11-14
CIK 1072806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Indicate the number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of November 13, 2003: 100. No common stock was held by non-affiliates of the issuer.

Capital Crossing Preferred Corporation

PART I

Item 1. Financial Statements

Capital Crossing Preferred Corporation
Balance Sheets
(unaudited)

	September 30, 2003	December 31, 2002
	(in thousands, except share data)
ASSETS

Cash account with Capital Crossing Bank	$89	$88
Interest-bearing deposits with Capital Crossing Bank	48,173	92,622

Total cash and cash equivalents	48,262	92,710
Certificate of deposit	100	100

Loans	193,255	277,515
Less discount and net deferred loan income	(20,232)	(32,196)
Less allowance for loan losses	(3,790)	(7,354)

Loans, net	169,233	237,965

Accrued interest receivable	754	1,219
Other assets	5	—

	$218,354	$331,994

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses and other liabilities	$432	$435

Total liabilities	432	435

Stockholders’ equity:
Preferred stock, Series A, 9.75% non-cumulative, exchangeable; $.01 par value; $10 liquidation value per share; 1,449,000 shares authorized, 1,416,130 shares issued and outstanding	14	14
Preferred stock, Series B, 8% cumulative, non-convertible; $.01 par value; $1,000 liquidation value per share plus accrued dividends; 1,000 shares authorized, 941 shares issued and outstanding	—	—
Preferred stock, Series C, 10.25% non-cumulative, exchangeable; $.01 par value; $10 liquidation value per share; 1,840,000 shares authorized, issued and outstanding	18	18
Common stock, $.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	211,240	329,475
Retained earnings	6,650	2,052

Total stockholders’ equity	217,922	331,559

	$218,354	$331,994

See accompanying notes to unaudited interim financial statements.

Capital Crossing Preferred Corporation
Statements of Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Interest income:
Interest and fees on loans	$4,544	$6,382	$15,950	$16,837
Interest on interest-bearing deposits	103	522	1,165	1,469
Total interest income	4,647	6,904	17,115	18,306

Credit for loan losses	1,000	—	3,400	—
Net interest income, after credit for loan losses	5,647	—	20,515	—

Other income:
Gain on distribution of loans to common stockholder	3,008	—	3,008	—
Gain on sale of loans	—	1,915	—	2,432
Guarantee fee income	20	20	60	60
Total other income	3,028	1,935	3,068	2,492

Operating expenses:
Loan servicing and advisory services	133	202	457	463
Other real estate owned income	(19)	—	(361)	—
Other general and administrative	126	32	251	79
Total operating expenses	240	234	347	542

Net income	8,435	8,605	23,236	20,256

Preferred stock dividends	835	836	2,506	2,507
Net income available to common stockholder	$7,600	$7,769	$20,730	$17,749

See accompanying notes to unaudited interim financial statements.

Capital Crossing Preferred Corporation
Statements of Changes in Stockholders’ Equity
(unaudited)

	Nine Months Ended September 30, 2003
	Preferred Stock		Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Series C		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
	(dollars in thousands)

Balance at December 31, 2002	1,416,130	$14	941	$—	1,840,000	$18	100	$—	$329,475	$2,052	$331,559
Net income	—	—	—	—	—	—	—	—	—	23,236	23,236
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	(1,035)	(1,035)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	(56)	(56)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	(1,415)	(1,415)
Return of capital to common stockholder	—	—	—	—	—	—	—	—	(118,235)	—	(118,235)
Common stock dividend	—	—	—	—	—	—	—	—	—	(16,132)	(16,132)
Balance at September 30, 2003	1,416,130	$14	941	$—	1,840,000	$18	100	$—	$211,240	$6,650	$217,922

	Nine Months Ended September 30, 2002
	Preferred Stock		Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Series C		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
	(dollars in thousands)

Balance at December 31, 2001	1,416,130	$14	941	$—	1,840,000	$18	100	$—	$235,742	$174	$235,948
Net income	—	—	—	—	—	—	—	—	—	20,256	20,256
Capital contribution from common stockholder	—	—	—	—	—	—	—	—	93,733	—	93,733
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	(1,035)	(1,035)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	(57)	(57)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	(1,415)	(1,415)
Balance at September 30, 2002	1,416,130	$14	941	$—	1,840,000	$18	100	$—	$329,475	$17,923	$347,430

See accompanying notes to unaudited interim financial statements.

Capital Crossing Preferred Corporation
Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2003	2002
	(in thousands)
Cash flows from operating activities:
Net income	$23,236	$20,256
Adjustments to reconcile net income to net cash from operating activities:
Gain on sale of other real estate owned	(334)	—
Gain on distribution of loans to common stockholder	(3,008)	—
Gain on sale of loans	—	(2,432)
Credit for loan losses	(3,400)	—
Other, net	457	525

Net cash from operating activities	16,951	18,349

Cash flows from (used in) investing activities:
Amortization and payoffs on loans	64,522	64,539
Proceeds from sales of other real estate owned	1,585	—
Purchase of loans from Capital Crossing Bank	—	(90,341)
Proceeds from sales of loans	—	10,201

Net cash from (used in) investing activities	66,107	(15,601)

Cash flows used in financing activities:
Return of capital to common stockholder	(109,906)	—
Payment of preferred stock dividend	(2,506)	(2,507)
Payment of common stock dividends	(15,094)	—

Net cash used in financing activities	(127,506)	(2,507)

Net change in cash and cash equivalents	(44,448)	241
Cash and cash equivalents at beginning of period	92,710	87,989

Cash and cash equivalents at end of period	$48,262	$88,230

Supplemental information:
Return of capital to common stockholders in the form of mortgage loans	$8,329	$—
Dividend to common stockholder in the form of mortgage loans	1,038	—
Transfers from loans to other real estate	1,251	—
Capital contributions from common stockholders in the form of mortgage loans	—	93,733

See accompanying notes to unaudited interim financial statements.

Capital Crossing Preferred Corporation
Notes to Financial Statements
Three and Nine Month Periods Ended September 30, 2003 and 2002

Note 1.          Basis of Presentation

Capital Crossing Preferred Corporation (“Capital Crossing Preferred), is a Massachusetts corporation organized on March 20, 1998, to acquire and hold real estate assets.  Capital Crossing Bank (“Capital Crossing”), a federally insured Massachusetts trust company, owns all of Capital Crossing Preferred’s outstanding common stock.  Capital Crossing is in compliance with its regulatory capital requirements at September 30, 2003.

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

The financial information as of  September 30, 2003 and the results of operations for the three and nine months ended September 30, 2003 and 2002, changes in stockholders’ equity and cash flows for the nine months ended September 30, 2003 and 2002 are unaudited; however, in the opinion of management, the financial information reflects all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America.  Interim results are not necessarily indicative of results to be expected for the entire year.  These interim statements are intended to be read in conjunction with the financial statements presented in Capital Crossing Preferred’s Annual Report on Form 10-K as of and for the year ended December 31, 2002.

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

Note 2.          Commitments and Contingencies

Guarantees

Capital Crossing Preferred has guaranteed all of the obligations of Capital Crossing under advances Capital Crossing may receive from time to time from the Federal Home Loan Bank of Boston (“FHLBB”), and Capital Crossing Preferred has agreed to pledge a significant amount of its assets in connection with those advances. This guarantee would rank senior to the preferred shares upon liquidation. Capital Crossing Preferred’s obligations under this agreement are limited by applicable laws pertaining to fraudulent conveyance and fraudulent transfer. The assets pledged to the FHLBB will vary from time to time, however the potential exists for Capital Crossing Preferred to pledge all of its assets to the FHLBB to secure advances to Capital Crossing. In addition, Capital Crossing has pledged to the FHLBB all of the shares of Capital Crossing Preferred’s capital stock it owns as collateral for its FHLBB borrowings.  Under the terms of the pledge, if Capital Crossing becomes undercapitalized, the FHLBB may require Capital Crossing to dissolve Capital Crossing Preferred such that the assets of Capital Crossing Preferred are distributed to Capital Crossing. In such circumstance, holders of the Series A and Series C preferred stock would receive their liquidation preference only to the extent there are available assets of Capital Crossing Preferred following satisfaction of its outstanding obligations, including its guarantee of Capital Crossing’s FHLBB borrowings.  At September 30, 2003, approximately $34.5 million, or 15.8%, of Capital Crossing Preferred’s assets had been pledged to and accepted by the FHLBB to secure advances to Capital Crossing.  Capital Crossing has also agreed that it will not request or accept advances from the FHLBB in excess of Capital Crossing Preferred’s total stockholder’s equity, less the stockholder’s equity attributable to the Series A and Series C preferred shares. As of September 30, 2003, this restriction would limit Capital Crossing’s ability to receive advances in excess of approximately $185.4 million. As of September 30, 2003, Capital Crossing had $129.0 million in outstanding FHLBB borrowings.

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

Allowance for Loan Losses.  Arriving at an appropriate level of allowance for loan losses requires a high degree of judgment. Capital Crossing Preferred maintains an allowance for probable loan losses that are inherent in its loan portfolio. The initial allowance for loan losses was transferred from Capital Crossing at the time of the initial transfer of loans to Capital Crossing Preferred and additional transfers are made in connection with each transfer of loans from Capital Crossing. Subsequent to the date of transfer, the allowance for loan losses will be increased or decreased through a provision or credit for loan losses included in earnings. Additionally, the allowance for loan losses may be increased upon allocation of purchase discount upon acquisition of loans and be decreased upon sales or payoffs of loans. Loan losses are charged against the allowance when management believes the loan balance, or a portion thereof, is uncollectible. Subsequent recoveries, if any, are credited to the allowance when cash payments are received.

Management makes significant judgments in determining the adequacy of the allowance for loan losses. Management initially considers the loan loss allowances specifically allocated to individual impaired loans. Next, management considers the level of general loan loss allowances deemed appropriate for the balance of the portfolio. Factors considered include known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, historical loss ranges, the estimated value of any underlying collateral and prevailing economic conditions. An additional allowance for loan losses is maintained based on a judgmental process whereby management considers qualitative and quantitative assessments of other factors including regional credit concentration, industry concentration, results of regulatory examinations, historical loss ranges, portfolio composition, economic conditions such as interest rates and energy costs and other changes in the portfolio. The allowance for loan losses is management’s estimate of the probable loan losses incurred as of the balance sheet date. There can be no assurance regarding the future levels of Capital Crossing Preferred’s actual losses with respect to loans.

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

Results of Operations

Three Months Ended September 30, 2003 and 2002

Net income available to common stockholder decreased $169,000, or 2.2%, to $7.6 million for the three months ended September 30, 2003 compared to $7.8 million for the three months ended September 30, 2002.  This decrease is primarily attributable to a decrease in total interest income and gain on sale of loans, the majority of which was offset by a credit for loan losses and an increase in gain on distribution of loans.   Total interest income for the three months ended September 30, 2003 decreased $2.3 million, or 32.7%, to $4.6 million, compared to $6.9 million for the three months ended September 30, 2002.

The following table sets forth the yields on Capital Crossing Preferred’s earning assets for the periods indicated:

	Three Months Ended September 30,
	2003			2002

Average Balance

Interest Income

Yield

Average Balance

Interest Income

Yield

	(dollars in thousands)

Loans, net (1)	$185,191	$4,544	9.73%	$271,789	$6,382	9.32%
Interest-bearing deposits	37,536	103	1.09	68,959	522	3.00
	$222,727	$4,647	8.28%	$340,748	$6,904	8.04%

(1) Non-performing loans are excluded from average balance calculations.

The yield on the loan portfolio increased as a result of an increase in income, relative to the overall yield, recognized at the time of individual loan pay-offs, partially offset by a decline in regularly scheduled interest income. The decline in the yield attributable to regularly scheduled interest income is a result of: (1) a declining interest rate environment and (2) the purchase or contribution in 2002 of loans from Capital Crossing that were acquired from the Small Business Administration which generate lower regularly scheduled interest and accretion. Average loans, net for the three months ended September 30, 2003 totaled $185.2 million compared to $271.8 million for the same period in 2002. This decrease is primarily attributable to pay-offs and amortization of loans in addition to a transfer of loans to Capital Crossing Bank of $6.4 million during nine months ended September 30, 2003.

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

	Three Months Ended September 30,
	2003		2002
	Interest Income	Yield	Interest Income	Yield
	(dollars in thousands)

Regularly scheduled interest and accretion income	$3,585	7.68%	$5,372	7.84%
Interest and fee income recognized on loan payoffs:
Non-amortizing discount	107	0.23	237	0.35
Amortizing discount	507	1.08	726	1.06
Other interest and fee income	345	0.74	47	0.07
	959	2.05	1,010	1.48
	$4,544	9.73%	$6,382	9.32%

The amount of loan pay-offs and related discount income is influenced by several factors, including the interest rate environment, the real estate market in particular areas, the timing of transactions, and circumstances related to individual borrowers and loans.

The average balance of interest-bearing deposits decreased $31.4 million to $37.5 million for the three months ended September 30, 2003, compared to $69.0 million for the same period in 2002, as a result of $125.0 million of cash distributions to the common stockholder and periodic dividend payments of $2.5 million partially offset by cash flows from loan repayments. The yield on interest-bearing deposits decreased in 2003 because the rate paid by Capital Crossing on the money market account held by Capital Crossing Preferred decreased consistently with deposit interest rates generally compared to 2002.

Capital Crossing Preferred recorded a credit for loan losses of $1.0 million for the three months ended September 30, 2003. No provision or credit was recorded for the three months ended September 30, 2002. Capital Crossing Preferred has experienced a high rate of loan pay-offs and thus recorded a credit for loan losses to reduce allowance allocations related to the loans that have paid off and loans which have performed above original expectations. The allowance for loan losses is based on the size of the portfolio and its historical performance. The determination of this allowance requires the use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety.  Should the loan portfolio continue to decline without utilization of the allowance for loan losses, future credits for loans losses may be necessary.

A gain of $3.0 million was recognized on the distribution of loans to the common stockholder during the third quarter of 2003.  These loans were distributed at the estimated fair value on the transfer date, which was higher than the book value of the loans, resulting in the recognition of a gain in connection with this distribution.

The gain on sale of loans for the three months ended September 30, 2002 of $1.9 million was the result of the sale of nine loans to unaffiliated third parties.

Loan servicing and advisory services for the three months ended September 30, 2003 decreased $69,000, or 34.2%, to $133,000 compared to $202,000 for the three months ended September 30, 2002. This decrease is due to the overall decrease in the average balance of the loan portfolio.

Other real estate owned income for the three months ended September 30, 2003 is comprised of rental income of $19,000. There was no other real estate owned income during the three months ended September 30, 2002.

Other general and administrative expenses for the three months ended September 30, 2003 increased $94,000, or 293.8%, to $126,000 compared to $32,000 for the three months ended September 30, 2002. This increase is due primarily to an increase in legal and accounting fees in connection with loan-related matters.

Capital Crossing Preferred intends to pay dividends on its preferred stock and common stock in amounts necessary to continue to preserve its status as REIT under the Internal Revenue Code.

Nine Months Ended September 30, 2003 and 2002

Net income available to common stockholder increased $3.0 million, or 16.8%, to $20.7 million for the nine months ended September 30, 2003 compared to $17.7 million for the nine months ended September 30, 2002. This increase is primarily attributable to a credit for loan losses, increased gains on distribution of loans and an increase in other real estate owned income partially offset by a decline in interest income and gain on sales of loans. Total interest income for the nine months ended September 30, 2003 decreased $1.2 million, or 6.5%, to $17.1 million, compared to $18.3 million for the nine months ended September 30, 2002. This decrease is mainly attributable to the $7.4 million decrease in average loan balances for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

The yields on Capital Crossing Preferred’s earning assets are summarized as follows:

	Nine Months Ended September 30,
	2003			2002

Average Balance

Interest Income

Yield

Average Balance

Interest Income

Yield

	(dollars in thousands)

Loans, net (1)	$208,498	$15,950	10.23%	$215,929	$16,837	10.43%
Interest-bearing deposits	92,696	1,165	1.68	70,741	1,469	2.78
	$301,194	$17,115	7.60%	$286,670	$18,306	8.54%

(1) Non-performing loans are excluded from average balance calculations.

The yield on the loan portfolio declined as a result of: (1) a decrease in yield attributable to regularly scheduled interest income as a result of the declining interest rate environment and (2) the purchase or contribution in 2002 of loans from Capital Crossing that were acquired from the Small Business Administration which generate lower regularly scheduled interest and accretion.  These declines were offset somewhat by an increase in interest income recognized at the time of individual loan pay-offs.   The level of interest and fee income recognized on loan pay-offs varies for numerous reasons as further described below.

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

	Nine Months Ended September 30,
	2003		2002
	Interest Income	Yield	Interest Income	Yield
	(dollars in thousands)

Regularly scheduled interest and accretion income	$12,046	7.73%	$13,226	8.19%
Interest and fee income recognized on loan payoffs:
Non-amortizing discount	968	0.62	1,409	0.88
Amortizing discount	2,481	1.59	2,005	1.24
Other interest and fee income	455	0.29	197	0.12
	3,904	2.50	3,611	2.24
	$15,950	10.23%	$16,837	10.43%

The amount of loan pay-offs and related discount income is influenced by several factors, including the interest rate environment, the real estate market in particular areas, the timing of transactions, and circumstances related to individual borrowers and loans.

The average balance of interest-bearing deposits increased $22.0 million to $92.7 million for the nine months ended September 30, 2003, compared to $70.7 million for the same period in 2002, as a result of cash flows from loan repayments; partially offset by $125.0 million of cash distributions to the common stockholder and periodic dividend payments of $2.5 million. The yield on interest-bearing deposits decreased in 2003 because the rate paid by Capital Crossing on the money market account held by Capital Crossing Preferred decreased consistently with deposit interest rates generally compared to 2002.

Capital Crossing Preferred recorded a credit for loan losses of $3.4 million for the nine months ended September 30, 2003. No provision or credit was recorded for the nine months ended September 30, 2002. Capital Crossing Preferred has experienced a high rate of loan pay-offs and thus recorded a credit for loan losses to reduce allowance allocations related to the loans that have paid off and loans which have performed above original expectations. The allowance for loan losses is based on the size of the portfolio and its historical performance. The determination of this allowance requires the use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety.  Should the loan portfolio continue to decline without utilization of the allowance for loan losses, future credits for loans losses may be necessary.

A gain of $3.0 million was recognized on the distribution of loans to the common stockholder during the third quarter of 2003.  These loans were distributed at the estimated fair value on the transfer date, which was higher than the book value of the loans, resulting in the recognition of a gain in connection with this distribution.

The gain on sales of loans of  $2.4 million is the result of the sale of ten loans to unaffiliated third parties during the nine months ended September 30, 2002.

Loan servicing and advisory services expenses for the nine months ended September 30, 2003 decreased $6,000, or 1.3%, to $457,000 compared to $463,000 for the nine months ended September 30, 2002. This decrease was due to the overall decrease in the average balance of the loan portfolio.

Other real estate owned income for the nine months ended September 30, 2003 is comprised of a gain of $334,000 on the sale of one property to an unaffiliated third party and rental income of $27,000. There was no other real estate owned income during the nine months ended September 30, 2002.

Other general and administrative expenses for the nine months ended September 30, 2003 increased $172,000, or 217.7%, to $251,000 compared to $79,000 for the nine months ended September 30, 2002.  This increase was due primarily to an increase in legal and accounting fees in connection with loan-related matters.

Capital Crossing Preferred intends to pay dividends on its preferred stock and common stock in amounts necessary to continue to preserve its status as a REIT under the Internal Revenue Code.

Financial Condition

Interest-bearing Deposits with Capital Crossing Bank

Interest-bearing deposits with Capital Crossing Bank consist entirely of a money market account at September 30, 2003.

Loan Portfolio

To date, all of Capital Crossing Preferred’s loans have been acquired from Capital Crossing. The following table sets forth information regarding the composition of the loan portfolio at the dates indicated:

	September 30, 2003	December 31, 2002
	(in thousands)
Mortgage loans on real estate:
Commercial real estate	$130,402	$91,567
Multi-family residential	55,485	77,598
One-to-four family residential	1,769	2,529
Land	5,570	5,821
Total real estate loans	193,226	277,515
Other loans	29	—

Total loans, gross	193,255	277,515

Less:
Non-amortizing discount	(1,529)	(8,158)
Amortizing discount	(18,604)	(23,926)
Net deferred loan fees	(99)	(112)
Allowance for loan losses	(3,790)	(7,354)

Loans, net	$169,233	$237,965

Included in net loans, at September 30, 2003 and December 31, 2002, are approximately $6.8 million and $32.9 million (of which $0 and $180,000 at September 30, 2003 and December 31, 2002, respectively, are non-performing), respectively, for which the net recorded investment represents the amortized cost of these loans, where at acquisition, the amounts of reasonably estimable and probable discounted future cash collections were less than the contractual balances owed. These loans were purchased at a price to yield a market rate of interest after considering the credit quality of the loans at acquisition and the aforementioned expected future cash collections. The excess of the contractual balances over the amount of reasonably estimable and probable discounted future cash collections represents the predominant portion of the $1.5 million and $8.2 million of non-amortizing discount at September 30, 2003 and December 31, 2002, respectively.

Capital Crossing Preferred intends that each loan acquired from Capital Crossing in the future will be a whole loan, and will be originated or acquired by Capital Crossing in the ordinary course of its business. Capital Crossing Preferred also intends that all loans held by it will be serviced pursuant to its master service agreement with Capital Crossing.

From time to time, returns of capital may be made to Capital Crossing. This would have the effect of reducing the asset size of Capital Crossing Preferred.  Such returns were made during the nine months ended September 30, 2003, as further described under “Stockholders’ Equity” below.

Non-performing loans, net of discount, totaled $18,000 and $1.8 million at September 30, 2003 and December 31, 2002, respectively.   The decline in non-performing loans relates primarily to a loan for which the collateral was foreclosed upon and sold during the nine months ended September 30, 2003.

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

The following table sets forth certain information relating to the activity in the non-amortizing discount for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)

Balance at beginning of period	$6,614	$9,256	$8,158	$6,062
Accretion	(107)	(238)	(967)	(1,410)
Additions in connection with loans acquired from Capital Crossing	—	2,464	—	8,131
Transfers to amortizing portion upon improvements in cash flows	(1,619)	—	(2,268)	(244)
Net reductions related to resolutions and restructures	—	(1,724)	(35)	(2,402)
Non-amortizing discount relating to loans sold or distributed to Capital Crossing	(3,359)	—	(3,359)	(379)
Balance at end of period	$1,529	$9,758	$1,529	$9,758

Allowance for Loan Losses. Capital Crossing Preferred maintains an allowance for probable loan losses that are inherent in its loan portfolio. The initial allowance for loan losses was transferred from Capital Crossing at the time of the initial transfer of loans to Capital Crossing Preferred and additional transfers are made in connection with each transfer of loans from Capital Crossing. Subsequent to the date of transfer, the allowance for loan losses will be increased or decreased through a provision or credit for loan losses included in earnings. Additionally, the allowance for loan losses may be increased upon allocation of purchase discount upon acquisition of loans and be decreased upon sales or payoffs of loans. Loan losses are charged against the allowance when management believes the loan balance, or a portion thereof, is uncollectible. Subsequent recoveries, if any, are credited to the allowance when cash payments are received.

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

Additional factors influencing the calculation of the allowance for loan losses are particular concentrations within the portfolio, including the geographic concentration of loans in California, which accounted for approximately 45.0% of the portfolio at September 30, 2003, and concentrations of loans to individual borrowers.

Capital Crossing Preferred’s allowance for loan losses at September 30, 2003 was $3.8 million. The determination of this allowance requires the use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. In addition, regulatory agencies periodically review the adequacy of the allowance for loan losses and may require Capital Crossing Preferred to make additions to its allowance for loan losses. While management believes its estimates and assumptions are reasonable, there can be no assurance that they will be proven to be correct in the future. The actual amount of future provisions that may be required cannot be determined, and such provisions may exceed the amounts of past provisions. Management believes that the allowance for loan losses is adequate to absorb the known and inherent risks in Capital Crossing Preferred’s loan portfolio at each date based on the facts known to management as of such date. Management continues to monitor and modify the allowances for general and specific loan losses as economic conditions dictate.

The following table sets forth certain information relating to the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)

Balance at beginning of period	$4,954	$8,896	$7,354	$4,659
Credit for loan losses	(1,000)	—	(3,400)	—
Transfer from Capital Crossing with loans acquired		—	—	4,250
Transfer to Capital Crossing with loans sold or distributed	(164)	(40)	(164)	(53)
Balance at end of period	$3,790	$8,856	$3,790	$8,856

Stockholders’ Equity.  Total stockholders’ equity decreased $113.6 million, or 34.3%, to $217.9 million at September 30, 2003 from $331.6 million at December 31, 2002. The decrease in stockholders’ equity was a result of distributions to the common stockholder of $134.4 million, in the form of common stock dividends and returns of capital, and preferred dividends of $2.5 million, offset by net income of $23.2 million.

The distributions to the common stockholder were $125.0 million of cash, with the remainder being in the form of mortgage loans.  These distributions were partially as a result of excess cash, which had accumulated as a result of loan repayments. Management periodically reviews the asset size and composition of Capital Crossing Preferred, and may make distributions of cash or mortgage loans based on this analysis.  In the future, cash collections may be used to purchase additional loans or for additional returns of capital depending on various factors such as the level of loans held at the time.

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

At September 30, 2003, 45.0% and 14.6%, respectively, of Capital Crossing Preferred’s total loan portfolio consisted of loans located in California and New England. At December 31, 2002, 43.7% and 14.1% of Capital Crossing Preferred’s total real estate loan portfolio consisted of loans located in California and New England, respectively. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political or business developments or natural hazards in California or New England that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages.

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

If Capital Crossing Preferred incurs significant indebtedness, it may not have sufficient funds to make dividend or liquidation payments on the Series A or Series C preferred shares. Upon Capital Crossing Preferred’s liquidation, its obligations to its creditors would rank senior to the Series A and Series C preferred shares. At September 30, 2003, Capital Crossing Preferred had approximately $82,000 in accounts payable and other liabilities which, upon its liquidation, would be required to be paid before any payments could be made to holders of the Series A or Series C preferred shares. In addition, upon Capital Crossing Preferred’s liquidation, dissolution or winding up, if it does not have sufficient funds to pay the full liquidation amount to the holders of the Series A and Series C preferred shares, such holders may receive less than the $10.00 per share liquidation amount.

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

•                  payment of dividends on the Series A and Series C preferred shares could also be subject to regulatory limitations if Capital Crossing becomes undercapitalized. Capital Crossing will be deemed undercapitalized if its total risk-based capital ratio is less than 8.0%, its Tier 1 risk-based capital ratio is less than 4.0% or its Tier 1 leverage ratio is less than 4.0%. At September 30, 2003, Capital Crossing had a total risk-based capital ratio of 15.40%, a Tier 1 risk-based capital ratio of 14.13% and a Tier 1 leverage ratio of 12.17%, which is sufficient for Capital Crossing to be considered well-capitalized. As part of its common stock repurchase program, Capital Crossing has also agreed with the FDIC to maintain, for so long as the repurchase program continues, its Tier 1 leverage ratio at least 8.00%. Capital Crossing Preferred makes no assurance that Capital Crossing will be well-capitalized under applicable regulations as of any future date. For purposes of calculating these capital ratios as a percentage of Capital Crossing’s risk-weighted assets, as opposed to its total assets, Capital Crossing’s assets are assigned to risk categories based on the relative credit risk of the asset in question. These risk weights consist of 0% for assets deemed least risky such as cash, claims backed by the full faith and credit of the U.S. government, and balances due from Federal Reserve banks; 20% for assets deemed slightly more risky such as portions of obligations conditionally guaranteed by the U.S. government or federal funds sold; 50% for assets deemed still more risky such as government issued-revenue bonds, one-to-four family residential first mortgage loans and well-collateralized multi-family residential first mortgage loans; and 100% for all other assets, including private sector loans such as commercial mortgage loans as well as bank-owned real estate.

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

Capital Crossing Preferred’s loans are concentrated in California and New England and adverse conditions in those markets could adversely affect its operations

Properties underlying Capital Crossing Preferred’s current mortgage assets are concentrated primarily in California, particularly Southern California, and New England. As of September 30, 2003, approximately 45.0% of the balances of its mortgage loans were secured by properties located in California and 14.6% in New England. Adverse economic, political or business developments or natural hazards may affect these areas and the ability of property owners in these areas to make payments of principal and interest on the underlying mortgages. If either region experienced adverse economic, political or business conditions, Capital Crossing Preferred would likely experience higher rates of loss and delinquency on its mortgage loans than if its loans were more geographically diverse.

A substantial majority of Capital Crossing Preferred’s loans were originated by other parties whose level of due diligence may be different than Capital Crossing’s level of due diligence

At September 30, 2003, approximately 93.9% of Capital Crossing Preferred’s loan portfolio consisted of loans originated by third parties that were purchased by Capital Crossing and subsequently acquired by Capital Crossing Preferred from Capital Crossing. Because these loans were originated by third parties, Capital Crossing generally is not able to conduct the same level of due diligence on these loans that it would have conducted had it originated them. Generally, while Capital Crossing conducts an acquisition review, it relies on the underwriting standards of the parties originating the loans it acquires. The standards of these loan originators may be substantially different than those of Capital Crossing. These differences may include less rigorous appraisal requirements and debt service coverage ratios, and less rigorous analysis of property location and environmental factors, building condition and age, tenant quality, compliance with zoning regulations, any use restrictions, easements or right of ways that may impact the value and the borrower’s ability to manage the property. Other disadvantages of purchased loans versus originated loans may include the lack of current financial information, incomplete legal documentation and outdated appraisals.

More than half of Capital Crossing Preferred’s loan portfolio is made up of commercial mortgage loans which are generally riskier than other types of loans

Commercial mortgage loans constituted approximately 67.5% of the total gross loans in Capital Crossing Preferred’s loan portfolio at September 30, 2003 and commercial mortgage loans are generally subject it to greater risks than other types of loans. Capital Crossing Preferred’s commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, tend to have shorter maturities than other mortgage loans and may not be fully amortizing, meaning that they have a principal balance or “balloon” payment due on maturity. The commercial real estate properties underlying Capital Crossing Preferred’s commercial mortgage loans also tend to be unique and are more difficult to value than other real estate properties. They are also subject to relatively greater environmental risks than other types of loans and to the corresponding burdens and costs of compliance with environmental laws and regulations. Because of these risks related to commercial mortgage loans, Capital Crossing Preferred may experience higher rates of default on its mortgage loans than it would if its loan portfolio was more diversified and included a greater number of owner-occupied residential or other mortgage loans.  Higher rates of default would cause Capital Crossing Preferred to increase its provision for loan losses, which may have a material adverse affect on its business, financial condition and results of operation.

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

Capital Crossing Preferred could be held responsible for environmental liabilities of properties it acquires through foreclosure

If Capital Crossing Preferred chooses to foreclose on a defaulted mortgage loan to recover its investment it may be subject to environmental liabilities related to the underlying real property. Approximately 67.5% of the loans in Capital Crossing Preferred’s portfolio at September 30, 2003 were commercial mortgage loans, which generally are subject to relatively greater environmental risks than other types of loans. Hazardous substances or wastes, contaminants, pollutants or sources thereof may be discovered on properties during Capital Crossing Preferred’s ownership or after a sale to a third party. The amount of environmental liability could exceed the value of the real property. There can be no assurance that Capital Crossing Preferred would not be fully liable for the entire cost of any removal and clean-up on an acquired property, that the cost of removal and clean-up would not exceed the value of the property or that Capital Crossing Preferred could recoup any of the costs from any third party. In addition, Capital Crossing Preferred may find it difficult or impossible to sell the property prior to or following any such remediation.

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

The terms of Capital Crossing Preferred’s guarantee of obligations of Capital Crossing.  Capital Crossing Preferred has guaranteed all of the obligations of Capital Crossing under advances Capital Crossing may receive from time to time from the FHLBB, and has agreed to pledge a significant amount of it’s assets in connection with those advances. The assets Capital Crossing Preferred pledges to the FHLBB will vary from time to time; however, the potential exists for Capital Crossing Preferred to pledge all of its assets to the FHLBB to secure advances to Capital Crossing. In addition, Capital Crossing has pledged to the FHLBB all of the shares of Capital Crossing Preferred’s capital stock it owns as collateral for its FHLBB borrowings. Under the terms of the pledge, if Capital Crossing becomes undercapitalized the FHLBB may require Capital Crossing to dissolve Capital Crossing Preferred such that the assets of Capital Crossing Preferred are distributed to Capital Crossing. In this circumstance the holders of Series A and Series C Preferred shares would receive their liquidation preference only to the extent there are available assets of Capital Crossing Preferred following satisfaction of its outstanding obligations, including its guarantee of Capital Crossing’s FHLBB borrowings. At September 30, 2003, approximately $34.5 million, or 15.8%, of Capital Crossing Preferred assets have been pledged to and accepted by the FHLBB to secure advances to Capital Crossing. Capital Crossing has also agreed with the FHLBB that it will not request or accept advances from the FHLBB in excess of Capital Crossing Preferred’s total stockholders equity, less the stockholders equity attributable to the Series A and Series C preferred shares. As of  September 30, 2003, this restriction would limit Capital Crossing’s ability to receive advances in excess of approximately $185.4 million. As of September 30, 2003, Capital Crossing had $129.0 million in outstanding FHLBB borrowings. The guarantee and pledge were approved by Capital Crossing Preferred’s independent directors, subject to certain requirements and limitations, including the requirement that Capital Crossing pay Capital Crossing Preferred a guarantee fee. Any default by Capital Crossing on its obligations which would require Capital Crossing Preferred to satisfy its guarantee could adversely affect its business and its ability to make timely payments of dividends.

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

The following table sets forth Capital Crossing Preferred’s interest-rate-sensitive assets categorized by repricing dates and weighted average yields at September 30, 2003. For fixed rate instruments, the repricing date is the maturity date. For adjustable-rate instruments, the repricing date is deemed to be the earliest possible interest rate adjustment date. Assets that are subject to immediate repricing are placed in the overnight column.

	Overnight	Within One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	Over Five Years	Total
	(dollars in thousands)

Interest-bearing deposits	$48,173	$100	$—	$—	$—	$—	$—	$48,273
Average interest rate	1.10%	2.00%
Fixed-rate loans (1)	—	45,588	25,684	16,627	9,176	5,906	6,787	109,768
Average interest rate		8.24%	8.26%	8.21%	7.88%	7.74%	7.10%
Adjustable-rate loans(1)	20,791	39,223	2,475	699	49	—	—	63,237
Average interest rate	6.82%	6.98%	7.71%	6.76%	6.25%

Total rate-sensitive assets	$68,964	$84,911	$28,159	$17,326	$9,225	$5,906	$6,787	$221,278

(1)                                  Loans are presented at net amounts before deducting the allowance for loan losses and exclude non-performing loans.

Based on Capital Crossing Preferred’s experience, management applies the assumption that, on average, approximately 28% of the outstanding fixed and adjustable rate loans will prepay annually.

At September 30, 2003, the fair value of net loans was $176.3 million as compared to the net carrying value of net loans of $169.2 million. The fair value of cash and interest-bearing deposits in banks approximates carrying value.

Item 4. Disclosure Controls and Procedures

(a)                                  Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Capital Crossing Preferred’s management, with the participation of its Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of the end of the most recent fiscal quarter.  In designing and evaluating its disclosure controls and procedures, Capital Crossing Preferred and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that they believe Capital Crossing Preferred’s disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by Capital Crossing Preferred in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  In connection with the rules regarding disclosure and control procedures, we intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)                                 Changes in internal controls.

There were no changes in Capital Crossing Preferred’s internal controls over financial reporting identified in connection with Capital Crossing Preferred’s evaluation of such disclosure controls and procedures during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Capital Crossing Preferred’s internal controls over financial reporting.

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

(b)                                 Reports on Form 8-K.

No reports on Form 8-K were filed in the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Capital Crossing Preferred Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CROSSING PREFERRED CORPORATION

Date: November 13, 2003	By:	/s/ Richard Wayne
Richard Wayne
President (Principal Executive Officer)

Date: November 13, 2003	By:	/s/ Edward F. Mehm
Edward F. Mehm
Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Name
31	Rule 13a-14(a) Certifications signed by Richard Wayne, President (Principal Executive Officer); and Edward F. Mehm, Treasurer (Principal Financial Officer)

32	Rule 13a-14(b) Certification signed by Richard Wayne, President (Principal Executive Officer); and Edward F. Mehm, Treasurer (Principal Financial Officer)