Form 10-K
period 2003-03-31
CAPITAL CROSSING PREFERRED CORP
filed 2004-03-16
CIK 1072806

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-25193

CAPITAL CROSSING PREFERRED CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts (State of incorporation)	04-3439366 (IRS Employer Identification No.)
101 Summer Street Boston, Massachusetts (Address of principal executive offices)	02110 (Zip code)

Registrant's telephone number, including area code: (617) 880-1000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
9.75% Non-Cumulative Exchangeable Preferred Stock, Series A
10.25% Non-Cumulative Exchangeable Preferred Stock, Series C
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes / /  No /x/

        The number of shares outstanding of the registrant's sole class of common stock was 100 shares, $.01 par value per share, as of March 6, 2004. No common stock was held by non-affiliates of the registrant.

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

        Capital Crossing Preferred's principal business objective is to acquire and hold mortgage assets that will generate net income for distribution to stockholders. All of the mortgage assets in Capital Crossing Preferred's loan portfolio at December 31, 2003 were acquired from Capital Crossing and it is anticipated that substantially all mortgage assets acquired in the future will be acquired from Capital Crossing. As of December 31, 2003, Capital Crossing Preferred held loans acquired from Capital Crossing with gross outstanding principal balances of $177.9 million. Capital Crossing Preferred's loan portfolio at December 31, 2003 consisted primarily of mortgage assets secured by commercial and multi-family properties.

        Capital Crossing administers the day-to-day activities of Capital Crossing Preferred in its roles as servicer under the master service agreement and as advisor under the advisory agreement. Capital Crossing Preferred pays Capital Crossing an annual servicing fee equal to 0.20% and an annual advisory fee equal to 0.05%, of the gross average outstanding principal balances of loans in the loan portfolio. Capital Crossing and its affiliates have interests that are not identical to those of Capital Crossing Preferred. Consequently, conflicts of interest will arise with respect to transactions, including, without limitation:

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

Capital Crossing Bank

        Capital Crossing was organized as a Massachusetts-chartered trust company in December 1987, and commenced operations in February 1988. Capital Crossing operates as a commercial bank primarily focused on purchasing commercial real estate, multi-family and one-to-four family residential real estate loans, secured commercial loans and originating and purchasing leases that finance the business activities of small companies and individuals. To the extent authorized by law, Capital Crossing's deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC"). Capital Crossing conducts business from its executive and main office in downtown Boston, Massachusetts, through its website at www.capitalcrossing.com and through Dolphin Capital, its leasing subsidiary in Moberly, Missouri. At December 31, 2003, Capital Crossing had total assets of $1.03 billion, deposits of $745.7 million and stockholders' equity of $88.2 million. At December 31, 2003, under the regulatory capital ratios developed and monitored by the federal bank regulatory agencies and applicable to banks, Capital Crossing's capital was sufficient to enable it to be qualified as "well capitalized."

        Capital Crossing currently focuses on purchasing and originating loans and leases through the following principal business lines:

  •
  Loan and Lease Purchasing. Capital Crossing's loan purchasing business consists of purchasing loans primarily at a discount from their outstanding principal balances. These loans are primarily secured by commercial real estate, multi-family and one-to-four family residential real estate and other business assets and are purchased from sellers in the financial services industry or government agencies. During 2002, Capital Crossing complemented its loan purchasing business by purchasing pools of leases through Dolphin Capital. The leased equipment in such pools includes dental equipment, laundry equipment, vehicles, restaurant equipment and various other types of equipment.

  •
  Lease Financing. Capital Crossing's lease financing business consists of leasing small-ticket business equipment to small businesses and individuals through its subsidiary, Dolphin Capital. The leased equipment is principally water purification systems and office and technology equipment such as copiers and computers.

        Capital Crossing primarily utilizes a funding strategy of wholesale sources such as brokered certificates of deposit and borrowed funds.

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

        From time to time, mortgage assets may be returned to Capital Crossing in the form of dividends or returns of capital. Mortgage assets are returned to Capital Crossing at their estimated fair value. This will generally be done to allow Capital Crossing to increase its borrowing capacity with the FHLBB. Specifically, the FHLBB will advance Capital Crossing a higher percentage of the outstanding balances of loans if the loans are owned directly by Capital Crossing than it would if the loans were owned by Capital Crossing Preferred. Capital Crossing will consider the amounts of such returns when assessing the adequacy of the size and composition of Capital Crossing Preferred's loan portfolio and may, from time to time, contribute additional mortgage assets to Capital Crossing Preferred. Capital Crossing will seek to ensure that the mortgage assets it contributes to Capital Crossing Preferred are generally of similar quality and characteristics as those returned to it.

        Future decisions regarding mortgage asset acquisitions will be based on the level of preferred stock dividends at the time and the required level of income necessary to generate adequate dividend coverage.

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

        Capital Crossing Preferred has guaranteed certain obligations of Capital Crossing and has agreed to pledge a significant amount of its assets in connection with advances Capital Crossing may receive from time to time from the FHLBB. The assets Capital Crossing Preferred pledges to the FHLBB will vary from time to time, however the potential exists for it to pledge all of its assets to the FHLBB to secure advances to Capital Crossing. At December 31, 2003, it has pledged approximately $30.6 million, or 13.8%, of its assets to secure the advances to Capital Crossing. The FHLBB advances will be used by Capital Crossing primarily for the purchase of mortgage assets and to assist in managing Capital Crossing's interest rate risk exposure. The assets purchased using FHLBB advances generally would be available for contribution to or purchase by Capital Crossing Preferred, based upon the asset quality of the assets, and whether the assets were qualified to be held by REITs. The guarantee and pledge were approved by Capital Crossing Preferred's independent directors, subject to certain requirements and limitations, including the requirement that Capital Crossing pay Capital Crossing Preferred a guarantee fee. Capital Crossing Preferred's guarantee obligations under this arrangement are limited by applicable laws pertaining to fraudulent conveyance and fraudulent transfer. Capital Crossing has also agreed that it will not request or accept advances from the FHLBB in excess of Capital Crossing Preferred's total stockholders equity, less the stockholders equity attributable to the Series A and Series C preferred shares. As of December 31, 2003, this restriction would limit Capital Crossing's ability to receive advances in excess of $188.9 million. At December 31, 2003, Capital Crossing had term borrowing capacity of $139.0 million, of which $129.0 million was outstanding from the FHLBB. Further increases in borrowings are dependent upon the qualification of additional assets as collateral and other factors as may be determined by the FHLBB.

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

        Conflicts of Interest Policies.    Because of the nature of Capital Crossing Preferred's relationship with Capital Crossing and its affiliates, conflicts of interest have arisen and may arise with respect to certain transactions, including without limitation, Capital Crossing Preferred's acquisition of mortgage assets from, or return of mortgage assets to Capital Crossing, or disposition of mortgage assets or foreclosed property to, Capital Crossing or its affiliates and the modification of the master service agreement. It is Capital Crossing Preferred's policy that the terms of any financial dealings with Capital Crossing and its affiliates will be consistent with those available from third parties in the mortgage lending industry. In addition, Capital Crossing Preferred's Board of Directors consists of three independent directors and has established an audit committee of the Board of Directors which is comprised of the independent directors. Among other functions, the audit committee will review transactions between Capital Crossing Preferred and Capital Crossing and its affiliates. Under the terms of the advisory agreement, Capital Crossing may not subcontract its duties under the advisory agreement to an unaffiliated third party without the approval of Capital Crossing Preferred's Board of Directors, including the approval of a majority of its independent directors. Furthermore, under the terms of the advisory agreement, Capital Crossing provides advice and recommendations with respect to all aspects of Capital Crossing Preferred's business and operations, subject to the control and discretion of Capital Crossing Preferred's Board of Directors.

        Conflicts of interest between Capital Crossing Preferred and Capital Crossing and its affiliates may also arise in connection with decisions bearing upon the credit arrangements that Capital Crossing or one of its affiliates may have with a borrower. Conflicts could also arise in connection with actions taken by Capital Crossing as a controlling person of Capital Crossing Preferred. It is the intention of Capital Crossing Preferred and Capital Crossing that any agreements and transactions between Capital Crossing Preferred and Capital Crossing or its affiliates, including, without limitation, the master mortgage loan purchase agreement, are fair to all parties and are consistent with market terms for such types of transactions. The master service agreement provides that foreclosures and dispositions of the mortgage assets are to be performed with a view toward maximizing the recovery by Capital Crossing Preferred as owner of the mortgage assets, and Capital Crossing shall service the mortgage assets solely with a view toward the interests of Capital Crossing Preferred, and without regard to the interests of Capital Crossing or any of its affiliates. However, there can be no asurance that any such agreement or transaction will be on terms as favorable to Capital Crossing Preferred as would have been obtained from unaffiliated third parties.

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

        The following table sets forth information regarding the composition of the loan portfolio at the dates indicated:

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Mortgage loans on real estate:
Commercial real estate	$120,317	$191,567	$106,291	$98,842	$98,748
Multi-family residential	50,390	77,598	55,868	72,520	42,677
One-to-four family residential	1,714	2,529	3,073	6,268	8,415
Land	5,481	5,821	1,214	587	820

	177,902	277,515	166,446	178,217	150,660
Secured commercial	—	—	—	209	232
Other	28	—	—	29	29

Total loans, gross	177,930	277,515	166,446	178,455	150,921
Less:
Non-amortizing discount	(1,524)	(8,158)	(6,062)	(6,704)	(7,318)
Amortizing discount	(17,962)	(23,926)	(8,257)	(5,262)	(5,544)
Net deferred loan fees	(92)	(112)	(92)	(82)	(41)
Allowance for loan losses	(3,281)	(7,354)	(4,659)	(3,795)	(2,855)

Loans, net	$155,071	$237,965	$147,376	$162,612	$135,163

        The following table sets forth certain information regarding the geographic location of properties securing the mortgage loans in the loan portfolio at December 31, 2003:

Location	Number of Loans	Principal Balance	Percentage of Total Principal Balance
	(dollars in thousands)
California	262	$79,074	44.45%
Florida	26	14,123	7.94
New York	16	10,530	5.92
Connecticut	45	6,842	3.84
Nevada	5	5,637	3.17
Texas	15	5,506	3.09
New Hampshire	33	4,387	2.47
North Dakota	11	3,962	2.23
Missouri	8	3,394	1.91
All others	145	44,447	24.98

	566	$177,902	100.00%

        The following tables set forth information regarding maturity, contractual interest rate and principal balance of all loans in the loan portfolio at December 31, 2003:

Period until maturity	Number of Loans	Principal Balance	Percentage of Total Principal Balance
	(dollars in thousands)
Six months or less	38	$15,781	8.87%
Greater than six months to one year	17	6,687	3.76
Greater than one year to three years	74	8,786	4.94
Greater than three years to five years	79	16,993	9.55
Greater than five years to ten years	105	28,972	16.28
Greater than ten years	255	100,711	56.60

	568	$177,930	100.00%

Contractual Interest Rate	Number of Loans	Principal Balance	Percentage of Total Principal Balance
	(dollars in thousands)
Less than 4.00%	18	$2,006	1.13%
4.00 to 4.49	210	85,592	48.10
4.50 to 4.99	33	6,369	3.58
5.00 to 5.49	40	7,093	3.99
5.50 to 5.99	20	4,099	2.30
6.00 to 6.49	28	6,869	3.86
6.50 to 6.99	24	5,940	3.34
7.00 to 7.49	45	17,427	9.79
7.50 to 7.99	19	7,312	4.11
8.00 to 8.49	24	8,538	4.80
8.50 to 8.99	19	6,509	3.66
9.00 to 9.49	18	3,970	2.23
9.50 to 9.99	30	2,946	1.66
10.00 to 10.49	13	6,052	3.40
10.50 to 10.99	11	2,852	1.60
11.00% and above	16	4,356	2.45

	568	$177,930	100.00%

Principal Balance	Number of Loans	Principal Balance	Percentage of Total Principal Balance
	(dollars in thousands)
$50,000 and less	140	$3,617	2.03%
Greater than $50,000 to $100,000	93	6,972	3.92
Greater than $100,000 to $250,000	137	23,091	12.98
Greater than $250,000 to $500,000	102	36,096	20.29
Greater than $500,000 to $1,000,000	51	36,677	20.61
Greater than $1,000,000 to $2,000,000	35	45,025	25.31
Greater than $2,000,000 to $3,000,000	8	19,327	10.86
Greater than $3,000,000 to $4,000,000	2	7,125	4.00

	568	$177,930	100.00%

        Loan Purchasing Activities.    A substantial portion of the loan portfolio consists of loans which were purchased by Capital Crossing from third parties. These loans generally are secured by commercial real estate, multi-family residential real estate, one-to-four family residential real estate or land located throughout the United States. These loans generally were purchased at discounts from their then outstanding principal balances and have been purchased from sellers in the financial services industry or government agencies. Capital Crossing does not utilize any specific threshold underwriting criteria in evaluating individual loans or pools of loans for purchase, but rather evaluates each individual loan, if it is purchasing an individual loan, or pool of loans, if it is purchasing a pool of loans, on a case by case basis in making a purchase decision as described in more detail below.

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

        The fair value of the collateral is determined by Capital Crossing's in-house appraisal group which considers, among other factors, the type of property, its condition and location and its highest and best use. In many cases, real estate brokers and/or appraisers with specific knowledge of the local real estate market are also consulted. For larger loans, members of Capital Crossing's in-house loan acquisition group typically visit the collateral, conduct a site inspection and conduct an internal rental analysis of similar commercial properties. Capital Crossing also analyzes the capacity of the cash flows generated by the collateral to service the loan. Capital Crossing also considers minimum debt service coverage ratios, consisting of the ratio of net operating income to total principal and interest payments. New tax and title searches may also be obtained to verify the status of any prior liens on the collateral. Capital Crossing's in-house environmental specialists review available information with respect to each property to assess potential environmental risk.

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

  •
  geographic location;

  •
  the yield expected to be earned; and

  •
  servicing restrictions, if any.

        In addition to the factors listed above, Capital Crossing also considers the amount it may realize through collection efforts or foreclosure and sale of the collateral, net of expenses, and the length of time and costs required to complete the collection or foreclosure process in the event a loan becomes non-performing or is non-performing at the time of purchase. Under Capital Crossing's credit policy for purchased loans, all bids are subject to the approval of the Chairman or the President and any individual loan relationship whose allocated purchase price exceeds $7.5 million is subject to approval by the Loan and Investment Committee, which consists of Capital Crossing's Chairman, President, two independent directors and certain officers of Capital Crossing.

        Loan Servicing and Asset Resolution.    Capital Crossing has a number of asset managers that are divided into management teams. Loans are assigned to asset managers based on their size and performance status. Additionally, Dolphin Capital employees assist in the servicing of smaller balance loans by making service calls when such loans become delinquent. In the event that a purchased loan becomes delinquent, or if it is delinquent at the time of purchase, Capital Crossing promptly initiates collection activities. If a delinquent loan becomes non-performing, Capital Crossing may pursue a number of alternatives with the goal of maximizing Capital Crossing Preferred's overall return on each loan in a timely manner. During this period, Capital Crossing Preferred does not recognize interest income on such loans unless regular payments are being made. In instances when a loan is not returned to performing status, Capital Crossing often seeks resolution through negotiating a discounted pay-off with borrowers, which may be accomplished through refinancing by the borrower with another lender, restructuring the loan to a level that is supported by existing collateral and debt service capabilities, or foreclosure and sale of the collateral.

Asset Quality

        Payment Status of Loan Portfolio.    The following table sets forth certain information relating to the payment status of loans in the loan portfolio, net of discount and deferred loan fees at the dates indicated:

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Current	$158,314	$242,151	$149,256	$166,146	$136,787
Over thirty days to eighty-nine days past due	113	1,659	2,718	123	157
Ninety days or more past due	—	—	—	—	—

Total performing loans	158,427	243,810	151,974	166,269	136,944
Non-performing loans	17	1,621	153	220	1,115

Total loan portfolio, net of discount and deferred loan fees	$158,444	$245,431	$152,127	$166,489	$138,059

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

Impaired Loans

        Capital Crossing Preferred considers a purchased loan impaired when, based on current information and events, it determines that estimated cash flows are less than the cash flows estimated at the date of purchase by Capital Crossing. A loan originated by Capital Crossing is considered impaired when, based on current information and events, it is probable that Capital Crossing Preferred will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impairment is measured on a loan-by-loan basis by comparing the recorded investment in the loan to the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Substantially all of Capital Crossing Preferred's loans which have been identified as impaired have been measured by the fair value of the existing collateral. At December 31, 2003, Capital Crossing Preferred had a net recorded investment in impaired loans of $677,000. No additional funds are committed to be advanced in connection with impaired loans. For additional information see Notes 1 and 2 to the Financial Statements.

Non-Performing Assets

        The performance of Capital Crossing Preferred's loan portfolio is evaluated regularly by management. Management generally classifies a loan as non-performing when the collectibility of principal and interest is ninety days or more past due or the collection of principal and interest is not probable or estimable.

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

        When Capital Crossing Preferred classifies problem assets, it may establish specific allowances for loan losses or specific non-amortizing discount allocations in amounts deemed prudent by management. When Capital Crossing Preferred identifies problem loans or a portion thereof, as a loss, it will charge-off such amounts or set aside specific allowances or non-amortizing discount equal to the total loss. All of Capital Crossing Preferred's loans are reviewed monthly to determine which loans are to be placed on non-performing status. In addition, Capital Crossing Preferred's determination as to the classification of its assets and the amount of its valuation allowances is reviewed by the Massachusetts Commissioner of Banks and the FDIC during their examinations of Capital Crossing, which may result in the establishment of additional general or specific loss allowances.

        The following table sets forth the amount of non-performing assets by category at the dates indicated:

	December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands)
Non-performing loans, net:
Commercial real estate	$2	$1,601	$—	$220	$1,115
Multi-family real estate	15	20	153	—	—

Non-performing loans, net	17	1,621	153	220	1,115

Other real estate owned	—	—	—	—	434

Non-performing assets, net	$17	$1,621	$153	$220	$1,549

Non-performing loans, net, as a percent of loans, net of discount and deferred loan income	0.01%	0.66%	0.10%	0.13%	0.81%
Non-performing assets, net, as a percent of total assets	0.01	0.49	0.06	0.10	0.92

Non-Amortizing Discount and Allowance for Loan Losses

        Non-Amortizing Discount.    At the time of acquisition of purchased pools of loans, the excess of the contractual balances over the amount of reasonably estimable and probable discounted future cash collections for each loan is recorded as non-amortizing discount. Depending on the timing of an acquisition, a preliminary allocation may be utilized until a final allocation is established. Generally, the allocation will be finalized no later than ninety days from the date of purchase. The remaining discount, which represents the excess of the amount of reasonably estimable and probable discounted future cash collections over the acquisition amount is accreted into interest income using the interest method over the term of the loans and is not accreted on non-performing loans. There is judgment involved in estimating the amount of future cash flows. The amount and timing of actual cash flows could differ materially from management's estimates, which could materially affect Capital Crossing Preferred's financial condition and results of operations.

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

        Included in net loans, at December 31, 2003 and 2002, are approximately $6.7 million and $32.9 million (of which none and $180,000 are non-performing), respectively, for which the net recorded investment represents the amortized cost of these loans, where at acquisition, the amounts of reasonably estimable and probable discounted future cash collections were less than the contractual balances owed. These loans were purchased at a price to yield a market rate of interest after considering the credit quality of the loans at acquisition and the aforementioned expected future cash collections. The excess of the contractual balances over the amount of reasonably estimable and probable discounted future cash collections represents the predominant portion of the $1.5 million and $8.2 million of non-amortizing discount at December 31, 2003 and 2002, respectively.

        The following table sets forth certain information relating to the activity in the non-amortizing discount for the years indicated:

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance at beginning of year	$8,158	$6,062	$6,704	$7,318	$10,737
Accretion	(967)	(2,007)	(2,523)	(614)	(2,048)
Transfers to amortizing portion upon improvements in cash flows	(2,273)	(194)	(112)	—	—
Additions in connection with loans acquired from Capital Crossing	—	8,131	2,764	1,022	10
Transfer to allowance for loan losses (1)	—	—	—	—	(860)
Net reductions related to resolutions and restructures	(35)	(1,139)	(587)	(734)	(521)
Net reductions relating to loans sold or distributed	(3,359)	(2,695)	(184)	(288)	—

Balance at end of year	$1,524	$8,158	$6,062	$6,704	$7,318

(1)
Effective January 1, 1999, $860,000 was transferred from non-amortizing discount to the allowance for loan losses, representing general reserve allocations.

        Allowance for Loan Losses.    Capital Crossing Preferred maintains an allowance for loan losses that are known and inherent in its loan portfolio. The allowance for loan losses is increased or decreased through a provision or credit for loan losses included in earnings. Additionally, the allowance for loan losses is increased upon allocation of purchase discount upon acquisition of loans and decreased upon sales and pay-offs of loans. Loans are charged-off when they are deemed to be uncollectible, or partially charged-off when a portion of a loan is deemed uncollectible. Subsequent recoveries, if any, are credited to the allowance when cash payments are received.

        Capital Crossing Preferred performs reviews of its loan portfolio to identify loans for which specific allocations are considered prudent. Specific allocations include the results of measuring impaired loans under Statement of Financial Accounting Standards No. 114. General risk allocations are determined by a formula whereby the loan portfolio is stratified by type and by internal risk rating categories. Loss factors are then applied to each strata based on various considerations including historic loss experience, delinquency trends, current economic conditions, industry standards and regulatory guidelines. This amount is adjusted from time to time based upon actual experience. An additional allowance is maintained based on a judgment by management after consideration of qualitative and quantitative assessments of certain factors including regional credit concentration, industry concentration, results of regulatory examinations, historical loss ranges, portfolio composition, economic conditions such as interest rates and energy costs and other changes in the portfolio. The allowance for loan losses is management's estimate of the probable loan losses incurred as of the balance sheet date.

        Additional factors influencing the calculation of the allowance for loan losses are particular concentrations within the portfolio, including the geographic concentration of loans in California, which accounted for approximately 44.45% of the portfolio at December 31, 2003, and concentrations of loans to individual borrowers.

        Capital Crossing Preferred's allowance for loan losses at December 31, 2003 was $3.3 million. The determination of this allowance requires the use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. In addition, regulatory agencies periodically review the adequacy of the allowance for loan losses and may require Capital Crossing Preferred to make additions to its allowance for loan losses. While management believes its estimates and assumptions are reasonable, there can be no assurance that they will be proven to be correct in the future. The actual amount of future provisions that may be required cannot be determined, and such provisions may exceed the amounts of past provisions. Management believes that the allowance for loan losses is adequate to absorb the known and inherent risks in Capital Crossing Preferred's loan portfolio at each date based on the facts known to management as of such date. Management continues to monitor and modify the allowances for general and specific loan losses as economic conditions dictate.

        Effective January 1, 2005, as a result of the required adoption of Statement of Position ("SOP") No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer," Capital Crossing Preferred expects its allowance for loan loss methodology to change. SOP No. 03-3 prohibits "carrying over" or creation of valuation allowances in the initial accounting of all loans acquired in a transfer. The prohibition of the valuation allowance carry over applies to the purchase of an individual loan, a pool of loans, a group of loans and impaired loans acquired in a business combination. For more information related to SOP No. 03-3 see Note 1—Recent Accounting Pronouncements to the Financial Statements. Capital Crossing Preferred has not yet determined how the adoption of this SOP will impact its financial condition or results of operation.

        The following table sets forth management's allocation of the allowance for loan losses by loan category and the percentage of the loans in each category to total loans in each category with respect to the loan portfolio at the dates indicated:

	December 31,
	2003		2002		2001		2000		1999
	Allowance For Loan Losses	% of Gross Loans To Total	Allowance For Loan Losses	% of Gross Loans To Total	Allowance For Loan Losses	% of Gross Loans To Total	Allowance For Loan Losses	% of Gross Loans To Total	Allowance For Loan Losses	% of Gross Loans To Total
	(dollars in thousands)
Loan Categories:
Commercial real estate and land	$2,691	70.70%	$5,660	71.13%	$2,766	64.59%	$2,321	55.70%	$2,083	65.97%
Multi-family residential	579	28.32	1,662	27.96	1,788	33.56	1,372	40.64	665	28.28
One-to-four family residential	11	0.96	32.91		105	1.85	100	3.51	97	5.58
Other	—	0.02	—	—	—	—	2	0.15	10	0.17

Total	$3,281	100.00%	$7,354	100.00%	$4,659	100.00%	$3,795	100.00%	$2,855	100.00%

Servicing

        The loans are serviced by Capital Crossing pursuant to the terms of the master service agreement. Capital Crossing in its role as servicer under the terms of the master service agreement receives a fee equal to 0.20% per annum, payable monthly, on the gross average outstanding principal balance of loans serviced. For the years ended December 31, 2003, 2002 and 2001, Capital Crossing Preferred incurred $460,000, $518,000 and $345,000, respectively, in servicing fees payable to Capital Crossing.

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

Advisory Services

        Capital Crossing Preferred has entered into an advisory agreement with Capital Crossing to administer the day-to-day operations of Capital Crossing Preferred. Capital Crossing is paid a monthly advisory fee equal to 0.05% per annum of the average gross outstanding balance of Capital Crossing Preferred's loans for the immediately preceding month, plus reimbursement for certain expenses incurred by Capital Crossing as advisor. For the years ended December 31, 2003, 2002 and 2001, Capital Crossing Preferred incurred $115,000, $130,000, and $86,000, respectively, in advisory fees payable to Capital Crossing. As advisor, Capital Crossing is responsible for:

  (1)
  monitoring the credit quality of the loan portfolio held by Capital Crossing Preferred;

  (2)
  advising Capital Crossing Preferred with respect to the acquisition, management, financing and disposition of its loans and other assets; and

  (3)
  maintaining the corporate and shareholder records of Capital Crossing Preferred.

Employees

        Capital Crossing Preferred has six officers, including three executive officers. Capital Crossing Preferred does not have any employees because it has retained Capital Crossing to perform all necessary functions pursuant to the advisory agreement and the master service agreement. Each officer of Capital Crossing Preferred currently is also an officer and/or director of Capital Crossing. Capital Crossing Preferred will maintain corporate records and audited financial statements that are separate from those of Capital Crossing. There are no provisions in the restated articles of organization limiting any of the officers or directors from having any direct or indirect pecuniary interest in any mortgage asset to be acquired or disposed of by Capital Crossing Preferred or in any transaction in which Capital Crossing Preferred has an interest or from engaging in acquiring and holding mortgage assets. None of the officers or directors currently has, nor is it anticipated that they will have, any such interest in Capital Crossing Preferred's mortgage assets.

Competition

        Capital Crossing Preferred does not anticipate that it will engage in the business of originating mortgage loans. It does anticipate that it will acquire mortgage assets in addition to those in the loan portfolio and that substantially all these mortgage assets will be acquired from Capital Crossing. The amount of future acquisitions of mortgage assets will be determined based upon the preferred dividend required to be paid by Capital Crossing Preferred and the level of assets required to produce an adequate dividend coverage ratio. Accordingly, Capital Crossing Preferred does not expect to compete with mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers or insurance companies in acquiring its mortgage assets from Capital Crossing. Capital Crossing, however, faces significant competition in the purchase of mortgage loans, which could have an adverse effect on the ability of Capital Crossing Preferred to acquire mortgage loans. If Capital Crossing does not successfully compete in the purchase of mortgage loans, there could be an adverse effect on Capital Crossing Preferred's business, financial condition and results of operations.

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

        Numerous banks and non-bank financial institutions compete with Capital Crossing for deposit accounts and the acquisition of loans. The primary factors in competing for loans are interest rates, loan origination fees and the quality and range of lending services offered. The competition for loans has recently increased as a direct result of mergers of banks in New England. These mergers have provided the resulting banks with enhanced financial resources and administrative capacity to compete for assets.

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

PART II

Item 5. Market for Capital Crossing Preferred's Common Stock and Related Security Holder Matters

Common Stock

        In connection with its formation on March 20, 1998, Capital Crossing Preferred issued 100 shares of its common stock to Capital Crossing. These shares of common stock were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. There is no established public trading market for the common stock. As of March 6, 2004, there were 100 issued and outstanding shares of common stock, all of which were held by Capital Crossing.

        During 2003, 2002 and 2001, dividends of $16.1 million, $23.5 million, and $20.6 million were paid to the common stockholder. In 2003, dividends of $1.0 million were in the form of mortgage loans. In addition, during 2003, returns of capital totaling $118.2 million were paid to the common stockholder. In 2003, returns of capital of $8.3 million were in the form of mortgage loans.

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

        The FDIC's prompt corrective action regulations prohibit entities such as Capital Crossing from making "capital distributions," which include a transaction that the FDIC determines, by order or regulation, to be "in substance a distribution of capital," unless the institution is at least adequately capitalized after the distribution. There can be no assurances that the FDIC would not seek to restrict Capital Crossing Preferred's payment of dividends on the Series A and Series C preferred shares under these regulations if Capital Crossing were to fail to maintain a status of at least adequately capitalized. Currently, an institution is considered adequately capitalized if it has a Total Risk-based capital ratio of at least 8.0%, a Tier 1 Risk-based capital ratio of at least 4.0% and a Tier 1 Leverage ratio of at least 4.0%. At December 31, 2003, Capital Crossing's Total Risk-based capital ratio was 13.96%, Tier 1 Risk-based capital ratio was 12.70% and Tier 1 Leverage ratio was 12.19%, which is sufficient for Capital Crossing to be considered well-capitalized. As part of its common stock repurchase program, Capital Crossing has agreed with the FDIC to maintain, for so long as the repurchase program continues, its Tier 1 Leverage ratio at least 8.0% and that it remains well-capitalized.

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

Item 6. Selected Financial Data

As of and for the Year Ended December 31,
2003	2002	2001	2000	1999
(dollars in thousands)
Financial condition data:
Total assets	$221,853	$331,994	$236,365	$219,183	$168,873
Loans, gross	$177,930	$277,515	$166,446	$178,455	$150,921
Total discount	(19,486)	(32,084)	(14,319)	(11,966)	(12,862)
Allowance for loan losses	(3,281)	(7,354)	(4,659)	(3,795)	(2,855)
Deferred loan fees	(92)	(112)	(92)	(82)	(41)

Loans, net	$155,071	$237,965	$147,376	$162,612	$135,163

Cash and cash equivalents	$65,845	$92,710	$87,989	$55,312	$32,333
Stockholders' equity	221,430	331,559	235,948	218,907	168,667
Non-performing loans, net	$17	$1,621	$153	$220	$1,115
Other real estate owned, net	—	—	—	—	434

Total non-performing assets, net	$17	$1,621	$153	$220	$1,549

Operations data:
Interest income	$21,113	$25,461	$23,598	$22,762	$19,987
Credit for loan losses	3,910	1,500	—	—	—
Other income	3,088	2,512	236	163	—
Operating expenses	(531)	(753)	(498)	(343)	(127)

Net income	27,580	28,720	23,336	22,582	19,860
Preferred stock dividends	(3,342)	(3,342)	(2,562)	(1,459)	(1,338)

Net income available to common shareholder	$24,238	$25,378	$20,774	$21,123	$18,522

Ratio of earnings to fixed charges and preferred stock dividends	8.25	x	8.59	x	9.11	x	15.48	x	14.84	x
Selected other information:
Non-performing assets, net, as a percent of total assets	0.01%	0.49%	0.06%	0.10%	0.92%
Non-performing loans, net, as a percentage of loans, net of discount and deferred loan income	0.01	0.66	0.10	0.13	0.81
Total discount as a percent of gross loans	10.95	11.56	8.60	6.71	8.52
Allowance for loan losses as a percent of total loans, net of discount and deferred loan fees	2.07	3.00	3.06	2.28	2.07
Allowance for loan losses as a percent of non-performing loans, net	19,300.00	453.67	3,045.10	1,725.00	256.05

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Level Overview

        Net income available to common shareholder decreased $1.1 million, or 4.5%, to $24.2 million in 2003 compared to $25.4 million in 2002 and increased $4.6 million or 22.2%, in 2002 compared to $20.8 million for 2001. The decrease from 2002 to 2003 is primarily the result of a decline in interest income partially offset by an increased credit for loan losses and an increase in gains on distribution of loans to the common stockholder. The increase from 2001 to 2002 is primarily the result of an increase in gains on sales of loans, a credit for loan losses and an increase in interest income.

        During 2003, Capital Crossing Preferred did not acquire any mortgage assets. Returns of capital of $118.2 million were made during 2003. Decisions regarding the utilization of Capital Crossing Preferred's cash are based, in large part, on its future commitments to pay preferred stock dividends. During 2003, the loan portfolio was large enough to generate income resulting in a ratio of earnings to fixed charges and preferred stock dividends of 8.25 times.

        Future decisions regarding mortgage asset acquisitions will be based on the level of preferred stock dividends at the time and the required level of income necessary to generate adequate dividend coverage.

Critical Accounting Policies

        In December 2001, the SEC requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While Capital Crossing Preferred's significant accounting policies are more fully described in Note 1 to the Financial Statements, the following is a summary of the accounting policies believed by management to be most critical in their potential effect on Capital Crossing Preferred's financial position or results of operations:

        Allowance for Loan Losses.    Arriving at an appropriate level of allowance for loan losses requires a high degree of judgment. Capital Crossing Preferred maintains an allowance for probable loan losses that are inherent in its loan portfolio. The initial allowance for loan losses was transferred from Capital Crossing at the time of the initial transfer of loans to Capital Crossing Preferred and additional transfers are made in connection with each transfer of loans from Capital Crossing. Additionally, the allowance for loan losses is increased upon allocation of purchase discount upon acquisition of loans and decreased upon sales or pay-offs of loans. Reductions in connection with sales are included in the calculation of the gain or loss, and reductions related to pay-offs are recorded as a credit for loan losses. Loan losses are charged against the allowance when management believes the net investment of the loan, or a portion thereof, is uncollectible. Subsequent recoveries, if any, are credited to the allowance when cash payments are received.

        Management makes significant judgments in determining the adequacy of the allowance for loan losses. Management initially considers the loan loss allowances specifically allocated to individual impaired loans. Next, management considers the level of general loan loss allowances deemed appropriate for the balance of the portfolio. Factors considered include known and inherent risks in the nature and volume of the loan portfolios, adverse situations that may affect the borrower's ability to repay, historical loss ranges, the estimated value of any underlying collateral and prevailing economic conditions. An additional allowance for loan losses is maintained based on a judgmental process whereby management considers qualitative and quantitative assessments of other factors including regional credit concentration, industry concentration, results of regulatory examinations, historical loss ranges, portfolio composition, economic conditions such as interest rates and energy costs and other changes in the portfolio. The allowance for loan losses is management's estimate of the probable loan losses incurred as of the balance sheet date. There can be no assurance that Capital Crossing Preferred's actual losses with respect to loans will not exceed its allowance for loan losses.

        Effective January 1, 2005, as a result of the required adoption of SOP No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer," Capital Crossing Preferred expects its allowance for loan loss methodology to change. SOP No. 03-3 prohibits "carrying over" or creation of valuation allowances in the initial accounting of all loans acquired in a transfer. The prohibition of the valuation allowance carry over applies to the purchase of an individual loan, a pool of loans, a group of loans and impaired loans acquired in a business combination. For more information related to SOP No. 03-3 see Note 1-Recent Accounting Pronouncements to the Financial Statements. Capital Crossing Preferred has not yet determined how the adoption of this SOP will impact its financial statements.

        Discounts on Acquired Loans.    At the time of acquisition of purchased pools of loans, the excess of the contractual balances over the amount of reasonably estimable and probable discounted future cash collections for each loan is recorded as non-amortizing discount. Depending on the timing of an acquisition, a preliminary allocation may be utilized until a final allocation is established. Generally, the allocation will be finalized no later than ninety days from the date of purchase. The remaining discount, which represents the excess of the amount of reasonably estimable and probable discounted future cash collections over the acquisition amount is accreted into interest income using the interest method over the term of the loans and is not accreted on non-performing loans. There is judgment involved in estimating the amount of future cash flows. The amount and timing of actual cash flows could differ materially from management's estimates, which could materially affect Capital Crossing Preferred's financial condition and results of operations.

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

        Gains and losses on sales of loans are determined using the specific identification method. The excess (deficiency) of any cash received as compared to the net investment is recorded as gain (loss) on sales of loans. There are no loans held for sale at December 31, 2003.

        Changes in interest rates also can affect the value of Capital Crossing Preferred's loans and its ability to realize gains on the resolution of assets. A significant portion of Capital Crossing Preferred's earnings results from accelerated interest income resulting from loan prepayments. This type of income can vary significantly from quarter to quarter and year to year based on a number of different factors, including the interest rate environment. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on Capital Crossing Preferred's loans may lead to a reduction of discount accreted into income, which could have a material adverse effect on its results of operations.

Results of Operations for the Years Ended December 31, 2003, 2002 and 2001

Interest income

        The yields on Capital Crossing Preferred's interest-earning assets are summarized as follows:

	Years Ended December 31,
	2003			2002			2001
	Average Balance	Interest	Yield	Average Balance	Interest	Yield	Average Balance	Interest	Yield
	(dollars in thousands)
Loans, net (1)	$198,333	$19,797	9.98%	$226,122	$23,244	10.28%	$154,927	$20,064	12.95%
Interest-bearing deposits	83,045	1,316	1.58	78,346	2,217	2.83	87,167	3,534	4.05

Total interest-earning assets	$281,378	21,113	7.50%	$304,468	$25,461	8.36%	$242,094	$23,598	9.75%

(1)
Non-performing loans are excluded from average balance calculations.

        The decline in yield on interest-earning assets from 2002 to 2003 is a result of a decline in yield on both interest-bearing deposits and the loan portfolio and a decline in total interest-earning assets. The yield on interest-bearing deposits declined due to a decline in overall market rates. The yield on the loan portfolio declined as a result of: (1) a decrease in yield attributable to regularly scheduled interest income as a result of the declining interest rate environment and (2) the purchase or contribution in 2002 of loans from Capital Crossing that were acquired from the Small Business Administration which generate lower regularly scheduled interest and accretion. Average loans, net for 2003 totaled $198.3 million compared to $226.1 million for 2002. This decrease is primarily attributable to pay-offs and amortization of loans in addition to a transfer of loans to Capital Crossing Bank of $6.4 million during the year ended December 31, 2003.

        The decline in yield on interest-earning assets from 2001 to 2002 is a result of a decline in yield on both interest-bearing deposits and the loan portfolio. The yield on interest-bearing deposits declined due to a decline in overall market rates. The yield on the loan portfolio declined as a result of: (1) a decrease in yield attributable to regularly scheduled interest income as a result of the declining interest rate environment, (2) a decline, relative to the overall yield on loans, in interest income recognized at the time of individual loan pay-offs and (3) as a result of the purchase or contribution of loans from Capital Crossing that were acquired from the Small Business Administration which generate lower regularly scheduled interest and accretion. Average loans, net for 2002 totaled $226.1 million compared to $154.9 million for 2001. This increase is due primarily to purchases of loans from or contribution of loans by Capital Crossing totaling $184.1 million, which was partially offset by pay-offs, sales, and amortization related to loans during the period.

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

	Years Ended December 31,
	2003		2002		2001
	Interest Income	Yield	Interest Income	Yield	Interest Income	Yield
	(dollars in thousands)
Regularly scheduled interest and accretion income	$15,284	7.70%	$18,120	8.01%	$15,445	9.97%
Interest and fee income recognized on loan pay-offs:
Non-amortizing discount	968	0.49	1,956	0.87	2,216	1.43
Amortizing discount	2,712	1.37	2,818	1.25	1,701	1.10
Other interest and fee income	833	0.42	350	0.15	702.45

	4,513	2.28	5,124	2.27	4,619	2.98

	$19,797	9.98%	$23,244	10.28%	$20,064	12.95%

        The amount of loan pay-offs and related discount income is influenced by several factors, including the interest rate environment, the real estate market in particular areas, the timing of transactions, and circumstances related to individual borrowers and loans.

        The average balance of interest-bearing deposits increased $4.7 million to $83.0 million for 2003 compared to $78.3 million for 2002 and decreased $8.8 million in 2002 compared to $87.2 million for 2001. The changes in the average balances of interest-bearing deposits are the result of cash flows from loan repayments, offset by loan purchases and periodic dividend payments and returns of capital. The yield on interest-bearing deposits decreased in 2003 and 2002 as a result of a decline in the interest rate environment.

Credit for loan losses

        Capital Crossing Preferred recorded a credit for loan losses of $3.9 million and $1.5 million for the years ended December 31, 2003 and 2002, respectively. No provision or credit was recorded for the year ended December 31, 2001. Capital Crossing Preferred has experienced a high rate of loan pay-offs and thus recorded a credit for loan losses to reduce allowance allocations related to the loans that have paid off and loans which have performed above original expectations. The allowance for loan losses is based on the size of the portfolio and its historical performance. The determination of this allowance requires the use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. Should the loan portfolio continue to decline without utilization of the allowance for loan losses, future credits for loans losses will be necessary.

Other income

        Guarantee fee income for the years ended December 31, 2003, 2002 and 2001 was $80,000 in each year. Effective July 1, 2000, Capital Crossing Preferred entered into an agreement to make certain assets available to be pledged in connection with borrowings of Capital Crossing from the FHLBB. Capital Crossing Preferred receives an annual fee of $80,000 under this agreement.

        A gain of $3.0 million was recognized on the distribution of loans to the common stockholder during the third quarter of 2003. These loans were distributed at the estimated fair value on the transfer date, which was higher than the book value of the loans, resulting in the recognition of a gain in connection with this distribution.

        During 2002, there were three loan sales to unaffiliated third parties, comprised of ten loans with carrying values of $5.1 million, which resulted in gains of $2.4 million. In addition, four loans totaling $2.6 million were sold to Capital Crossing for no gain. During 2001, one loan with a carrying value of $771,000 was sold at a gain of $156,000. There were no loan sales to third parties during 2003.

Operating expenses

        Loan servicing and advisory expenses decreased $73,000, or 11.3%, to $575,000 in 2003 from $648,000 in 2002 and increased by $217,000, or 50.3%, from $431,000 in 2001. The changes are a result of changes in the average balance of the loan portfolio from year to year.

        Other real estate owned income for the year ended December 31, 2003 is comprised of a gain of $334,000 on the sale of one property to an unaffiliated third party and rental income of $27,000. There was no other real estate owned income during the years ended December 31, 2002 and 2001.

        Other general and administrative expenses consisting primarily of professional fees, shareholder relations and printing expenses increased $212,000, or 201.9%, to $317,000 from $105,000 in 2002 and increased $38,000, or 56.7%, from $67,000 in 2001. These increases are primarily attributable to increases in legal and accounting fees in connection with loan-related matters.

Preferred stock dividends

        Preferred stock dividends increased in 2002 and 2003 as compared to 2001 as a result of dividends on Series C preferred stock issued on May 31, 2001.

Financial Condition

Interest-bearing Deposits with Capital Crossing Bank

        Interest-bearing deposits with Capital Crossing Bank consist entirely of a money market account at December 31, 2003 and 2002. The balance of interest-bearing deposits decreased $26.9 million to $65.8 million for 2003 compared to $92.6 million for 2002. The change in the balance of interest-bearing deposits is the result of loan purchases and periodic dividend payments and returns of capital, offset by cash flows from loan repayments.

Loan Portfolio

        The outstanding principal balance of the loan portfolio is summarized as follows:

	December 31,
	2003		2002
	Principal Balance	Percentage of Total	Principal Balance	Percentage of Total
		(dollars in thousands)
Mortgage loans on real estate:
Commercial real estate	$120,317	67.62%	$191,567	69.03%
Multi-family residential	50,390	28.32	77,598	27.96
One-to-four family residential	1,714	0.96	2,529	0.91
Land	5,481	3.08	5,821	2.10

Total	177,902	99.98	277,515	100.00
Other	28	0.02	—	—

Total loans, gross	$177,930	100.00%	$277,515	100.00%

        Capital Crossing Preferred acquires primarily performing commercial real estate and multifamily residential mortgage loans. No loans were acquired in 2003 as the existing portfolio was large enough to generate an adequate dividend coverage ratio. Total net loans acquired in 2002 were $184.1 million consisting of $90.3 million of loans purchased from Capital Crossing and $93.3 million of loans contributed by Capital Crossing.

        Capital Crossing Preferred intends that each loan acquired from Capital Crossing in the future will be a whole loan, and will be originated or acquired by Capital Crossing in the ordinary course of its business. Capital Crossing Preferred also intends that all loans held by it will be serviced pursuant to the master service agreement with Capital Crossing.

        Non-performing loans, net of discount, totaled $17,000 and $1.6 million at December 31, 2003 and 2002, respectively. The decline in non-performing loans relates primarily to a loan for which the collateral was foreclosed upon and sold during 2003.

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

        At December 31, 2003, 44.5% and 14.5%, respectively, of Capital Crossing Preferred's total real estate loan portfolio consisted of loans located in California and New England. At December 31, 2002, 43.7% and 14.1%, respectively, of Capital Crossing Preferred's total loan portfolio consisted of loans in California and New England. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political or business developments or natural hazards in California or New England that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages.

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

        Capital Crossing Preferred's management reviews, among other things, the sensitivity of Capital Crossing Preferred's assets to interest rate changes, the book and market values of assets, purchase and sale activity, and anticipated loan pay-offs. Capital Crossing Preferred's management also approves and establishes pricing and funding decisions with respect to Capital Crossing Preferred's overall asset and liability composition.

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

        The following table sets forth the Capital Crossing Preferred's interest-rate-sensitive assets categorized by repricing dates and weighted average yields at December 31, 2003. For fixed rate instruments, the repricing date is the maturity date. For adjustable-rate instruments, the repricing date is deemed to be the earliest possible interest rate adjustment date. Assets that are subject to immediate repricing are placed in the overnight column.

	December 31, 2003
	Overnight	Within One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	Over Five Years	Total
	(dollars in thousands)
Interest-bearing deposits	$65,755	$—	$—	$—	$—	$—	$—	$65,755
	1.10%
Certificates of deposit	—	200	—	—	—	—	—	200
		1.34%
Fixed-rate loans(1)	—	38,343	22,743	14,729	9,355	6,556	8,175	99,901
	—	8.38%	8.30%	8.06%	7.72%	7.73%	7.08%
Adjustable-rate loans(1)	23,163	32,747	1,971	497	43	7	6	58,434
	6.92%	6.69%	7.45%	6.95%	6.40%	4.47%	4.76%

Total rate-sensitive assets	$88,918	$71,290	$24,714	$15,226	$9,398	$6,563	$8,181	$224,290

(1)
Loans are presented at net amounts before deducting the allowance for loan losses and excludes non-performing loans.

        Based on Capital Crossing Preferred's experience, management applies the assumption that, on average, approximately 24% of the fixed and adjustable rates will prepay annually.

        At December 31, 2003, the fair value of net loans was $161,558,000 as compared to the net carrying value of net loans of $155,071,000. The fair value of interest-bearing deposits approximates carrying value.

Risk Factors and Factors Affecting Future Operating Results

        Set forth below are a number of risk factors that may cause Capital Crossing Preferred's actual results to differ materially from anticipated future results, performance or achievements expressed or implied by the forward-looking statement. All of these factors should be carefully reviewed, and the reader of this Annual Report on Form 10-K should be aware that there may be other factors that could cause these differences.

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

        If Capital Crossing Preferred incurs significant indebtedness, it may not have sufficient funds to make dividend or liquidation payments on the Series A or Series C preferred shares. Upon Capital Crossing Preferred's liquidation, its obligations to its creditors would rank senior to the Series A and Series C preferred shares. At December 31, 2003, Capital Crossing Preferred had approximately $132,000 in accounts payable and other liabilities which, upon its liquidation, would be required to be paid before any payments could be made to holders of the Series A or Series C preferred shares. In addition, upon Capital Crossing Preferred's liquidation, dissolution or winding up, if it does not have sufficient funds to pay the full liquidation amount to the holders of the Series A and Series C preferred shares, such holders may receive less than the $10.00 per share liquidation amount.

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

  •
  payment of dividends on the Series A and Series C preferred shares could also be subject to regulatory limitations if Capital Crossing becomes undercapitalized. Capital Crossing will be deemed undercapitalized if its total risk-based capital ratio is less than 8.0%, its Tier 1 risk-based capital ratio is less than 4.0% or its Tier 1 leverage ratio is less than 4.0%. At December 31, 2003, Capital Crossing had a total risk-based capital ratio of 13.96%, a Tier 1 risk-based capital ratio of 12.70% and a Tier 1 leverage ratio of 12.19%, which is sufficient for Capital Crossing to be considered well-capitalized. As part of its common stock repurchase program, Capital Crossing has also agreed with the FDIC to maintain, for so long as the repurchase program continues, its Tier 1 leverage ratio at least 8.00% as well as remaining well capitalized. Capital Crossing Preferred makes no assurance that Capital Crossing will be well-capitalized under applicable regulations as of any future date. For purposes of calculating these capital ratios as a percentage of Capital Crossing's risk-weighted assets, as opposed to its total assets, Capital Crossing's assets are assigned to risk categories based on the relative credit risk of the asset in question. These risk weights consist of 0% for assets deemed least risky such as cash, claims backed by the full faith and credit of the U.S. government, and balances due from Federal Reserve banks; 20% for assets deemed slightly more risky such as portions of obligations conditionally guaranteed by the U.S. government or federal funds sold; 50% for assets deemed still more risky such as government issued-revenue bonds, one-to-four family residential first mortgage loans and well-collateralized multi-family residential first mortgage loans; and 100% for all other assets, including private sector loans such as commercial mortgage loans as well as bank-owned real estate.

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

Capital Crossing Preferred's loans are concentrated in California and New England and adverse conditions in those markets could adversely affect its operations

        Properties underlying Capital Crossing Preferred's current mortgage assets are concentrated primarily in California, particularly Southern California, and New England. As of December 31, 2003, approximately 44.5% of the balances of its mortgage loans were secured by properties located in California and 14.5% in New England. Adverse economic, political or business developments or natural hazards may affect these areas and the ability of property owners in these areas to make payments of principal and interest on the underlying mortgages. If either region experienced adverse economic, political or business conditions, Capital Crossing Preferred would likely experience higher rates of loss and delinquency on its mortgage loans than if its loans were more geographically diverse.

A substantial majority of Capital Crossing Preferred's loans were originated by other parties whose level of due diligence may be different than Capital Crossing's level of due diligence

        At December 31, 2003, approximately 93.9% of Capital Crossing Preferred's total gross loans consisted of loans originated by third parties that were purchased by Capital Crossing and subsequently acquired by Capital Crossing Preferred from Capital Crossing. Because these loans were originated by third parties, Capital Crossing generally is not able to conduct the same level of due diligence on these loans that it would have conducted had it originated them. Generally, while Capital Crossing conducts an acquisition review, it relies on the underwriting standards of the parties originating the loans it acquires. The standards of these loan originators may be substantially different than those of Capital Crossing. These differences may include less rigorous appraisal requirements and debt service coverage ratios, and less rigorous analysis of property location and environmental factors, building condition and age, tenant quality, compliance with zoning regulations, any use restrictions, easements or right of ways that may impact the value and the borrower's ability to manage the property. Other disadvantages of purchased loans versus originated loans may include the lack of current financial information, incomplete legal documentation and outdated appraisals.

More than half of Capital Crossing Preferred's loan portfolio is made up of commercial mortgage loans which are generally riskier than other types of loans

        Commercial mortgage loans constituted approximately 67.6% of the total gross loans in Capital Crossing Preferred's loan portfolio at December 31, 2003 and commercial mortgage loans are generally subject to greater risks than other types of loans. Capital Crossing Preferred's commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, tend to have shorter maturities than other mortgage loans and may not be fully amortizing, meaning that they have a principal balance or "balloon" payment due on maturity. The commercial real estate properties underlying Capital Crossing Preferred's commercial mortgage loans also tend to be unique and are more difficult to value than other real estate properties. They are also subject to relatively greater environmental risks than other types of loans and to the corresponding burdens and costs of compliance with environmental laws and regulations. Because of these risks related to commercial mortgage loans, Capital Crossing Preferred may experience higher rates of default on its mortgage loans than it would if its loan portfolio was more diversified and included a greater number of owner-occupied residential or other mortgage loans. Higher rates of default would cause Capital Crossing Preferred to increase its provision for loan losses, which may have a material adverse affect on its business, financial condition and results of operation.

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

Capital Crossing Preferred could be held responsible for environmental liabilities of properties it acquires through foreclosure

        If Capital Crossing Preferred chooses to foreclose on a defaulted mortgage loan to recover its investment it may be subject to environmental liabilities related to the underlying real property. Approximately 67.6% of the loans in Capital Crossing Preferred's portfolio at December 31, 2003 were commercial mortgage loans, which generally are subject to relatively greater environmental risks than other types of loans. Hazardous substances or wastes, contaminants, pollutants or sources thereof may be discovered on properties during Capital Crossing Preferred's ownership or after a sale to a third party. The amount of environmental liability could exceed the value of the real property. There can be no assurance that Capital Crossing Preferred would not be fully liable for the entire cost of any removal and clean-up on an acquired property, that the cost of removal and clean-up would not exceed the value of the property or that Capital Crossing Preferred could recoup any of the costs from any third party. In addition, Capital Crossing Preferred may find it difficult or impossible to sell the property prior to or following any such remediation.

Capital Crossing Preferred is dependent in virtually every phase of its operations on the diligence and skill of the management of Capital Crossing

        Capital Crossing, which holds all of Capital Crossing Preferred's common stock, is involved in virtually every aspect of Capital Crossing Preferred's existence. Capital Crossing Preferred has six officers and no other employees and does not have any independent corporate infrastructure. Capital Crossing Preferred does not have any employees because it has retained Capital Crossing to perform all necessary functions pursuant to the advisory agreement and the master service agreement. All of Capital Crossing Preferred's officers are also officers of Capital Crossing. Under an advisory agreement between Capital Crossing Preferred and Capital Crossing, Capital Crossing administers day-to-day activities, including monitoring of Capital Crossing Preferred's credit quality and advising it with respect to the acquisition, management, financing and disposition of mortgage assets and its operations generally. Under a master service agreement between Capital Crossing Preferred and Capital Crossing, Capital Crossing services Capital Crossing Preferred's loan portfolio. The advisory agreement has an initial term of five years with an automatic renewal feature and the master service agreement has a one-year term with an automatic renewal feature. Both the master service agreement and the advisory agreement are subject to earlier termination upon provision of 30 days and 90 days notice, respectively. Capital Crossing may subcontract all or a portion of its obligations under the advisory agreement to its affiliates or, with the approval of a majority of the Board of Directors as well as a majority of the independent directors, subcontract its obligations under the advisory agreement to unrelated third parties. Capital Crossing will not, in connection with the subcontracting of any of its obligations under the advisory agreement, be discharged or relieved from its obligations under the advisory agreement. The loss of the services of Capital Crossing, or the inability of Capital Crossing to effectively provide such services whether as a result of the loss of key members of Capital Crossing's management, early termination of the agreements or otherwise, and Capital Crossing Preferred's inability to replace such services on favorable terms, or at all, could adversely affect Capital Crossing Preferred's ability to conduct its operations.

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

        The terms of Capital Crossing Preferred's guarantee of obligations of Capital Crossing.    Capital Crossing Preferred has guaranteed all of the obligations of Capital Crossing under advances Capital Crossing may receive from time to time from the FHLBB, and has agreed to pledge a significant amount of it's assets in connection with those advances. The assets Capital Crossing Preferred pledges to the FHLBB will vary from time to time; however, the potential exists for Capital Crossing Preferred to pledge all of its assets to the FHLBB to secure advances to Capital Crossing. In addition, Capital Crossing has pledged to the FHLBB all of the shares of Capital Crossing Preferred's capital stock it owns as collateral for its FHLBB borrowings. Under the terms of the pledge, if Capital Crossing becomes undercapitalized the FHLBB may require Capital Crossing to dissolve Capital Crossing Preferred such that the assets of Capital Crossing Preferred are distributed to Capital Crossing. In this circumstance the holders of Series A and Series C Preferred shares would receive their liquidation preference only to the extent there are available assets of Capital Crossing Preferred following satisfaction of its outstanding obligations, including its guarantee of Capital Crossing's FHLBB borrowings. At December 31, 2003, approximately $30.6 million, or 13.8%, of Capital Crossing Preferred assets have been pledged to and accepted by the FHLBB to secure advances to Capital Crossing. Capital Crossing has also agreed with the FHLBB that it will not request or accept advances from the FHLBB in excess of Capital Crossing Preferred's total stockholders equity, less the stockholders equity attributable to the Series A and Series C preferred shares. As of December 31, 2003, this restriction would limit Capital Crossing's ability to receive advances in excess of approximately $188.9 million. As of December 31, 2003, Capital Crossing had $129.0 million in outstanding FHLBB borrowings. The guarantee and pledge were approved by Capital Crossing Preferred's independent directors, subject to certain requirements and limitations, including the requirement that Capital Crossing pay Capital Crossing Preferred a guarantee fee. Any default by Capital Crossing on its obligations which would require Capital Crossing Preferred to satisfy its guarantee could adversely affect its business and its ability to make timely payments of dividends.

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

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Capital Crossing Preferred Corporation:

        We have audited the accompanying balance sheets of Capital Crossing Preferred Corporation as of December 31, 2003 and 2002, and the related statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of Capital Crossing Preferred Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Crossing Preferred Corporation as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Boston, Massachusetts
March 2, 2004

CAPITAL CROSSING PREFERRED CORPORATION
BALANCE SHEETS
December 31, 2003 and 2002

	2003	2002
	(in thousands)
ASSETS
Cash account with Capital Crossing Bank	$90	$88
Interest bearing deposits with Capital Crossing Bank	65,755	92,622

Total cash and cash equivalents	65,845	92,710

Certificates of deposit	200	100

Loans	177,930	277,515
Less discount and net deferred loan income	(19,578)	(32,196)
Less allowance for loan losses	(3,281)	(7,354)

Loans, net	155,071	237,965

Accrued interest receivable	737	1,219

	$221,853	$331,994

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses and other liabilities	$423	$435

Total liabilities	423	435

Commitments and contingencies
Stockholders' equity:
Preferred stock, Series A, 9.75% non-cumulative, exchangeable; $.01 par value; $10 liquidation value per share; 1,449,000 shares authorized, 1,416,130 shares issued and outstanding	14	14
Preferred stock, Series B, 8% cumulative, non-convertible; $.01 par value; $1,000 liquidation value per share plus accrued dividends; 1,000 shares authorized, 941 shares issued and outstanding	—	—
Preferred stock, Series C, 10.25% non-cumulative, exchangeable; $.01 par value; $10 liquidation value per share; 1,840,000 shares authorized, issued and outstanding	18	18
Common stock, $.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	211,240	329,475
Retained earnings	10,158	2,052

Total stockholders' equity	221,430	331,559

	$221,853	$331,994

See accompanying notes to financial statements.

CAPITAL CROSSING PREFERRED CORPORATION
STATEMENTS OF INCOME
Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001
	(in thousands)
Interest income:
Interest and fees on loans	$19,797	$23,244	$20,064
Interest on interest-bearing deposits	1,316	2,217	3,534

Total interest income	21,113	25,461	23,598
Credit for loan losses	3,910	1,500	—

Total interest income, after credit for loan losses	25,023	26,961	23,598

Other income:
Guarantee fee income	80	80	80
Gains on distribution of loans to common stockholder	3,008	—	—
Gains on sales of loans	—	2,432	156

Total other income	3,088	2,512	236

Operating expenses:
Loan servicing and advisory	575	648	431
Other real estate owned income, net	(361)	—	—
Other general and administrative	317	105	67

Total operating expenses	531	753	498

Net income	27,580	28,720	23,336
Preferred stock dividends	3,342	3,342	2,562

Net income available to common shareholder	$24,238	$25,378	$20,774

See accompanying notes to financial statements.

CAPITAL CROSSING PREFERRED CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2003, 2002 and 2001

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C
							Common Stock
									Additional Paid-in Capital	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Total
	(dollars in thousands)
Balance at December 31, 2000	1,416,130	$14	946	$—	$—	—	100	$—	$218,893	$—	$218,907
Net income	—	—	—	—	—	—	—	—	—	23,336	23,336
Net proceeds from issuance of preferred stock, Series C	—	—	—	—	1,840,000	18	—	—	16,854	—	16,872
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	(1,381)	(1,381)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	(76)	(76)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	(1,105)	(1,105)
Repurchase of preferred stock, Series B	—	—	(5)	—	—	—	—	—	(5)	—	(5)
Common stock dividend	—	—	—	—	—	—	—	—	—	(20,600)	(20,600)

Balance at December 31, 2001	1,416,130	14	941	—	1,840,000	18	100	—	235,742	174	235,948
Net income	—	—	—	—	—	—	—	—	—	28,720	28,720
Capital contribution from common stockholder	—	—	—	—	—	—	—	—	93,733	—	93,733
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	(1,381)	(1,381)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	(75)	(75)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	(1,886)	(1,886)
Common stock dividend	—	—	—	—	—	—	—	—	—	(23,500)	(23,500)

Balance at December 31, 2002	1,416,130	14	941	—	1,840,000	18	100	—	329,475	2,052	331,559
Net income	—	—	—	—	—	—	—	—	—	27,580	27,580
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	(1,381)	(1,381)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	(75)	(75)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	(1,886)	(1,886)
Return of capital to common stockholder	—	—	—	—	—	—	—	—	(118,235)	—	(118,235)
Common stock dividend	—	—	—	—	—	—	—	—	—	(16,132)	(16,132)

Balance at December 31, 2003	1,416,130	$14	941	$—	1,840,000	$18	100	$—	$211,240	$10,158	$221,430

See accompanying notes to financial statements.

CAPITAL CROSSING PREFERRED CORPORATION
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(in thousands)
Cash flows provided by operating activities:
Net income	$27,580	$28,720	$23,336
Adjustments to reconcile net income to net cash provided by operating activities:
Credit for loan losses	(3,910)	(1,500)	—
Net gain on sale and disposition of other real estate owned	(334)	—	—
Gain on sales of loans	—	(2,432)	(156)
Gain on distribution of loans to common stockholder	(3,008)	—	—
Other, net	470	551	579

Net cash provided by operating activities	20,798	25,339	23,759

Cash flows provided by investing activities:
Purchase of certificate of deposit	(100)	—	—
Loan repayments	79,194	86,364	48,961
Purchases of loans from Capital Crossing Bank	—	(90,341)	(34,998)
Sales of other real estate owned	1,585	—	—
Sales of loans	—	10,201	1,094

Net cash provided by investing activities	80,679	6,224	15,057

Cash flows used in financing activities:
Net proceeds from issuance of preferred stock, Series C	—	—	16,872
Repurchase of preferred stock, Series B	—	—	(5)
Payment of preferred stock dividends	(3,342)	(3,342)	(2,406)
Payment of common stock dividend	(15,094)	(23,500)	(20,600)
Return of capital to common stockholder	(109,906)	—	—

Net cash used in financing activities	(128,342)	(26,842)	(6,139)

Net change in cash and cash equivalents	(26,865)	4,721	32,677
Cash and cash equivalents at beginning of year	92,710	87,989	55,312

Cash and cash equivalents at end of year	$65,845	$92,710	$87,989

Supplemental information:
Capital contribution from common stockholder in form of mortgage loans	$—	$93,733	$—
Return of capital to common stockholder in form of mortgage loans	8,329	—	—
Dividends to common stockholder in form of mortgage loans	1,038	—	—
Transfers from loans to other real estate	1,251	—	—
Income taxes refunded	—	—	(2)

See accompanying notes to financial statements.

CAPITAL CROSSING PREFERRED CORPORATION
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2003, 2002 and 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of presentation

        Capital Crossing Preferred Corporation ("Capital Crossing Preferred"), formerly Atlantic Preferred Capital Corporation, is a Massachusetts corporation organized on March 20, 1998, to acquire and hold real estate assets. Capital Crossing Bank ("Capital Crossing"), a federally insured Massachusetts trust company, owns all of Capital Crossing Preferred's common stock (as defined below). Capital Crossing is in compliance with its regulatory capital requirements at December 31, 2003.

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

  Use of estimates

        In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for losses on loans, the allocation of purchase discount between amortizing and non-amortizing portions, and the rate at which this discount is accreted into interest income.

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

        Net deferred loan fees and costs are amortized to interest income using the interest method over the terms of the loans. Discount loan income and loan loss provisions (credits) are accounted for on an individual loan basis.

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

        Gains and losses on sales of loans are determined using the specific identification method. The excess (deficiency) of any cash received as compared to the net investment is recorded as gain (loss) on sales of loans. There are no loans held for sale at December 31, 2003.

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

  Allowance for loan losses

        Arriving at an appropriate level of allowance for loan losses requires a high degree of judgment. Capital Crossing Preferred maintains an allowance for probable loan losses that are inherent in its loan portfolio. The allowance for loan losses is increased or decreased through a provision or credit for loan losses included in earnings. Additionally, the allowance for loan losses may be increased upon allocation of purchase discount upon acquisition of loans and be decreased upon sales and pay-offs of loans. Transfers to the allowance are made in connection with each transfer of loans from Capital Crossing. Subsequent to the date of transfer, the allowance for loan losses will be adjusted, if necessary, through a provision or credit for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the net investment of the loan, or a portion thereof, is uncollectible. Subsequent recoveries, if any, are credited to the allowance when cash payments are received.

        Management makes significant judgments in determining the adequacy of the allowance for loan losses. Management initially considers the loan allowances specifically allocated to individual impaired loans. Next, management considers the level of general loan loss allowances deemed appropriate for the balance of the portfolio. Factors considered include known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. An additional allowance is maintained based on a judgmental process whereby management considers qualitative and quantitative assessments of other factors including regional credit concentration, industry concentration, results of regulatory examinations, historical loss ranges, portfolio composition, economic conditions such as interest rates and energy costs and other changes in the portfolio. The allowance for loan losses is management's estimate of the probable loan losses incurred as of the balance sheet date. There can be no assurance regarding the future levels of Capital Crossing Preferred's actual losses with respect to loans.

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

  Transfers of financial assets

        Transfers of financial assets are accounted for as sales when control over the assets is surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets are isolated from Capital Crossing Preferred, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) Capital Crossing Preferred does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

  Recent Accounting Pronouncements

        In December 2003, the FASB issued Statement of Position ("SOP") No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP No. 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor's estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor's initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan's yield over its remaining life.

        Decreases in cash flows expected to be collected should be recognized as impairment.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Concluded)

        This SOP prohibits "carrying over" or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and impaired loans acquired in a purchase business combination.

        This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The provisions of this SOP, as they apply to decreases in cash flows expected to be collected, should be applied prospectively for fiscal years beginning after December 15, 2004.

        Capital Crossing Preferred has not yet determined how the adoption of this SOP will impact its financial condition or results of operation.

2. LOANS, NET

        A summary of the balances of loans follows:

	December 31,
	2003	2002
	(in thousands)
Mortgage loans on real estate:
Commercial real estate	$120,317	$191,567
Multi-family residential	50,390	77,598
One-to-four family residential	1,714	2,529
Land	5,481	5,821

Total real estate loans	177,902	277,515
Other loans	28	—

Total loans, gross	177,930	277,515

Less:
Non-amortizing discount	(1,524)	(8,158)
Amortizing discount	(17,962)	(23,926)
Allowance for loan losses	(3,281)	(7,354)
Net deferred loan fees	(92)	(112)

Loans, net	$155,071	$237,965

        Included in net loans, at December 31, 2003 and 2002, are approximately $6,703,000 and $32,929,000 (of which none and $180,000 are non-performing), respectively, for which the net recorded investment represents the amortized cost of these loans, where at acquisition, the amounts of reasonably estimable and probable discounted future cash collections were less than the contractual balances owed. These loans were purchased at a price to yield a market rate of interest after considering the credit quality of the loans at acquisition and the aforementioned expected future cash collections. The excess of the contractual balances over the amount of reasonably estimable and probable discounted future cash collections represents the predominant portion of the $1,524,000 and $8,158,000 of non-amortizing discount December 31, 2003 and 2002, respectively.

        Activity in the allowance for loan losses follows:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Balance at beginning of year	$7,354	$4,659	$3,795
Credit for loan losses	(3,910)	(1,500)	—
Additions in connection with loans purchased or transferred	—	4,250	867
Transfer to Capital Crossing with loans sold or distributed	(163)	(53)	(3)
Charge-offs	—	(2)	—

Balance at end of year	$3,281	$7,354	$4,659

        Activity in the non-amortizing discount follows:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Balance at beginning of year	$8,158	$6,062	$6,704
Accretion	(967)	(2,007)	(2,523)
Transfers to amortizing portion upon improvements in cash flows	(2,273)	(194)	(112)
Additions in connection with loans acquired from Capital Crossing	—	8,131	2,764
Net reductions related to resolutions and restructures	(35)	(1,139)	(587)
Net reductions relating to loans sold or distributed	(3,359)	(2,695)	(184)

Balance at end of year	$1,524	$8,158	$6,062

2. LOANS, NET (Concluded)

        Information pertaining to the net investment in impaired and non-performing loans follows:

	December 31,
	2003	2002
	(in thousands)
Impaired loans:
Without a valuation allowance	$620	$776
With a valuation allowance	57	1,626

Total impaired loans	$677	$2,402

Valuation allowance related to impaired loans	$32	$311

Total non-performing loans	$17	$1,621

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Average investment in impaired loans	$1,451	$1,937	$2,936

Interest income recognized on impaired loans	$118	$235	$327

Interest income recognized on a cash basis on impaired loans	$61	$139	$314

        Included in impaired loans at December 31, 2001 are restructured loans, totaling $484,000, which were not non-performing. There were no restructured loans in 2003 or 2002.

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

4. RELATED PARTY TRANSACTIONS

        Capital Crossing performs advisory services and services the loans owned by Capital Crossing Preferred. The servicing and advisory fee rate is .25% annually of the average outstanding principal balance of the loans. Servicing and advisory fees for the years ended December 31, 2003, 2002 and 2001 totaled $575,000, $648,000, and $431,000, respectively, of which $38,000, $59,000, and $35,000, respectively, are included in accrued expenses and other liabilities.

        Capital Crossing Preferred periodically purchases loans from Capital Crossing. Capital Crossing also periodically makes capital contributions to Capital Crossing Preferred in the form of mortgage loans. The carrying value of these loans approximated their fair values at the date of purchase or contribution. The following table summarizes the carrying value, including accrued interest, of loans purchased from or contributed by Capital Crossing:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Loans purchased from Capital Crossing	$—	$90,341	$34,998
Loans contributed by Capital Crossing	—	93,733	—

	$—	$184,074	$34,998

        The following table summarizes capital transactions between Capital Crossing Preferred and Capital Crossing:

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Capital contributions by Capital Crossing	$—	$93,733	$—
Returns of capital to Capital Crossing	(118,235)	—	—
Common stock dividends paid to Capital Crossing	(20,600)	(23,500)	(16,132)
Series B preferred stock dividends paid to Capital Crossing	(72)	(72)	(72)

        During 2003, loans with a fair value of $9,367,000 were distributed to Capital Crossing. Of this amount, $1,038,000 was classified as a dividend and the remaining $8,329,000 was classified as a return of capital. Capital Crossing Preferred recognized a gain of $3,008,000 on these distributions. The gains represent the excess of the fair values of the loans over the carrying values of the loans at the time of distribution.

        Effective July 1, 2000, Capital Crossing Preferred entered into an agreement to make certain assets available to be pledged in connection with borrowings of Capital Crossing. Capital Crossing Preferred receives an annual fee of $80,000 under this agreement. Guarantee fee income for the years ended December 31, 2003, 2002 and 2001 was $80,000 in each year. At December 31, 2003, Capital Crossing Preferred has pledged $30,626,000 of its assets to secure the advances to Capital Crossing.

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

        Certificates of deposit:    The carrying amounts of certificates of deposit approximate fair values because of the short-term maturity of these instruments.

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

        The estimated fair values, and related carrying amounts, of Capital Crossing Preferred's financial instruments are as follows:

	December 31,
	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents	$65,845	$65,845	$92,710	$92,710
Certificate of deposit	200	200	100	100
Loans, net	155,071	161,558	237,965	249,982
Accrued interest receivable	737	737	1,219	1,219

6. QUARTERLY DATA (UNAUDITED)

	Years Ended December 31,
	2003				2002
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands)
Interest income	$3,998	$4,647	$6,078	$6,390	$7,155	$6,904	$5,851	$5,551
Credit for loan losses	510	1,000	2,400	—	1,500	—	—	—
Other income (1)	20	3,028	20	20	20	1,935	20	537
Operating expenses (2)	184	240	(124)	231	211	234	187	121

Net income	4,344	8,435	8,622	6,179	8,464	8,605	5,684	5,967
Preferred stock dividends	836	835	836	835	835	836	836	835

Net income available to common stockholder	$3,508	$7,600	$7,786	$5,344	$7,629	$7,769	$4,848	$5,132

(1)
Fluctuation in the third quarter of 2003 is due to gains on distribution of loans to common stockholder. Fluctuations in the first and third quarters of 2002 are due to gains on sales of loans.

(2)
Decline in the second quarter of 2003 is due to the gain on sale of other real estate owned.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A. Controls and Procedures

Controls and Procedures

(a)
Evaluation of disclosure controls and procedures.

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2003, Capital Crossing Preferred carried out an evaluation under the supervision and with the participation of its management, including its Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Capital Crossing Preferred's disclosure controls and procedures. In designing and evaluating Capital Crossing Preferred's disclosure controls and procedures, Capital Crossing Preferred and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that they believe Capital Crossing Preferred's disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by Capital Crossing Preferred in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the rules regarding disclosure and control procedures, we intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Name	Age	Position(s) Held (1)
Richard Wayne	51	President, Director
Edward F. Mehm	39	Vice President, Treasurer, Director
Bradley M. Shron	47	Vice President, Clerk
Nicholas W. Lazares	52	Director
Jeffrey Ross	59	Director
Douglas Shaw	49	Director
Dr. John Lapidus	47	Director

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

        Bradley M. Shron.    Mr. Shron has been Clerk of Capital Crossing Preferred since March 1998 and a Vice President since April 1999. Mr. Shron has served as Executive Vice President, General Counsel and Clerk of Capital Crossing since April 2000, and served as Senior Vice President, General Counsel and Clerk of Capital Crossing from 1998 to April 2000.

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

        Douglas Shaw.    Mr. Shaw is the Executive Vice President and a Director of M.S. Walker, Inc., a wholesale distributor of wines and spirits in Somerville, Massachusetts. Mr. Shaw has been a Director of Capital Crossing Preferred since April 2002.

        Dr. John Lapidus.    Dr. Lapidus is a partner of James L. Nager, DMD & John H. Lapidus, DMD, P.C., a group dental practice in Belmont, Massachusetts. Dr. Lapidus has been a Director of Capital Crossing Preferred since December 2002.

        The Board of Directors has established a process for shareholders of Capital Crossing Preferred to communicate with the Board or a particular Director. A shareholder who is interested in communicating directly with the Board or a particular Director should send a letter addressed to Capital Crossing Preferred Corporation, Investor Relations, 101 Summer Street, Boston, MA 02110. Capital Crossing Preferred's policy is to forward and not screen any such communication to the addressee.

Committees of the Board of Directors

        Audit Committee.    Capital Crossing Preferred has an Audit Committee, which consists of Messrs. Ross and Shaw and Dr. Lapidus. Each member of the Audit Committee satisfies the standards for independence promulgated by the Nasdaq Stock Market, Inc. ("Nasdaq"). The Audit Committee reports its activities to the Board of Directors. The primary function of the Audit Committee is to: (i) retain Capital Crossing Preferred's independent auditor and review the scope of the independent auditor's annual audit of Capital Crossing Preferred; (ii) review the audit plans of Capital Crossing Preferred and the independent auditor; (iii) review Capital Crossing Preferred's quarterly unaudited financial statements and annual audited financial statements; (iv) review the results of the annual audit by the independent auditor; and (v) monitor Capital Crossing Preferred's internal accounting controls; and (vi) review transactions between Capital Crossing Preferred and Capital Crossing. The Audit Committee held two meeting in 2003. The Board of Directors has determined that no member of the Audit Committee meets the specific qualification of an "audit committee financial expert" as defined in the applicable rules promulgated by the Securities and Exchange Commission. The Board of Directors has not commenced a search for an individual who meets the specific qualification of an "audit committee financial expert" because the Board believes that the members of the Audit Committee are financially literate and, further, that the Audit Committee has functioned well in the past. The Board of Directors also recognizes the fact that Capital Crossing Preferred's financial results are consolidated into those of Capital Crossing and such results are, accordingly, also reviewed by the Audit Committee of the Board of Directors of Capital Crossing.

        Nominating Committee.    Capital Crossing Preferred has a Nominating Committee, which consists of Messrs. Ross and Shaw and Dr. Lapidus. Each member of the Nominating Committee satisfies the standards for independence promulgated by Nasdaq. The function of the Nominating Committee is to review and nominate qualified individuals to serve as Directors of Capital Crossing Preferred. The Nominating Committee reports its activities to the Board of Directors. The Nominating Committee will consider director nominees recommended by holders of voting securities. Any holder of voting securities wishing to nominate a candidate for director must be a shareholder of record at the time it gives notice of such nomination. The Nominating Committee was established in February 2003 and met once during 2003. At its initial meeting, the Nominating Committee adopted a charter, which has been filed as an exhibit to this Form 10-K. In addition to considering director nominees recommended by shareholders, the Nominating Committee will consider nominees recommended by the Board of Directors and, if necessary, retain independent advisors to assist in identifying qualified individuals. In accordance with the charter of the Nominating Committee, a candidate for director must posses the highest personal and professional integrity, have demonstrated exceptional ability and judgment and have the ability to work effectively with other members of the Board of Directors, and provide the skills and expertise appropriate to best serve the long-term financial interests of the shareholders. The Nominating Committee's process for evaluating candidates is to meet with the candidate to assess his or her experience and qualifications; to consider the nominee at a formal meeting of the Nominating Committee; and ultimately to make a recommendation to the Board of Directors as to whether the nominee should be nominated for election as a director.

Code of Ethics and Other Matters

        Capital Crossing has adopted a Code of Business Conduct and Ethics which applies to the Directors of Capital Crossing Preferred. A copy of such Code of Business Conduct and Ethics has been filed as an exhibit to this Form 10-K.

        Capital Crossing Preferred does not hold annual shareholder meetings because Capital Crossing holds all of the outstanding voting securities of Capital Crossing Preferred and therefore would be the only shareholder entitled to vote at any such meeting. Accordingly, Capital Crossing Preferred does not have a policy with respect to whether its Directors should attend annual shareholder meetings.

        The Board of Directors has determined that Capital Crossing Preferred is a "controlled company," as defined in Rule 4350(c)(5) of the listing standards of Nasdaq, based on Capital Crossing's beneficial ownership of 100% of the outstanding voting Common Stock of Capital Crossing Preferred. Accordingly, Capital Crossing Preferred is exempt from certain requirements of the Nasdaq listing standards, including the requirement to maintain a majority of independent directors on its Board of Directors.

Compensation of Directors

        Capital Crossing Preferred pays its non-executive directors a fee of $1,250 per meeting for their services as directors. Capital Crossing Preferred does not pay any compensation to its other directors.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires that Capital Crossing Preferred's executive officers and directors and persons who own more than 10% of its outstanding shares of Series A preferred shares and Series C preferred shares file reports of ownership and changes in ownership with the Securities Exchange Commission and Nasdaq. Executive Officers, directors and greater than 10% stockholders are required by applicable regulations to furnish Capital Crossing Preferred with copies of all reports filed by such persons pursuant to the Exchange Act, and the rules and regulations promulgated thereunder. Based on a review of Capital Crossing Preferred's records and except as set forth below, Capital Crossing Preferred believes that all reports required by the Exchange Act were filed on a timely basis.

Item 11. Executive Compensation

        Capital Crossing Preferred does not have any employees and does not pay any compensation to its officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table sets forth, as of March 1, 2004, the number and percentage of outstanding shares of common stock, Series A preferred shares and Series B preferred shares beneficially owned by (i) each person known by Capital Crossing Preferred to be the beneficial owner of more than five percent of such shares; (ii) each director of Capital Crossing Preferred; (iii) each executive officer of Capital Crossing Preferred; and (iv) all executive officers and directors of Capital Crossing Preferred as a group. The persons or entities named in the table have sole voting and sole investment power with respect to each of the shares beneficially owned by such person or entity. The calculations were based on a total of 100 shares of common stock, 1,416,130 Series A preferred shares, 941 Series B preferred shares and 1,840,000 Series C preferred shares outstanding as of such date.

Name and Address of Beneficial Owner (1)	Amount of Shares (Class)	Percentage of Outstanding Shares
Capital Crossing Bank	100 shares of common stock 900 Series B preferred shares	100.0% 95.6%
Edward F. Mehm (2)(3)	2 Series B preferred shares (4)	*
Nicholas W. Lazares (3)	2 Series B preferred shares (4)	*
Bradley M. Shron (2)	—	*
Richard Wayne (2)(3)	2 Series B preferred shares (4)	*
Jeffrey Ross (3)	8,900 Series C preferred shares	*
Douglas Shaw (3)	—	*
Dr. John Lapidus (3)	2,500 Series A preferred shares 5,000 Series C preferred shares	* *
All executive officers and directors as a Group (7 persons)	2,500 Series A preferred shares 6 Series B preferred shares 13,900 Series C preferred shares	* * *

*
Less than 1%.

(1)
The address of each beneficial owner is c/o Capital Crossing Preferred Corporation, 101 Summer Street, Boston, Massachusetts 02110.

(2)
Executive officer of Capital Crossing Preferred.

(3)
Director of Capital Crossing Preferred.

(4)
Includes one share held of record by such person's spouse.

Item 13. Certain Relationships and Related Transactions

Servicing Agreement

        Capital Crossing Preferred's loan portfolio is serviced by Capital Crossing pursuant to the terms of the master service agreement. Capital Crossing in its role as servicer under the terms of the master service agreement receives a fee equal to 0.20% per annum, payable monthly, on the gross outstanding principal balances of loans serviced. For the year ended December 31, 2003, Capital Crossing Preferred incurred $460,000 in servicing fees payable to Capital Crossing.

        The master service agreement requires Capital Crossing to service the loan portfolio in a manner substantially the same as for similar work performed by Capital Crossing for transactions on its own behalf. Capital Crossing collects and remits principal and interest payments, maintains perfected collateral positions, submits and pursues insurance claims and initiates and supervises collection efforts on the loan portfolio it services. Capital Crossing also provides accounting and reporting services required by Capital Crossing Preferred for such loans. Capital Crossing may also be directed by Capital Crossing Preferred, at any time during the servicing process, to dispose of any loans which become classified, placed on non-performing status, or are renegotiated due to the financial deterioration of the borrower.

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

Advisory Agreement

        Capital Crossing Preferred has entered into an advisory agreement with Capital Crossing to administer the day-to-day operations of Capital Crossing Preferred. For the year ended December 31,

2003, Capital Crossing Preferred incurred $115,000 in servicing fees payable to Capital Crossing. As advisor, Capital Crossing is responsible for:

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

        The advisory agreement has an initial term of five years, and will be renewed automatically for additional one-year periods unless notice of nonrenewal is delivered to Capital Crossing by Capital Crossing Preferred. After the initial five year term, the advisory agreement may be terminated by Capital Crossing Preferred at any time upon 90 days' prior notice. As long as any Series A and Series C preferred shares remain outstanding, any decision by Capital Crossing Preferred either not to renew the advisory agreement or to terminate the advisory agreement must be approved by a majority of Capital Crossing Preferred's independent directors. Other than the servicing fee and the advisory fee, Capital Crossing will not be entitled to any fee for providing advisory and management services to Capital Crossing Preferred.

Guarantee and Pledge of Assets

        Capital Crossing Preferred has guaranteed obligations of Capital Crossing to the Federal Home Loan Bank of Boston ("FHLBB") and has agreed to pledge a significant amount of its assets as collateral for advances Capital Crossing may receive from time to time from the FHLBB. At December 31, 2003 and 2002, Capital Crossing had outstanding FHLBB advances of $129.0 million for each year. Effective July 1, 2000, Capital Crossing Preferred entered into an agreement to make certain assets available to be pledged in connection with FHLBB borrowings of Capital Crossing Bank. Capital Crossing Preferred receives an annual fee of $80,000 from Capital Crossing under this agreement.

Item 14. Principal Accountant Fees and Services

        Audit Fees.    Capital Crossing Preferred paid KPMG LLP $31,000 and $24,000 in fees for its professional services rendered for the audit of the Capital Crossing Preferred's financial statements for the year ended December 31, 2003 and 2002, respectively, and the reviews of the financial statements included in its quarterly reports on Form 10-Q during the year.

        Tax Fees.    Capital Crossing Preferred paid KPMG LLP $25,000 and $24,000 in fees for tax compliance, tax advice and tax planning services for 2003 and 2002, respectively.

        The Audit Committee has determined that the provision of the non-audit services described above is compatible with maintaining KPMG LLP's independence.

        Approval Policies.    The Audit Committee has the sole authority to review and approve the engagement of the independent auditors to perform audit services or any permissible non-audit services. All audit-related services to be provided by the independent auditors must be approved in advance by the Audit Committee, and all non audit-related services to be provided by the independent auditors must be approved in advance by either: (i) a majority of the members of the Audit Committee; or (ii) the Chairman of the Audit Committee. Since the May 6, 2003 effective date of the Securities and Exchange Commission rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, all non-audit services provided by KPMG were approved in advance by the Audit Committee, and none of those engagements made use of the de minimus exception to pre-approval contained in the Commission's rules.

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

  (b)
  Reports on Form 8-K: None.

  (c)
  Exhibits:

Exhibit No.	Description
3.1	Restated Articles of Organization of Capital Crossing Preferred, incorporated by reference from Capital Crossing Preferred's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "1998 Form 10-K").
3.2	Articles of Amendment to Restated Articles of Organization of Capital Crossing Preferred reflecting change of its name filed with the Secretary of the Commonwealth of Massachusetts on March 12, 2001, incorporated by reference from Capital Crossing Preferred's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
3.3	Amended and Restated By-laws of Capital Crossing Preferred, incorporated by reference from the 1998 Form 10-K.
4.1	Specimen of certificate representing Series A preferred shares, incorporated by reference from Capital Crossing Preferred's registration statement on Form S-11 (No. 333-66677), filed November 3, 1998, as amended (the "1998 Form S-11").
10.1	Master Mortgage Loan Purchase Agreement between Capital Crossing Preferred and Capital Crossing Bank, incorporated by reference from the 1998 Form S-11.
10.2	Master Service Agreement between Capital Crossing Preferred and Capital Crossing Bank, incorporated by reference from the 1998 Form S-11.
10.3	Advisory Agreement between Capital Crossing Preferred and Capital Crossing Bank, incorporated by reference from the 1998 Form S-11.
10.4	Form of Letter Agreement between Capital Crossing Preferred and Capital Crossing Bank regarding issuance of certain securities, incorporated by reference from the 1998 Form S-11.
12	Statement Regarding Computation of Ratios. FILED HEREWITH
14	Code of Business Conduct and Ethics. FILED HEREWITH
31.1	Rule 13a-14(a) Certification signed by Richard Wayne, President (Chief Executive Officer). FILED HEREWITH
31.2	Rule 13a-14(a) Certification signed by Edward F. Mehm, Treasurer (Principal Financial Officer). FILED HEREWITH
32	Rule 13a-14(b) Certification signed by Richard Wayne, President (Chief Executive Officer) and Edward F. Mehm, Treasurer (Principal Financial Officer). FILED HEREWITH
99	Nominating Committee Charter. FILED HEREWITH

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CROSSING PREFERRED CORPORATION
Date: March 16, 2004	By:	/s/ RICHARD WAYNE Richard Wayne President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dated indicated.

Signature	Title

/s/ RICHARD WAYNE Richard Wayne	President and Director (Principal Executive Officer)
/s/ EDWARD F. MEHM Edward F. Mehm	Vice President, Treasurer and Director (Principal Financial Officer)
/s/ NANCY E. COYLE Nancy E. Coyle	Controller and Chief Accounting Officer
/s/ NICHOLAS W. LAZARES Nicholas W. Lazares	Director
/s/ JEFFREY ROSS Jeffrey Ross	Director
/s/ DOUGLAS SHAW Douglas Shaw	Director
/s/ DR. JOHN LAPIDUS Dr. John Lapidus	Director

EXHIBIT INDEX

Exhibit	Name
12	Statement Regarding Computation of Ratios
14	Code of Business Conduct and Ethics
31.1	Rule 13a-14(a) Certification signed by Richard Wayne, President (Chief Executive Officer)
31.2	Rule 13a-14(a) Certification signed by Edward F. Mehm, Treasurer (Principal Financial Officer)
32	Rule 13a-14(b) Certification signed by Richard Wayne, President (Chief Executive Officer) and Edward F. Mehm, Treasurer (Principal Financial Officer)
99	Nominating Committee Charter

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
  Item 8. Financial Statements and Supplementary Data
INDEPENDENT AUDITORS' REPORT
CAPITAL CROSSING PREFERRED CORPORATION BALANCE SHEETS December 31, 2003 and 2002
CAPITAL CROSSING PREFERRED CORPORATION STATEMENTS OF INCOME Years Ended December 31, 2003, 2002, and 2001
CAPITAL CROSSING PREFERRED CORPORATION STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY Years Ended December 31, 2003, 2002 and 2001
CAPITAL CROSSING PREFERRED CORPORATION STATEMENTS OF CASH FLOWS Years Ended December 31, 2003, 2002 and 2001
CAPITAL CROSSING PREFERRED CORPORATION NOTES TO FINANCIAL STATEMENTS Years Ended December 31, 2003, 2002 and 2001
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Directors and Executive Officers
  Committees of the Board of Directors
  Code of Ethics and Other Matters
  Compensation of Directors
  Section 16(a) Beneficial Ownership Reporting Compliance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX