Form 10-Q
period 2004-03-31
CAPITAL CROSSING PREFERRED CORP
filed 2004-05-13
CIK 1072806

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2004

Commission File Number 000-25193

CAPITAL CROSSING PREFERRED CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-3439366 (I.R.S. Employer Identification Number)
101 Summer Street, Boston, Massachusetts (Address of principal executive offices)	02110 (Zip Code)
(617) 880-1000 (Registrant's telephone number, including area code)

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

        Indicate the number of shares outstanding of the issuer's common stock, $.01 par value per share, as of May 6, 2004: 100.

        No common stock was held by non-affiliates of the issuer.

Capital Crossing Preferred Corporation
Table of Contents

PART I—Financial Information

PART I

Item 1. Financial Statements

Capital Crossing Preferred Corporation

Balance Sheets

(unaudited)

	March 31, 2004	December 31, 2003
	(in thousands, except share data)
ASSETS
Cash account with Capital Crossing Bank	$90	$90
Interest bearing deposits with Capital Crossing Bank	86,916	65,755

Total cash and cash equivalents	87,006	65,845

Certificate of deposit	200	200

Loans	158,226	177,930
Less discount and net deferred loan income	(17,908)	(19,578)
Less allowance for loan losses	(2,821)	(3,281)

Loans, net	137,497	155,071

Accrued interest receivable	646	737
Other assets	17	—

	$225,366	$221,853

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses and other liabilities	$401	$423

Total liabilities	401	423

Stockholders' equity:
Preferred stock, Series A, 9.75% non-cumulative, exchangeable; $.01 par value; $10 liquidation value per share; 1,449,000 shares authorized, 1,416,130 shares issued and outstanding	14	14
Preferred stock, Series B, 8% cumulative, non-convertible; $.01 par value; $1,000 liquidation value per share plus accrued dividends; 1,000 shares authorized, 941 shares issued and outstanding	—	—
Preferred stock, Series C, 10.25% non-cumulative, exchangeable; $.01 par value; $10 liquidation value per share; 1,840,000 shares authorized, issued and outstanding	18	18
Common stock, $.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	211,240	211,240
Retained earnings	13,693	10,158

Total stockholders' equity	224,965	221,430

	$225,366	$221,853

See accompanying notes to unaudited interim financial statements.

Capital Crossing Preferred Corporation

Statements of Income

(unaudited)

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Interest income:
Interest and fees on loans	$3,844	$5,671
Interest on interest-bearing deposits	204	719

Total interest income	4,048	6,390
Credit for loan losses	411	—

Total interest income, after credit for loan losses	4,459	6,390

Other income:
Gains on sales of loans	76	—
Guarantee fee income	20	20

Total other income	96	20

Operating expenses:
Loan servicing and advisory services	106	172
Other general and administrative	79	59

Total operating expenses	185	231

Net income	4,370	6,179
Preferred stock dividends	835	835

Net income available to common stockholder	$3,535	$5,344

See accompanying notes to unaudited interim financial statements.

Capital Crossing Preferred Corporation
Statements of Changes in Stockholders' Equity
(unaudited)

	Three Months Ended March 31, 2004
	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C
							Common Stock
									Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(dollars in thousands)
Balance at December 31, 2003	1,416,130	$14	941	$—	1,840,000	$18	100	$—	$211,240	$10,158	$221,430
Net income	—	—	—	—	—	—	—	—	—	4,370	4,370
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	(345)	(345)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	(19)	(19)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	(471)	(471)

Balance at March 31, 2004	1,416,130	$14	941	$—	1,840,000	$18	100	$—	$211,240	$13,693	$224,965

	Three Months Ended March 31, 2003
	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C
							Common Stock
									Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(dollars in thousands)
Balance at December 31, 2002	1,416,130	$14	941	$—	1,840,000	$18	100	$—	$329,475	$2,052	$331,559
Net income	—	—	—	—	—	—	—	—	—	6,179	6,179
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	(345)	(345)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	(19)	(19)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	(471)	(471)

Balance at March 31, 2003	1,416,130	$14	941	$—	1,840,000	$18	100	$—	$329,475	$7,396	$336,903

See accompanying notes to the unaudited interim financial statements.

Capital Crossing Preferred Corporation

Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Cash flows provided by operating activities:
Net income	$4,370	$6,179
Adjustments to reconcile net income to net cash provided by operating activities:
Credit for loan losses	(411)	—
Gains on sales of loans	(76)	—
Other, net	52	52

Net cash provided by operating activities	3,935	6,231

Cash flows provided by investing activities:
Loan repayments	17,566	18,321
Proceeds from loan sales	495	—

Net cash provided by investing activities	18,061	18,321

Cash flows used in financing activities:
Payment of preferred stock dividends	(835)	(835)

Net cash used in financing activities	(835)	(835)

Net change in cash and cash equivalents	21,161	23,717
Cash and cash equivalents at beginning of period	65,845	92,710

Cash and cash equivalents at end of period	$87,006	$116,427

See accompanying notes to unaudited interim financial statements.

Capital Crossing Preferred Corporation

Notes to Unaudited Financial Statements

Three Months Ended March 31, 2004 and 2003

Note 1. Basis of Presentation

        Capital Crossing Preferred Corporation ("Capital Crossing Preferred") is a Massachusetts corporation organized on March 20, 1998, to acquire and hold real estate assets. Capital Crossing Bank ("Capital Crossing"), a federally insured Massachusetts trust company, owns all of Capital Crossing Preferred's common stock (as defined below). Capital Crossing is in compliance with its regulatory capital requirements at March 31, 2004.

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

        The financial information as of March 31, 2004 and the results of operations, changes in stockholders' equity and cash flows for the three months ended March 31, 2004 and 2003 are unaudited; however, in the opinion of management, the financial information reflects all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America. Interim results are not necessarily indicative of results to be expected for the entire year. These interim statements are intended to be read in conjunction with the financial statements presented in Capital Crossing Preferred's Annual Report on Form 10-K as of and for the year ended December 31, 2003.

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

Note 2. Commitments and Contingencies

Guarantees

        Capital Crossing Preferred has guaranteed all of the obligations of Capital Crossing under advances Capital Crossing may receive from time to time from the Federal Home Loan Bank of Boston ("FHLBB"), and Capital Crossing Preferred has agreed to pledge a significant amount of its assets in connection with those advances. This guarantee would rank senior to the preferred shares upon liquidation. Capital Crossing Preferred's obligations under this agreement are limited by applicable laws pertaining to fraudulent conveyance and fraudulent transfer. The assets pledged to the FHLBB will vary from time to time, however the potential exists for Capital Crossing Preferred to pledge all of its assets to the FHLBB to secure advances to Capital Crossing. In addition, Capital

Crossing has pledged to the FHLBB all of the shares of Capital Crossing Preferred's capital stock it owns as collateral for its FHLBB borrowings. Under the terms of the pledge, if Capital Crossing becomes undercapitalized, the FHLBB may require Capital Crossing to dissolve Capital Crossing Preferred such that the assets of Capital Crossing Preferred are distributed to Capital Crossing. In such circumstance, holders of the Series A and Series C preferred stock would receive their liquidation preference only to the extent there are available proceeds from the liquidation of the assets of Capital Crossing Preferred following satisfaction of its outstanding obligations, including its guarantee of Capital Crossing's FHLBB borrowings. At March 31, 2004, approximately $29.6 million, or 13.1%, of Capital Crossing Preferred's assets had been pledged to and accepted by the FHLBB to secure advances to Capital Crossing. Capital Crossing has also agreed that it will not request or accept advances from the FHLBB in excess of Capital Crossing Preferred's total stockholder's equity, less the stockholder's equity attributable to the Series A and Series C preferred shares. As of March 31, 2004, this restriction would limit Capital Crossing's ability to receive advances in excess of approximately $192.4 million. As of March 31, 2004, Capital Crossing had $129.0 million in outstanding FHLBB borrowings.

Note 3. Subsequent Event

        On April 8, 2004, Capital Crossing Preferred filed a registration statement with the Securities and Exchange Commission, as subsequently amended, for the registration of $37.5 million of Non-cumulative Exchangeable Preferred Stock, Series D (the "Series D Preferred"). On May 6, 2004, Capital Crossing Preferred announced that the Series D Preferred would bear a dividend rate of 8.5%. On May 11, 2004, Capital Crossing Preferred closed the offering of the Series D Preferred.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Capital Crossing Preferred may also make written or oral forward-looking statements in other documents filed with the Securities and Exchange Commission ("SEC"), in press releases and other written materials, and in oral statements made by its officers or directors. Forward-looking statements can be identified by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume," "will," "should," and other expressions which predict or indicate future events and trends and which do not relate to historical matters. Forward-looking statements should not be unduly relied upon because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of Capital Crossing Preferred. These risks, uncertainties and other factors may cause the actual results, performance or achievements of Capital Crossing Preferred to be materially different from the anticipated future results, performance or achievements that are expressed or implied by the forward-looking statements.

        Capital Crossing Preferred's actual results could differ materially from those projected in the forward-looking statements as a result, among other factors, of the factors discussed in the section entitled "Risk Factors and Factors Affecting Future Operating Results" of this Form 10-Q.

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

Executive Level Overview

        Net income available to the sole common stockholder, Capital Crossing, decreased $1.8 million, or 33.9%, to $3.5 million for the three months ended March 31, 2004 compared to $5.3 million for the same period in 2003. The decrease from 2003 to 2004 is primarily the result of a decline in interest income partially offset by a credit for loan losses and an increase in gains on sales of loans.

        During 2003 and through the first quarter of 2004, Capital Crossing Preferred did not acquire any mortgage assets. Returns of capital of $118.2 million were made during 2003. Decisions regarding the utilization of our cash are based, in large part, on our future commitments to pay preferred stock dividends. During the first quarter of 2004, our loan portfolio was large enough to generate income resulting in earnings which were 5.23 times fixed charges and preferred stock dividends. Future decisions regarding mortgage asset acquisitions will be based on the level of preferred stock dividends at the time and the required level of income necessary to generate adequate dividend coverage.

Critical Accounting Policies

        The SEC requires that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While Capital Crossing Preferred's significant accounting policies are more fully described in Note 1 to the Financial Statements included in its Annual Report on Form 10-K, the following is a summary of the accounting policies believed by management to be most critical in their potential effect on Capital Crossing Preferred's financial position or results of operations:

        Allowance for Loan Losses.    Arriving at an appropriate level of allowance for loan losses requires a high degree of judgment. Capital Crossing Preferred maintains an allowance for probable loan losses that are inherent in its loan portfolio. The initial allowance for loan losses was transferred from Capital Crossing at the time of the initial transfer of loans to Capital Crossing Preferred and additional transfers are made in connection with each transfer of loans from Capital Crossing. Additionally, the allowance for loan losses is increased upon allocation of purchase discount upon acquisition of loans and decreased upon sales or pay-offs of loans for which a related allowance remains unused. Reductions in connection with sales are included in the calculation of the gain or loss, and reductions related to pay-offs are recorded as a credit for loan losses. Loan losses are charged against the allowance when management believes the net investment of the loan, or a portion thereof, is uncollectible. Subsequent recoveries, if any, are credited to the allowance when cash payments are received.

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

        Effective January 1, 2005, as a result of the required adoption of SOP No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer," Capital Crossing Preferred expects its allowance for loan loss methodology to change. SOP No. 03-3 prohibits "carrying over" or creation of valuation allowances in the initial accounting of all loans acquired in a transfer, whether through an acquisition of assets or a business combination. Capital Crossing Preferred has not yet determined how the adoption of this SOP will impact its financial statements.

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

        Gains and losses on sales of loans are determined using the specific identification method. The excess (deficiency) of any cash received as compared to the net investment is recorded as gain (loss) on sales of loans. There are no loans held for sale at March 31, 2004.

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

Results of Operations for the Three Months Ended March 31, 2004 and 2003

Interest income

        The following table sets forth the yields on Capital Crossing Preferred's earning assets for the periods indicated:

	Three Months Ended March 31,
	2004			2003
	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
	(dollars in thousands)
Loans, net(1)	$151,002	$3,844	10.24%	$235,135	$5,671	9.78%
Interest-bearing deposits	74,619	204	1.10	103,820	719	2.81

	$225,621	$4,048	7.22%	$338,955	$6,390	7.65%

(1)
Non-performing loans are excluded from average balance calculations.

        The decline in yield on interest-earning assets from 2003 to 2004 is a result of a decrease in the yield on interest-bearing deposits, partially offset by an increase in the yield on the loan portfolio. The yield on the loan portfolio increased primarily as a result of: an increase, relative to the overall yield on loans, in interest income recognized at the time of individual loan pay-offs. Average loans, net for the three months ended March 31, 2004 totaled $151.0 million compared to $235.1 million for the same period in 2003. During 2003 and through the first quarter of 2004, Capital Crossing Preferred did not acquire any mortgage assets.

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

	Three Months Ended March 31,
	2004		2003
	Interest Income	Yield	Interest Income	Yield
	(dollars in thousands)
Regularly scheduled interest and accretion income	$2,916	7.77%	$4,472	7.71%
Interest and fee income recognized on loan pay-offs:
Non-amortizing discount	91	0.24	560	0.97
Amortizing discount	719	1.92	634	1.09
Other interest and fee income	118	0.31	5	0.01

	928	2.47	1,199	2.07

	$3,844	10.24%	$5,671	9.78%

        The amount of loan pay-offs and related discount income is influenced by several factors, including the interest rate environment, the real estate market in particular areas, the timing of transactions, and circumstances related to individual borrowers and loans.

        The average balance of interest-bearing deposits decreased $29.2 million or 28.1% to $74.6 million for the three months ended March 31, 2004, compared to $103.8 million for 2003, as a result of periodic dividend payments and returns of capital offset by cash flows from loan repayments. The yield on interest-bearing deposits decreased because the rate paid by Capital Crossing on the money market account held by Capital Crossing Preferred decreased in 2004 compared to 2003. The yield on interest-bearing deposits decreased as a result of a decline in the interest rate environment.

        A credit for loan losses of $411,000 was recorded for the three months ended March 31, 2004. No provision or credit was recorded for the three months ended March 31, 2003. Capital Crossing Preferred has experienced a high rate of loan pay-offs and thus recorded a credit for loan losses to reduce allowance allocations related to the loans that have paid off and loans which have performed above original expectations. The allowance for loan losses is based on the size of the portfolio and its historical performance. The determination of this allowance requires the use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. Should the loan portfolio continue to decline without utilization of the allowance for loan losses, future credits for loans losses will be necessary.

        During the three months ended March 31, 2004 there was one loan sale to an unaffiliated third party resulting in a gain of $76,000. There were no loan sales during the three months ended March 31, 2003.

        Loan servicing and advisory services expenses for the three months ended March 31, 2004 decreased $66,000, or 38.4%, to $106,000 compared to $172,000 for the three months ended March 31, 2003. This decrease was due to the decrease in the average balance of the loan portfolio.

        Other general and administrative expenses increased $20,000, or 33.9%, to $79,000 for the three months ended March 31, 2004 compared to $59,000 for the three months ended March 31, 2003. This increase is primarily attributable to an increase in legal fees related to loan collection matters.

        Capital Crossing Preferred intends to pay dividends on its preferred stock and common stock in amounts necessary to continue to preserve its status as a REIT under the Internal Revenue Code.

Changes in Financial Condition

Interest-bearing Deposits with Capital Crossing Bank

        Interest-bearing deposits with Capital Crossing Bank consist entirely of a money market account at March 31, 2004 and December 31, 2003. The balance of interest-bearing deposits increased $21.2 million to $86.9 million at March 31, 2004 compared to $65.8 million at December 31, 2003. The change in the balance of interest-bearing deposits is the result of cash flows from loan repayments, offset by periodic dividend payments.

Loan Portfolio

        To date, all of Capital Crossing Preferred's loans have been acquired from Capital Crossing. The following table sets forth information regarding the composition of the loan portfolio at the dates indicated:

	March 31, 2004	December 31, 2003
	(in thousands)
Mortgage loans on real estate:
Commercial real estate	$105,089	$120,317
Multi-family residential	47,018	50,390
One-to-four family residential	1,370	1,714
Land	4,722	5,481

	158,199	177,902
Other	27	28

Total loans, gross	158,226	177,930
Less:
Non-amortizing discount	(1,192)	(1,524)
Amortizing discount	(16,633)	(17,962)
Net deferred loan fees	(83)	(92)
Allowance for loan losses	(2,821)	(3,281)

Loans, net	$137,497	$155,071

        Capital Crossing Preferred acquires primarily performing commercial real estate and multifamily residential mortgage loans. No loans were acquired in 2003, as the existing portfolio was large enough to generate an adequate dividend coverage ratio.

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

        Non-performing loans, net of discount, totaled $1,000 and $17,000 at March 31, 2004 and December 31, 2003, respectively.

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

        Included in net loans, at March 31, 2004 and December 31, 2003, are approximately $5.5 million and $6.7 million (of which none are non-performing), respectively, for which the net recorded investment represents the amortized cost of these loans, where at acquisition, the amounts of reasonably estimable and probable discounted future cash collections were less than the contractual balances owed. These loans were purchased at a price to yield a market rate of interest after considering the credit quality of the loans at acquisition and the aforementioned expected future cash collections. The excess of the contractual balances over the amount of reasonably estimable and probable discounted future cash collections represents the predominant portion of the $1.2 million and $1.5 million of non-amortizing discount at March 31, 2004 and December 31, 2003, respectively.

        The following table sets forth certain information relating to the activity in the non-amortizing discount for the periods indicated:

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Balance at beginning of period	$1,524	$8,158
Accretion	(91)	(560)
Transfers to amortizing portion upon improvements in cash flows	(130)	(321)
Net reductions related to resolutions and restructures	—	(10)
Net reductions relating to loans sold	(111)	—

Balance at end of period	$1,192	$7,267

        Allowance for Loan Losses.    Capital Crossing Preferred maintains an allowance for loan losses that are known and inherent in its loan portfolio. The allowance for loan losses is increased or decreased through a provision or credit for loan losses included in earnings. Additionally, the allowance for loan losses is increased upon allocation of purchase discount upon acquisition of loans and decreased upon sales and pay-offs of loans for which a related allowance remains unused. Loans are charged-off when they are deemed to be uncollectible, or partially charged-off when a portion of a loan is deemed uncollectible. Subsequent recoveries, if any, are credited to the allowance when cash payments are received.

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

        Additional factors influencing the calculation of the allowance for loan losses are particular concentrations within the portfolio, including the geographic concentration of loans in California, which accounted for approximately 47.6% of the portfolio at March 31, 2004, and concentrations of loans to individual borrowers.

        Capital Crossing Preferred's allowance for loan losses at March 31, 2004 was $2.8 million. The determination of this allowance requires the use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. In addition, regulatory agencies periodically review the adequacy of the allowance for loan losses and may require Capital Crossing Preferred to make additions to its allowance for loan losses. While management believes its estimates and assumptions are reasonable, there can be no assurance that they will be proven to be correct in the future. The actual amount of future provisions that may be required cannot be determined, and such provisions may exceed the amounts of past provisions. Management believes that the allowance for loan losses is adequate to absorb the known and inherent risks in Capital Crossing Preferred's loan portfolio at each date based on the facts known to management as of such dates. Management continues to monitor and modify the allowances for general and specific loan losses as economic conditions dictate.

        Effective January 1, 2005, as a result of the required adoption of SOP No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer," Capital Crossing Preferred expects its allowance for loan loss methodology to change. SOP No. 03-3 prohibits "carrying over" or creation of valuation allowances in the initial accounting of all loans acquired in a transfer, whether through an acquisition of assets or a business combination. Capital Crossing Preferred has not yet determined how the adoption of this SOP will impact its financial condition or results of operation.

        The following table sets forth certain information relating to the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Balance at beginning of period	$3,281	$7,354
Credit for loan losses	(411)	—
Net reduction relating to loans sold	(49)	—

Balance at end of period	$2,821	$7,354

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

        At March 31, 2004, 47.6% and 14.6% of Capital Crossing Preferred's total loan portfolio consisted of loans in California and New England, respectively. At December 31, 2003, 44.5% and 14.5% of Capital Crossing Preferred's total real estate loan portfolio consisted of loans located in California and New England, respectively. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political or business developments or natural hazards in California or New England that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages.

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

  •
  junior to borrowings of Capital Crossing Preferred, including claims of the FHLBB for amounts due or which may become due under Capital Crossing Preferred's guarantee of Capital Crossing's obligations to the FHLBB, and any other obligations to Capital Crossing Preferred's creditors upon its liquidation. As of March 31, 2004, Capital Crossing had $129.0 million in outstanding FHLBB borrowings;

  •
  senior to Capital Crossing Preferred's common stock and its Series B preferred stock with regard to payment of dividends and amounts upon liquidation.

        If Capital Crossing Preferred incurs significant indebtedness, it may not have sufficient funds to make dividend or liquidation payments on the Series A or Series C preferred shares. Upon Capital Crossing Preferred's liquidation, its obligations to its creditors would rank senior to the Series A and Series C preferred shares. At March 31, 2004, Capital Crossing Preferred had approximately $107,000 in accounts payable and other liabilities which, upon its liquidation, would be required to be paid before any payments could be made to holders of the Series A or Series C preferred shares. In addition, upon Capital Crossing Preferred's liquidation, dissolution or winding up, if it does not have sufficient funds to pay the full liquidation amount to the holders of the Series A and Series C preferred shares, such holders may receive less than the $10.00 per share liquidation amount.

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

  •
  payment of dividends on the Series A and Series C preferred shares could also be subject to regulatory limitations if Capital Crossing becomes undercapitalized. Capital Crossing will be deemed undercapitalized if its total risk-based capital ratio is less than 8.0%, its Tier 1 risk-based capital ratio is less than 4.0% or its Tier 1 leverage ratio is less than 4.0%. At March 31, 2004, Capital Crossing had a total risk-based capital ratio of 15.50%, a Tier 1 risk-based capital ratio of 14.24% and a Tier 1 leverage ratio of 12.28%, which is sufficient for Capital Crossing to be considered well-capitalized. As part of its common stock repurchase program, Capital Crossing has also agreed with the FDIC to maintain, for so long as the repurchase program continues, its Tier 1 leverage ratio at least 8.00%, as well as remaining well capitalized. Capital Crossing Preferred makes no assurance that Capital Crossing will be well-capitalized under applicable regulations as of any future date, which is required in order to continue to repurchase common stock, but which is not a condition to the payment of dividends on the preferred shares. For purposes of calculating these capital ratios as a percentage of Capital Crossing's risk-weighted assets, as opposed to its total assets, Capital Crossing's assets are assigned to risk categories based on the relative credit risk of the asset in question. These risk weights consist of 0% for assets deemed least risky such as cash, claims backed by the full faith and credit of the U.S. government, and balances due from Federal Reserve banks; 20% for assets deemed slightly more risky such as portions of obligations conditionally guaranteed by the U.S. government or federal funds sold; 50% for assets deemed still more risky such as government issued-revenue bonds, one-to-four family residential first mortgage loans and well-collateralized multi-family residential first mortgage loans; and 100% for all other assets, including private sector loans such as commercial mortgage loans as well as bank-owned real estate.

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

Capital Crossing Preferred does not have insurance to cover its exposure to borrower defaults and bankruptcies and special hazard losses that are not covered by its standard hazard insurance policies

        Capital Crossing Preferred does not normally obtain general credit enhancements such as mortgagor bankruptcy insurance or obtain special hazard insurance for its mortgage assets, other than standard hazard insurance, which will in each case only relate to individual mortgage loans. Accordingly, Capital Crossing Preferred will be subject to risks of borrower defaults and bankruptcies and special hazard losses, such as losses occurring from floods or earthquakes that are not covered by standard hazard insurance. A significant number of loans acquired in recent years are loans that were originated under the Small Business Administration's disaster relief program. These loans are typically loans made to small businesses and individuals for the purpose of assisting those who have been the victim of a disaster and may be located in an area prone to such disasters. In the event of a default on any mortgage loan held by Capital Crossing Preferred resulting from declining property values or worsening economic conditions, among other factors, it would bear the risk of loss of principal to the extent of any deficiency between (1) the value of the related mortgaged property, plus any payments from an insurer or guarantor in the case of commercial mortgage loans, and (2) the amount owing on the mortgage loan.

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

Capital Crossing Preferred's loans are concentrated in California and New England and adverse conditions in those markets could adversely affect its operations

        Properties underlying Capital Crossing Preferred's current mortgage assets are concentrated primarily in California, particularly Southern California, and New England. As of March 31, 2004, approximately 47.6% of the balances of its mortgage loans were secured by properties located in California and 14.6% in New England. Adverse economic, political or business developments or natural hazards may affect these areas and the ability of property owners in these areas to make payments of principal and interest on the underlying mortgages. If either region experienced adverse economic, political or business conditions or natural hazards, Capital Crossing Preferred would likely experience higher rates of loss and delinquency on its mortgage loans than if its loans were more geographically diverse.

A substantial majority of Capital Crossing Preferred's loans were originated by other parties whose level of due diligence may be different than Capital Crossing's level of due diligence

        At March 31, 2004, substantially all of Capital Crossing Preferred's loans consisted of loans originated by third parties that were purchased by Capital Crossing and subsequently acquired by Capital Crossing Preferred from Capital Crossing. Because these loans were originated by third parties, Capital Crossing generally is not able to conduct the same level of due diligence on these loans that it would have conducted had it originated them. Generally, while Capital Crossing conducts an acquisition review, it relies on the underwriting standards of the parties originating the loans it acquires. The standards of these loan originators may be substantially different than those of Capital Crossing. These differences may include less rigorous appraisal requirements and debt service coverage ratios, and less rigorous analysis of property location and environmental factors, building condition and age, tenant quality, compliance with zoning regulations, any use restrictions, easements or right of ways that may impact the value and the borrower's ability to manage the property. Other disadvantages of purchased loans versus originated loans may include the lack of current financial information, incomplete legal documentation and outdated appraisals.

More than half of Capital Crossing Preferred's loan portfolio is made up of commercial mortgage loans which are generally riskier than other types of loans

        Commercial mortgage loans constituted approximately 66.4% of the total gross loans in Capital Crossing Preferred's loan portfolio at March 31, 2004 and commercial mortgage loans are generally subject to greater risks than other types of loans. Capital Crossing Preferred's commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, tend to have shorter maturities than residential mortgage loans and may not be fully amortizing, meaning that they have a principal balance or "balloon" payment due on maturity. The commercial real estate properties underlying Capital Crossing Preferred's commercial mortgage loans also tend to be unique and are more difficult to value than residential real estate properties. They are also subject to relatively greater environmental risks than other types of loans and to the corresponding burdens and costs of compliance with environmental laws and regulations. Because of these risks related to commercial mortgage loans, Capital Crossing Preferred may experience higher rates of default on its mortgage loans than it would if its loan portfolio was more diversified and included a greater number of owner-occupied residential or other mortgage loans. Higher rates of default would cause Capital Crossing Preferred to increase its provision for loan losses, which may have a material adverse affect on its business, financial condition and results of operation.

Capital Crossing Preferred may not be able to purchase loans at the same volumes or with the same yields as it has historically purchased

        To date Capital Crossing Preferred has purchased all of the loans in its portfolio from Capital Crossing. Historically, Capital Crossing has acquired such loans (1) from institutions which sought to eliminate certain loans or categories of loans from their portfolios, (2) from institutions participating in securitization programs, (3) from failed or consolidating financial institutions and (4) from government agencies, specifically the Small Business Administration. Future loan purchases will depend on the availability of pools of loans offered for sale and Capital Crossing's ability to submit successful bids or negotiate satisfactory purchase prices. The acquisition of whole loans is highly competitive. In fact, the Small Business Administration has recently announced that all future assets sales are on hold, pending the outcome of an internal review of its loan sale program. Consequently, Capital Crossing Preferred cannot provide assurance that Capital Crossing will be able to purchase loans at the same volumes or with the same yields as it has historically purchased. This may interfere with Capital Crossing Preferred's ability to maintain the requisite level of mortgage assets to maintain its qualification as a REIT. If volumes of loans purchased decline or the yields on these loans decline, Capital Crossing Preferred would experience a material adverse effect on its business, financial condition and results of operations.

Capital Crossing Preferred could be held responsible for environmental liabilities of properties it acquires through foreclosure

        If Capital Crossing Preferred chooses to foreclose on a defaulted mortgage loan to recover its investment it may be subject to environmental liabilities related to the underlying real property. Approximately 66.4% of the loans in Capital Crossing Preferred's portfolio at March 31, 2004 were commercial mortgage loans, which generally are subject to relatively greater environmental risks than other types of loans. Hazardous substances or wastes, contaminants, pollutants or sources thereof may be discovered on properties during Capital Crossing Preferred's ownership or after a sale to a third party. The amount of environmental liability could exceed the value of the real property. There can be no assurance that Capital Crossing Preferred would not be fully liable for the entire cost of any removal and clean-up on an acquired property, that the cost of removal and clean-up would not exceed the value of the property or that Capital Crossing Preferred could recoup any of the costs from any third party. In addition, Capital Crossing Preferred may find it difficult or impossible to sell the property prior to or following any such remediation.

Capital Crossing Preferred is dependent in virtually every phase of its operations on the diligence and skill of the management of Capital Crossing

        Capital Crossing, which holds all of Capital Crossing Preferred's common stock, is involved in virtually every aspect of Capital Crossing Preferred's existence. Capital Crossing Preferred has six officers, including three executive officers, and no other employees and does not have any independent corporate infrastructure. Capital Crossing Preferred does not have any employees because it has retained Capital Crossing to perform all necessary functions pursuant to the advisory agreement and the master service agreement. All of Capital Crossing Preferred's officers are also officers of Capital Crossing. Under an advisory agreement between Capital Crossing Preferred and Capital Crossing, Capital Crossing administers day-to-day activities, including monitoring of Capital Crossing Preferred's credit quality and advising it with respect to the acquisition, management, financing and disposition of mortgage assets and its operations generally. Under a master service agreement between Capital Crossing Preferred and Capital Crossing, Capital Crossing services Capital Crossing Preferred's loan portfolio. The advisory agreement has an initial term of five years with an automatic renewal feature and the master service agreement has a one-year term with an automatic renewal feature. Both the master service agreement and the advisory agreement are subject to earlier termination upon provision of 30 days and 90 days notice, respectively. Capital Crossing may subcontract all or a portion of its obligations under the advisory agreement to its affiliates or, with the approval of a majority of the Board of Directors as well as a majority of the independent directors, subcontract its obligations under the advisory agreement to unrelated third parties. Capital Crossing will not, in connection with the subcontracting of any of its obligations under the advisory agreement, be discharged or relieved from its obligations under the advisory agreement. The loss of the services of Capital Crossing, or the inability of Capital Crossing to effectively provide such services whether as a result of the loss of key members of Capital Crossing's management, early termination of the agreements or otherwise, and Capital Crossing Preferred's inability to replace such services on favorable terms, or at all, could adversely affect Capital Crossing Preferred's ability to conduct its operations.

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

        Future modifications of the advisory agreement or master service agreement.    Should Capital Crossing Preferred seek to modify either the advisory agreement or the master service agreement, it would rely upon its officers who are also officers and directors of Capital Crossing. Specifically, (i) all of Capital Crossing Preferred's officers are also officers of Capital Crossing, (ii) two of Capital Crossing Preferred's executive, or "inside", directors are also directors of Capital Crossing and (iii) one of Capital Crossing Preferred's non-executive, or "outside", directors is also a director of Capital Crossing. Thus, Capital Crossing Preferred's officers and/or directors would be responsible for taking positions with respect to such agreements that, while in Capital Crossing Preferred's best interests, would not be in the best interests of Capital Crossing. Although the termination, modification or decision not to renew the advisory agreement and/or the master service agreement requires the approval of a majority of Capital Crossing Preferred's independent directors, Capital Crossing, as holder of all of Capital Crossing Preferred's outstanding common stock, controls the election of all Capital Crossing Preferred directors, including the independent directors. Capital Crossing Preferred cannot provide assurance that such modifications will be on terms as favorable to it as those that could have been obtained from unaffiliated third parties.

        The terms of Capital Crossing Preferred's guarantee of obligations of Capital Crossing.    Capital Crossing Preferred has guaranteed all of the obligations of Capital Crossing under advances Capital Crossing may receive from time to time from the FHLBB, and has agreed to pledge a significant amount of its assets in connection with those advances. The assets Capital Crossing Preferred pledges to the FHLBB will vary from time to time; however, the potential exists for Capital Crossing Preferred to pledge all of its assets to the FHLBB to secure advances to Capital Crossing. In addition, Capital Crossing has pledged to the FHLBB all of the shares of Capital Crossing Preferred's capital stock it owns as collateral for its FHLBB borrowings. Under the terms of the pledge, if Capital Crossing becomes undercapitalized the FHLBB may require Capital Crossing to dissolve Capital Crossing Preferred such that the assets of Capital Crossing Preferred are distributed to Capital Crossing. In this circumstance the holders of Series A and Series C Preferred shares would receive their liquidation preference only to the extent there are available proceeds from the liquidation of the assets of Capital Crossing Preferred following satisfaction of its outstanding obligations, including its guarantee of Capital Crossing's FHLBB borrowings. At March 31, 2004, approximately $29.6 million, or 13.1%, of Capital Crossing Preferred assets have been pledged to and accepted by the FHLBB to secure advances to Capital Crossing. Capital Crossing has also agreed with the FHLBB that it will not request or accept advances from the FHLBB in excess of Capital Crossing Preferred's total stockholders equity, less the stockholders equity attributable to the Series A and Series C preferred shares. As of March 31, 2004, this restriction would limit Capital Crossing's ability to receive advances in excess of approximately $192.4 million. As of March 31, 2004, Capital Crossing had $129.0 million in outstanding FHLBB borrowings. The guarantee and pledge were approved by Capital Crossing Preferred's independent directors, subject to certain requirements and limitations, including the requirement that Capital Crossing pay Capital Crossing Preferred a guarantee fee. Any default by Capital Crossing on its obligations which would require Capital Crossing Preferred to satisfy its guarantee could adversely affect its business and its ability to make timely payments of dividends.

        The master loan purchase agreement was not the result of arm's-length negotiations.    Capital Crossing Preferred acquires loans pursuant to the master mortgage loan purchase agreement between Capital Crossing Preferred and Capital Crossing, at an amount equal to Capital Crossing's net carrying value for those mortgage assets. While Capital Crossing Preferred believes that the master mortgage loan purchase agreement, when entered into, was fair to all parties and consistent with market terms, its officers who are also officers and directors of Capital Crossing. Specifically, (i) all of Capital Crossing Preferred's officers are also officers of Capital Crossing, (ii) two of Capital Crossing Preferred's executive, or "inside", directors are also directors of Capital Crossing and (iii) one of Capital Crossing Preferred's non-executive, or "outside", directors is also a director of Capital Crossing. Capital Crossing, as holder of all of Capital Crossing Preferred's outstanding common stock, controls the election of all Capital Crossing Preferred directors, including the independent directors. Capital Crossing Preferred cannot provide assurance that the master mortgage loan purchase agreement was entered into on terms as favorable to Capital Crossing Preferred as those that could have been obtained from unaffiliated third parties.

Neither Capital Crossing Preferred nor Capital Crossing have specific policies with respect to the purchase by Capital Crossing Preferred from Capital Crossing of particular loans or pools of loans

        The lack of specific policies with respect to the purchase by Capital Crossing Preferred of loans from Capital Crossing could result in Capital Crossing Preferred acquiring lower quality mortgage assets from Capital Crossing than if such policies were otherwise in place. Neither Capital Crossing Preferred nor Capital Crossing currently have specific policies with respect to the purchase by Capital Crossing Preferred from Capital Crossing of particular loans or pools of loans, other than such assets must be eligible to be held by a REIT. Capital Crossing Preferred's Board of Directors has adopted certain policies to guide the acquisition and disposition of assets but these policies may be revised from time to time at the discretion of the Board of Directors without a vote of Capital Crossing Preferred's stockholders. Capital Crossing Preferred intends to acquire all or substantially all of the additional mortgage assets it may acquire in the future from Capital Crossing on terms that are comparable to those that could be obtained by Capital Crossing Preferred if such mortgage assets were purchased from unrelated third parties, but Capital Crossing Preferred cannot provide assurance that this will always be the case.

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

Capital Crossing Preferred may pay more than fair market value for mortgages it purchases from Capital Crossing because it does not engage in arm's-length negotiations with Capital Crossing

        Capital Crossing Preferred acquires mortgage assets from Capital Crossing under a master mortgage loan purchase agreement between it and Capital Crossing, at an amount equal to Capital Crossing's net carrying value for those mortgage assets. Because Capital Crossing is an affiliate of Capital Crossing Preferred, Capital Crossing Preferred does not engage in any arm's-length negotiations regarding the consideration to be paid. Accordingly, if Capital Crossing's net carrying value exceeds the fair market value of the mortgage assets, Capital Crossing Preferred would pay Capital Crossing more than the fair market value for those mortgaged assets.

Fluctuations in interest rates could reduce Capital Crossing Preferred earnings and affect its ability to pay dividends

        Capital Crossing Preferred's income consists primarily of interest earned on its mortgage assets and short-term investments. A significant portion of Capital Crossing Preferred's mortgage assets bear interest at adjustable rates. Interest rates are currently in a period of historically low levels. If there is a further decline in interest rates, then Capital Crossing Preferred will experience a decrease in income available to be distributed to its stockholders. If interest rates decline, Capital Crossing Preferred may also experience an increase in prepayments on its mortgage assets and may find it difficult to purchase additional mortgage assets bearing rates sufficient to support payment of dividends on the Series A preferred shares and the Series C preferred shares. Conversely, an increase in mortgage rates could result in increased borrower defaults, which in turn could result in decreased interest income and increased non-interest expense related to workouts and other collection efforts. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on Capital Crossing Preferred's loans may lead to an increase in its non-performing assets and a reduction of discount accreted into income, which could have a material adverse effect on Capital Crossing Preferred's results of operations. Because the dividend rates on the Series A preferred shares and the Series C preferred shares are fixed, a significant decline or increase in interest rates, either of which results in lower net income, could materially adversely affect Capital Crossing Preferred's ability to pay dividends on the Series A preferred shares and the Series C preferred shares.

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

        Capital Crossing Preferred has imposed ownership limitations to protect its ability to qualify as a REIT, however, if ownership of the common stock of Capital Crossing becomes concentrated in a small number of individuals Capital Crossing Preferred may fail to qualify as a REIT.    To maintain Capital Crossing Preferred's status as a REIT, not more than 50% in value of Capital Crossing Preferred's outstanding shares may be owned, directly or indirectly, by five or fewer individuals, as defined in the Internal Revenue Code, or the Code, to include certain entities, during the last half of each taxable year. Capital Crossing Preferred currently satisfies this requirement because for this purpose Capital Crossing Preferred's common stock held by Capital Crossing is treated as held by Capital Crossing's stockholders. However, it is possible that the ownership of Capital Crossing might become sufficiently concentrated in the future such that five or fewer individuals would be treated as having constructive ownership of more than 50% of the value of Capital Crossing Preferred's stock. Capital Crossing Preferred may have difficulty monitoring the daily ownership and constructive ownership of its outstanding shares and, therefore, Capital Crossing Preferred cannot provide assurance that it will continue to meet the share ownership requirement. This risk may be increased in the future as Capital Crossing continues its common stock repurchase programs because repurchases may cause ownership in Capital Crossing to become more concentrated. In addition, while the fact that the Series A and the Series C preferred shares may be redeemed or exchanged will not affect Capital Crossing Preferred's REIT status prior to any such redemption or exchange, the redemption or exchange of all or a part of the Series A and Series C preferred shares could adversely affect Capital Crossing Preferred's ability to satisfy the share ownership requirements in the future.

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

        The following table sets forth Capital Crossing Preferred's interest-rate-sensitive assets categorized by repricing dates and weighted average yields at March 31, 2004. For fixed rate instruments, the repricing date is the maturity date. For adjustable-rate instruments, the repricing date is deemed to be the earliest possible interest rate adjustment date. Assets that are subject to immediate repricing are placed in the overnight column.

	Overnight	Within One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	Over Five Years	Total
	(dollars in thousands)
Interest-bearing deposits in banks	$86,916	$—	$—	$—	$—	$—	$—	$86,916
	1.10%
Certificates of deposit	—	200	—	—	—	—	—	200
		1.64%
Fixed-rate loans(1)	—	31,457	20,630	13,500	9,344	5,854	8,981	89,766
		8.27%	8.34%	8.04%	7.93%	7.42%	7.12%
Adjustable-rate loans(1)	17,889	29,233	2,000	701	450	265	13	50,551
	7.91%	6.66%	7.43%	5.88%	5.79%	5.53%	6.73%

Total rate-sensitive assets	$104,805	$60,890	$22,630	$14,201	$9,794	$6,119	$8,994	$227,433

(1)
Loans are presented at net amounts before deducting the allowance for loan losses and exclude non-performing loans.

        Based on Capital Crossing Preferred's experience, management applies the assumption that, on average, approximately 22% of the outstanding fixed and adjustable rate loans will prepay annually.

        At March 31, 2004, the fair value of net loans was $143.5 million as compared to the net carrying value of net loans of $137.5 million. The fair value of interest-bearing deposits in banks approximates carrying value.

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures.

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2004, Capital Crossing Preferred carried out an evaluation under the supervision and with the participation of its management, including its Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Capital Crossing Preferred's disclosure controls and procedures. In designing and evaluating Capital Crossing Preferred's disclosure controls and procedures, Capital Crossing Preferred and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that they believe Capital Crossing Preferred's disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by Capital Crossing Preferred in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the rules regarding disclosure controls and procedures, we intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)
Changes in Internal Controls.

        None.

PART II

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

3.1	Restated Articles of Organization of Capital Crossing Preferred filed with the Secretary of the Commonwealth of Massachusetts on May 7, 2004. FILED HEREWITH.
31.1	Rule 13a-14(a) Certification signed by Richard Wayne, President (Principal Executive Officer). FILED HEREWITH.
31.2	Rule 13a-14(a) Certification signed by Edward F. Mehm, Treasurer (Principal Financial Officer). FILED HEREWITH.
32	Rule 13a-14(b) Certification signed by Richard Wayne, President (Principal Executive Officer), and Edward F. Mehm, Treasurer (Principal Financial Officer). FILED HEREWITH.
(b)
Reports on Form 8-K

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Capital Crossing Preferred Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CROSSING PREFERRED CORPORATION
Date: May 13, 2004	By:	/s/ RICHARD WAYNE Richard Wayne President (Principal Executive Officer)
Date: May 13, 2004	By:	/s/ EDWARD F. MEHM Edward F. Mehm Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Item
3.1	Restated Articles of Organization of Capital Crossing Preferred filed with the Secretary of the Commonwealth of Massachusetts on May 7, 2004.
31.1	Rule 13a-14(a) Certification signed by Richard Wayne, President (Principal Executive Officer).
31.2	Rule 13a-14(a) Certification signed by Edward F. Mehm, Treasurer (Principal Financial Officer).
32	Rule 13a-14(b) Certification signed by Richard Wayne, President (Principal Executive Officer), and Edward F. Mehm, Treasurer (Principal Financial Officer).

QuickLinks

Capital Crossing Preferred Corporation Table of Contents
PART I—Financial Information
PART I
  Item 1. Financial Statements
Capital Crossing Preferred Corporation Balance Sheets (unaudited)
Capital Crossing Preferred Corporation Statements of Income (unaudited)
Capital Crossing Preferred Corporation Statements of Changes in Stockholders' Equity (unaudited)
Capital Crossing Preferred Corporation Statements of Cash Flows (unaudited)
Capital Crossing Preferred Corporation Notes to Unaudited Financial Statements Three Months Ended March 31, 2004 and 2003
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX