Form 10-Q
period 2004-06-30
CAPITAL CROSSING PREFERRED CORP
filed 2004-08-13
CIK 1072806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Indicate the number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of August 13, 2004: 100.

No common stock was held by non-affiliates of the issuer.

Capital Crossing Preferred Corporation

Table of Contents

PART I – Financial Information

Item 1.	Financial Statements:

Balance Sheets

Statements of Income

Statements of Changes in Stockholders’ Equity

Statements of Cash Flows

Notes to Unaudited Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Level Overview

Critical Accounting Policies

Results of Operations

Changes in Financial Condition

Interest Rate Risk

Significant Concentration of Credit Risk

Liquidity Risk Management

Risk Factors and Factors Affecting Future Operating Results

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II – Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

PART I

Item 1. Financial Statements

Capital Crossing Preferred Corporation

Balance Sheets

(unaudited)

	June 30, 2004	December 31, 2003
	(in thousands, except share data)
ASSETS

Cash account with Capital Crossing Bank	$91	$90
Interest bearing deposits with Capital Crossing Bank	137,898	65,755
Total cash and cash equivalents	137,989	65,845

Certificate of deposit	200	200

Loans	144,640	177,930
Less discount and net deferred loan income	(16,102)	(19,578)
Less allowance for loan losses	(2,468)	(3,281)
Loans, net	126,070	155,071
Accrued interest receivable	606	737
Other assets	4	—

	$264,869	$221,853

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses and other liabilities	$1,200	$423
Total liabilities	1,200	423
Commitments and contingencies
Stockholders’ equity:
Preferred stock, Series A, 9.75% non-cumulative, exchangeable; $.01 par value; $10 liquidation value per share; 1,449,000 shares authorized, 1,416,130 shares issued and outstanding	14	14
Preferred stock, Series B, 8% cumulative, non-convertible; $.01 par value; $1,000 liquidation value per share plus accrued dividends; 1,000 shares authorized, 941 and 940 shares issued and outstanding, respectively	—	—
Preferred stock, Series C, 10.25% non-cumulative, exchangeable; $.01 par value; $10 liquidation value per share; 1,840,000 shares authorized, issued and outstanding	18	18
Preferred stock, Series D, 8.50% non-cumulative, exchangeable; $.01 par value; $25 liquidation value per share; 1,500,000 shares authorized, issued and outstanding at June 30, 2004	15	—
Common stock, $.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	246,483	211,240
Retained earnings	17,139	10,158
Total stockholders’ equity	263,669	221,430

	$264,869	$221,853

See accompanying notes to unaudited interim financial statements.

Capital Crossing Preferred Corporation

Statements of Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Interest income:
Interest and fees on loans	$4,195	$5,735	$8,039	$11,406
Interest on interest-bearing deposits	314	343	518	1,062
Total interest income	4,509	6,078	8,557	12,468

Credit for loan losses	353	2,400	764	2,400
Total interest income, after credit for loan losses	4,862	8,478	9,321	14,868

Other income:
Gain on sale of loans	—	—	76	—
Guarantee fee income	20	20	40	40
Total other income	20	20	116	40

Operating expenses:
Loan servicing and advisory services	95	152	201	324
Other real estate owned income	—	(342)	—	(342)
Other general and administrative	54	66	133	125
Total operating expenses	149	(124)	334	107

Net income	4,733	8,622	9,103	14,801

Preferred stock dividends	1,287	836	2,122	1,671
Net income available to common stockholder	$3,446	$7,786	$6,981	$13,130

See accompanying notes to unaudited interim financial statements.

Capital Crossing Preferred Corporation

Statements of Changes in Stockholders’ Equity

(unaudited)

	Six Months Ended June 30, 2004
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
	(dollars in thousands)

Balance at December 31, 2003	1,416,130	$14	941	$—	1,840,000	$18	—	$—	100	$—	$211,240	$10,158	$221,430
Net income	—	—	—	—	—	—	—	—	—	—	—	9,103	9,103
Net proceeds from issuance of preferred stock, Series D	—	—	—	—	—	—	1,500,000	15	—	—	35,244	—	35,259
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	—	—	(690)	(690)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	—	—	(38)	(38)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	—	—	(943)	(943)
Dividends on preferred stock, Series D	—	—	—	—	—	—	—	—	—	—	—	(451)	(451)
Repurchase of preferred stock, Series B	—	—	(1)	—	—	—	—	—	—	—	(1)	—	(1)
Balance at June 30, 2004	1,416,130	$14	940	$—	1,840,000	$18	1,500,000	$15	100	$—	$246,483	$17,139	$263,669

	Six Months Ended June 30, 2003
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
	(dollars in thousands)

Balance at December 31, 2002	1,416,130	$14	941	$—	1,840,000	$18	—	$—	100	$—	$329,475	$2,052	$331,559
Net income	—	—	—	—	—	—	—	—	—	—	—	14,801	14,801
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	—	—	(690)	(690)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	—	—	(38)	(38)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	—	—	(943)	(943)
Return of capital to common stockholder	—	—	—	—	—	—	—	—	—	—	(109,906)	—	(109,906)
Common stock dividend	—	—	—	—	—	—	—	—	—	—	—	(15,182)	(15,182)
Balance at June 30, 2003	1,416,130	$14	941	$—	1,840,000	$18	—	$—	100	$—	$219,569	$—	$219,601

See accompanying notes to the unaudited interim financial statements.

Capital Crossing Preferred Corporation

Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2004	2003
	(in thousands)
Cash flows provided by operating activities:
Net income	$9,103	$14,801
Adjustments to reconcile net income to net cash from operating activities:
Gain on sale of other real estate owned	—	(334)
Credit for loan losses	(764)	(2,400)
Gain on sale of loans	(76)	—
Other, net	904	244

Net cash provided by operating activities	9,167	12,311

Cash flows provided by investing activities:
Loan repayments	29,346	46,231
Proceeds from sale of other real estate owned	—	1,585
Proceeds from loan sales	495	—

Net cash provided by investing activities	29,841	47,816

Cash flows provided by (used in) financing activities:
Issuance of preferred stock, series D	35,259	—
Return of capital to common stockholder	—	(109,906)
Repurchase of preferred stock, Series B	(1)	—
Payment of preferred stock dividends	(2,122)	(1,671)
Payment of common stock dividend	—	(15,094)

Net cash provided by (used in) financing activities	33,136	(126,671)

Net change in cash and cash equivalents	72,144	(66,544)
Cash and cash equivalents at beginning of period	65,845	92,710

Cash and cash equivalents at end of period	$137,989	$26,166

Supplemental information:
Dividend to common stockholder in the form of mortgage loans	$—	$88
Transfers from loans to other real estate owned	—	1,251

See accompanying notes to unaudited interim financial statements.

Capital Crossing Preferred Corporation

Notes to Unaudited Financial Statements

Three and Six Month Periods Ended June 30, 2004 and 2003

Note 1.          Basis of Presentation

Capital Crossing Preferred Corporation (‘‘Capital Crossing Preferred’’) is a Massachusetts corporation organized on March 20, 1998, to acquire and hold real estate assets. Capital Crossing Bank (‘‘Capital Crossing’’), a federally insured Massachusetts trust company, owns all of Capital Crossing Preferred’s common stock (as defined below). Capital Crossing is in compliance with its regulatory capital requirements at June 30, 2004.

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

In 1999, Capital Crossing Preferred completed the sale of 1,416,130 shares of Series A preferred stock. In 2001, Capital Crossing Preferred completed the sale of 1,840,000 shares of Series C preferred stock.  In May 2004, Capital Crossing Preferred completed the sale of 1,500,000 shares of Series D preferred stock.

The financial information as of June 30, 2004 and the results of operations for the three and six months ended June 30, 2004 and 2003, changes in stockholders’ equity and cash flows for the six months ended June 30, 2004 and 2003 are unaudited; however, in the opinion of management, the financial information reflects all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America.  Interim results are not necessarily indicative of results to be expected for the entire year.  These interim statements are intended to be read in conjunction with the financial statements presented in Capital Crossing Preferred’s Annual Report on Form 10-K as of and for the year ended December 31, 2003.

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

Recent Accounting Pronouncements

Effective January 1, 2005, as a result of the required adoption of Statement of Position (‘‘SOP’’) No. 03-3, ‘‘Accounting for Certain Loans or Debt Securities Acquired in a Transfer,’’ Capital Crossing Preferred expects its allowance for loan loss methodology to change. SOP No. 03-3 prohibits ‘‘carrying over’’ or creation of valuation allowances in the initial accounting of all loans acquired in a transfer. The prohibition of the valuation allowance carry over applies to the purchase of an individual loan, a pool of loans, a group of loans and impaired loans acquired in a business combination. Valuation allowances should reflect only those losses incurred by the investor after acquisition.  Effective January 1, 2005 Capital Crossing Preferred will no longer be allowed to increase the allowance through allocations from purchase discount.  Additionally, general risk allocations will no longer be applied to purchased loans.  Only specific allocations based upon the results of measuring loans that become impaired subsequent to purchase under SFAS No. 114 will be considered in the calculation of the allowance for loan losses for purchased loans.  Consequently, it is anticipated that the allowance for loan losses will decline subsequent to the adoption of SOP No. 03-3 as credits for loan losses may continue to be recorded if loans pay-off and perform above expectations.  For more information related to SOP No. 03-3, see Note 1-Recent Accounting Pronouncements to the Financial Statements included in Capital Crossing Preferred’s Annual Report on Form 10-K.

Note 2.  Commitments and Contingencies

Guarantees

Capital Crossing Preferred has guaranteed all of the obligations of Capital Crossing under advances Capital Crossing may receive from time to time from the Federal Home Loan Bank of Boston (“FHLBB”), and Capital Crossing Preferred has agreed to pledge a significant amount of its assets in connection with those advances. This guarantee would rank senior to the preferred shares upon liquidation. Capital Crossing Preferred’s obligations under this agreement are limited by applicable laws pertaining to fraudulent conveyance and fraudulent transfer. The assets pledged to the FHLBB will vary from time to time, however the potential exists for Capital Crossing Preferred to pledge all of its assets to the FHLBB to secure advances to Capital Crossing. In addition, Capital Crossing has pledged to the FHLBB all of the shares of Capital Crossing Preferred’s capital stock it owns as collateral for its FHLBB borrowings.  Under the terms of the pledge, if Capital Crossing becomes undercapitalized, the FHLBB may require Capital Crossing to dissolve Capital Crossing Preferred such that the assets of Capital Crossing Preferred are distributed to Capital Crossing. In such circumstance, holders of the Series A, Series C and Series D preferred stock would receive their liquidation preference only to the extent there are available proceeds from the liquidation of the assets of Capital Crossing Preferred following satisfaction of its outstanding obligations, including its guarantee of Capital Crossing’s FHLBB borrowings.  At June 30, 2004, approximately $27.5 million, or 10.4%, of Capital Crossing Preferred’s assets had been pledged to and accepted by the FHLBB to secure advances to Capital Crossing.  Capital Crossing has also agreed that it will not request or accept advances from the FHLBB in excess of Capital Crossing Preferred’s total stockholder’s equity, less the stockholder’s equity attributable to the Series A, Series C and Series D preferred shares.  As of June 30, 2004, this restriction would limit Capital Crossing’s ability to receive advances in excess of approximately $193.6 million.  As of June 30, 2004, Capital Crossing had $129.0 million in outstanding FHLBB borrowings.

Note 3.  Series D Preferred Stock Offering

On May 11, 2004, Capital Crossing Preferred closed its offering of 1,500,000 shares of Series D non-cumulative exchangeable preferred stock at $25 per share, which yielded net proceeds of $35.3 million after deducting the underwriting discount of 4%, or $1.5 million and additional expenses of $741,000.

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

Executive Level Overview

Net income available to the sole common stockholder, Capital Crossing, decreased $4.3 million, or 55.7%, to $3.4 million for the three months ended June 30, 2004 compared to $7.8 million for the same period in 2003.  Net income available to the sole common stockholder decreased $6.1 million, or 46.8%, to $7.0 million for the six months ended June 30, 2004 compared to $13.1 million for the same period in 2003.  These decreases from the 2003 to 2004 periods are primarily the result of a decline in interest and fees on loans, a decline in credit for loan losses as well as the absence of other real estate owned income.  In addition, there was an increase in preferred stock dividends attributable to the issuance of Series D preferred stock on May 11, 2004.

During the second quarter of 2004, $35.3 million of additional capital was raised through the issuance of 1,500,000 shares of Series D preferred stock.  This capital will be utilized to purchase additional mortgage assets and for other corporate purposes.  During 2003 and through the second quarter of 2004, Capital Crossing Preferred did not acquire any mortgage assets. Returns of capital of $118.2 million were made during 2003. Decisions regarding the utilization of our cash are based, in large part, on our future commitments to pay preferred stock dividends. During the second quarter of 2004, our loan portfolio was large enough to generate income resulting in earnings which were 3.68 times fixed charges and preferred stock dividends. Future decisions regarding mortgage asset acquisitions will be based on the level of preferred stock dividends at the time and the required level of income necessary to generate adequate dividend coverage.

Critical Accounting Policies

The SEC requires that all registrants discuss their most ‘‘critical accounting policies’’ in management’s discussion and analysis of financial condition and results of operations. The SEC indicated that a ‘‘critical accounting policy’’ is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While Capital Crossing Preferred’s significant accounting policies are more fully described in Note 1 to the Financial Statements included in its Annual Report on Form 10-K, the following is a summary of the accounting policies believed by management to be most critical in their potential effect on Capital Crossing Preferred’s financial position or results of operations:

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

Management makes significant judgments in determining the adequacy of the allowance for loan losses. Management initially considers the loan loss allowances specifically allocated to individual impaired loans. Next, management considers the level of general loan loss allowances deemed appropriate for the balance of the portfolio. Factors considered include known and inherent risks in the nature and volume of the loan portfolios, adverse situations that may affect the borrower’s ability to repay, historical loss ranges, the estimated value of any underlying collateral and prevailing economic conditions. An additional allowance for loan losses is maintained based on a judgmental process whereby management considers qualitative and quantitative assessments of other factors including regional credit concentration, industry concentration, results of regulatory examinations, historical loss ranges, portfolio composition, economic conditions such as interest rates and energy costs and other changes in the portfolio. The allowance for loan losses is management’s estimate of the probable loan losses incurred as of the balance sheet date. There can be no assurance that Capital Crossing Preferred’s actual losses with respect to loans will not exceed its allowance for loan losses.

Effective January 1, 2005, as a result of the required adoption of Statement of Position (‘‘SOP’’) No. 03-3, ‘‘Accounting for Certain Loans or Debt Securities Acquired in a Transfer,’’ Capital Crossing Preferred expects its allowance for loan loss methodology to change. SOP No. 03-3 prohibits ‘‘carrying over’’ or creation of valuation allowances in the initial accounting of all loans acquired in a transfer. The prohibition of the valuation allowance carry over applies to the purchase of an individual loan, a pool of loans, a group of loans and impaired loans acquired in a business combination. Valuation allowances should reflect only those losses incurred by the investor after acquisition.  Effective January 1, 2005 Capital Crossing Preferred will no longer be allowed to increase the allowance through allocations from purchase discount.  Additionally, general risk allocations will no longer be applied to purchased loans.  Only specific allocations based upon the results of measuring loans that become impaired subsequent to purchase under SFAS No. 114 will be considered in the calculation of the allowance for loan losses for purchased loans.  Consequently, it is anticipated that the allowance for loan losses will decline subsequent to the adoption of SOP No. 03-3 as credits for loan losses may continue to be recorded as loans pay-off and perform above expectations.  For more information related to SOP No. 03-3, see Note 1-Recent Accounting Pronouncements to the Financial Statements included in Capital Crossing Preferred’s Annual Report on Form 10-K.

Discounts on Acquired Loans. At the time of acquisition of purchased pools of loans, the excess of the contractual balances over the amount of reasonably estimable and probable discounted future cash collections for each loan is recorded as non-amortizing discount. Depending on the timing of an acquisition, a preliminary allocation may be utilized until a final allocation is established. Generally, the allocation will be finalized no later than ninety days from the date of purchase. The remaining discount, which represents the excess of the amount of reasonably estimable and probable discounted future cash collections over the acquisition amount is accreted into interest income using the interest method over the term of the loans and is not accreted on non-performing loans. There is judgment involved in estimating the amount of future cash flows. The amount and timing of actual cash flows could differ materially from management’s estimates, which could materially affect Capital Crossing Preferred’s financial condition and results of operations.

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

Gains and losses on sales of loans are determined using the specific identification method. The excess (deficiency) of any cash received as compared to the net investment is recorded as gain (loss) on sales of loans. There are no loans held for sale at June 30, 2004.

Changes in interest rates also can affect the value of Capital Crossing Preferred’s loans and its ability to realize gains on the resolution of assets. A significant portion of Capital Crossing Preferred’s earnings results from accelerated interest income resulting from loan pay-offs. This type of income can vary significantly from quarter to quarter and year to year based on a number of different factors,including the interest rate environment. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on Capital Crossing Preferred’s loans may lead to a reduction of discount accreted into income, which could have a material adverse effect on its results of operations.

Results of Operations

Three Months Ended June 30, 2004 and 2003

The yields on Capital Crossing Preferred’s earning assets are summarized as follows:

	Three Months Ended June 30,
	2004			2003
	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
	(dollars in thousands)

Loans, net (1)	$134,358	$4,195	12.56%	$205,714	$5,735	11.18%
Interest-bearing deposits	114,765	314	1.10	137,459	343	1.00
	$249,123	$4,509	7.28%	$343,173	$6,078	7.10%

(1) Non-performing loans are excluded from average balance and average yield calculations.

The yield on interest-earning assets increased primarily as a result of an increase in the yield on loans, offset by a shift in the composition of average interest-earning assets such that average loans represents a smaller percentage of total average interest-earning assets for the three months ended June 30, 2004 as compared to the same period in 2003.  The yield on the loan portfolio increased primarily as a result of an increase, relative to the overall yield on loans, in interest income recognized at the time of individual loan pay-offs.   Average loans, net for the three months ended June 30, 2004 totaled $134.4 million compared to $205.7 million for the same period in 2003.   This decrease is primarily attributable to loan pay-offs and amortization.  During 2003 and through June 30, 2004, Capital Crossing Preferred did not acquire any loans.

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

When a loan is paid-off, the excess of any cash received over the net investment is recorded as interest income. In addition to the amount of purchase discount that is recognized at that time, income may also include interest owed by the borrower prior to Capital Crossing’s acquisition of the loan, interest collected if on non-performing status and other loan fees (collectively, ‘‘other interest income’’). The following table sets forth, for the periods indicated, the components of interest and fees on loans. There can be no assurance regarding future interest income, including the yields and related level of such income, or the relative portion attributable to loan pay-offs as compared to other sources.

	Three Months Ended June 30,
	2004		2003
	Interest Income	Yield	Interest Income	Yield
	(dollars in thousands)

Regularly scheduled interest and accretion income	$2,618	7.84%	$3,989	7.78%
Interest and fee income recognized on loan pay-offs:
Non-amortizing discount	—	—	301	0.59
Amortizing discount	1,392	4.17	1,340	2.61
Other interest income	185	0.55	105	0.20
	1,577	4.72	1,746	3.40
	$4,195	12.56%	$5,735	11.18%

The amount of loan pay-offs and related discount income is influenced by several factors, including the interest rate environment, the real estate market in particular areas, the timing of transactions, and circumstances related to individual borrowers and loans.

The average balance of interest-bearing deposits decreased $22.7 million or 16.5% to $114.8 million for the three months ended June 30, 2004, compared to $137.5 million for the 2003 period, as a result of periodic dividend payments, returns of capital and proceeds from loans sold offset by cash flows from loan repayments and the proceeds from the Series D preferred stock offering on May 11, 2004.  The yield on interest-bearing deposits increased because the rate paid by Capital Crossing on the money market account held by Capital Crossing Preferred increased in 2004 compared to 2003.

A credit for loan losses of $353,000 was recorded for the three months ended June 30, 2004 compared to a credit for loan losses of $2.4 million recorded for the three months ended June 30, 2003.  The credit for loan losses is based on the volume of loan pay-offs.  Capital Crossing Preferred has experienced a high rate of loan pay-offs and thus recorded a credit for loan losses to reduce allowance allocations related to the loans that have paid-off and loans which have performed above original expectations. The allowance for loan losses is based on the size of the portfolio and its historical performance. The determination of this allowance requires the use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. Should the loan portfolio continue to decline without utilization of the allowance for loan losses, future credits for loans losses will be necessary.

Loan servicing and advisory services expenses for the three months ended June 30, 2004 decreased $57,000, or 37.5%, to $95,000 compared to $152,000 for the three months ended June 30, 2003. This decrease was due to the decrease in the average balance of the loan portfolio.

There was no other real estate owned income during the three months ended June 30, 2004.  Other real estate owned income for the three months ended June 30, 2003 was comprised of a gain of $334,000 on the sale of one property to an unaffiliated third party and rental income of $8,000.

Other general and administrative expenses decreased $12,000, or 18.2%, to $54,000 for the three months ended June 30, 2004 compared to $66,000 for the three months ended June 30, 2003. This decrease is primarily attributable to a decrease in legal fees related to loan collection matters.

Preferred stock dividends increased as a result of the issuance of 1,500,000 shares of Series D preferred shares on May 11, 2004.  These shares have a liquidation value of $25 per share and a dividend rate of 8.5%.  Capital Crossing Preferred intends to pay dividends on its preferred stock and common stock in amounts necessary to continue to preserve its status as a REIT under the Internal Revenue Code.

Six Months Ended June 30, 2004 and 2003

The yields on Capital Crossing Preferred’s earning assets are summarized as follows:

	Six Months Ended June 30,
	2004			2003
	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
	(dollars in thousands)

Loans, net (1)	$142,680	$8,039	11.33%	$220,343	$11,406	10.44%
Interest-bearing deposits	94,692	518	1.10	120,732	1,062	1.77
	$237,372	$8,557	7.25%	$341,075	$12,468	7.37%

(1) Non-performing loans are excluded from average balance and average yield calculations.

The decline in yield on interest-earning assets from the six months ended June 30, 2003 to the 2004 period is a result of a decrease in the yield on interest-bearing deposits, partially offset by an increase in the yield on the loan portfolio.  The yield on the loan portfolio increased as a result of an increase in interest income recognized at the time of individual loan pay-offs mainly attributable to an increase in amortizing discount.  Average loans, net for the six months ended June 30, 2004 totaled $142.7 million compared to $220.3 million for the same period in 2003. This decrease is primarily attributable to loan pay-offs, sales, and amortization since the second quarter of 2003.  During 2003 and through June 30, 2004, Capital Crossing Preferred did not acquire any loans.

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

When a loan is paid-off, the excess of any cash received over the net investment is recorded as interest income. In addition to the amount of purchase discount that is recognized at that time, income may also include interest owed by the borrower prior to Capital Crossing’s acquisition of the loan, interest collected if on non-performing status and other loan fees (collectively, “other interest income”). The following table sets forth, for the periods indicated, the components of interest and fees on loans. There can be no assurance regarding future interest income, including the yields and related level of such income, or the relative portion attributable to loan pay-offs as compared to other sources.

	Six Months Ended June 30,
	2004		2003
	Interest Income	Yield	Interest Income	Yield
	(dollars in thousands)

Regularly scheduled interest and accretion income	$5,534	7.80%	$8,461	7.74%
Interest and fee income recognized on loan pay-offs:
Non-amortizing discount	91	0.13	861	0.79
Amortizing discount	2,111	2.97	1,974	1.81
Other interest income	303	0.43	110	0.10
	2,505	3.53	2,945	2.70
	$8,039	11.33%	$11,406	10.44%

The amount of loan pay-offs and related discount income is influenced by several factors, including the interest rate environment, the real estate market in particular areas, the timing of transactions, and circumstances related to individual borrowers and loans.

The average balance of interest-bearing deposits decreased $26.0 million to $94.7 million for the six months ended June 30, 2004, compared to $120.7 million for the same period in 2003, as a result of periodic dividend payments, returns of capital and proceeds from loans sold, offset by cash flows from loan repayments and the proceeds from the Series D stock offering on May 11, 2004.  The yield on interest-bearing deposits for the six months ended June 30, 2004 decreased compared to the 2003 period as a result of a decline in the interest rate environment.

Capital Crossing Preferred recorded a credit for loan losses of $764,000 for the six months ended June 30, 2004, compared to a credit for loan losses of $2.4 million for the six months ended June 30, 2003.  The credit for loan losses is based on the volume of loan payoffs.  Capital Crossing Preferred has experienced a high rate of loan pay-offs and thus recorded a credit for loan losses to reduce allowance allocations related to the loans that have paid-off and loans which have performed above original expectations. The allowance for loan losses is based on the size of the portfolio and its historical performance. The determination of this allowance requires the use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety.  Should the loan portfolio continue to decline without utilization of the allowance for loan losses, future credits for loans losses may be necessary.

During the six months ended June 30, 2004 there was one loan sale to an unaffiliated third party resulting in a gain of $76,000.  There were no loan sales during the six months ended June 30, 2003.

Loan servicing and advisory services expenses for the six months ended June 30, 2004 decreased $123,000, or 38.0%, to $201,000 compared to $324,000 for the six months ended June 30, 2003. This decrease was primarily due to the decrease in the average balance of the loan portfolio.

There was no other real estate owned income during the six months ended June 30, 2004.  Other real estate owned income for the six months ended June 30, 2003 was comprised of a gain of $334,000 on the sale of one property to an unaffiliated third party and rental income of $8,000.

Other general and administrative expenses for the six months ended June 30, 2004 increased $8,000, or 6.4%, to $133,000 compared to $125,000 for the six months ended June 30, 2003.  This increase was due primarily to an increase in legal fees related to loan collection matters.

Preferred stock dividends increased as a result of the issuance of 1,500,000 shares of Series D preferred shares on May 11, 2004.  These shares have a liquidation value of $25 per share and a dividend rate of 8.5%.  Capital Crossing Preferred intends to pay dividends on its preferred stock and common stock in amounts necessary to continue to preserve its status as a REIT under the Internal Revenue Code.

Changes in Financial Condition

Interest-bearing Deposits with Capital Crossing Bank

Interest-bearing deposits with Capital Crossing Bank consists of money market accounts at June 30, 2004 and December 31, 2003.  The balance of interest-bearing deposits increased $72.1 million to $137.9 million at June 30, 2004 compared to $65.8 million at December 31, 2003. The change in the balance of interest-bearing deposits is the result of cash flows from loan repayments and proceeds from the Series D preferred stock offering, offset by periodic dividend payments and returns of capital.

Loan Portfolio

To date, all of Capital Crossing Preferred’s loans have been acquired from Capital Crossing.  The following table sets forth information regarding the composition of the loan portfolio at the dates indicated:

	June 30, 2004	December 31, 2003
	(in thousands)
Mortgage loans on real estate:
Commercial real estate	$96,226	$120,317
Multi-family residential	42,424	50,390
One-to-four family residential	1,324	1,714
Land	4,639	5,481
	144,613	177,902
Other	27	28
Total loans, gross	144,640	177,930

Less:
Non-amortizing discount	(1,167)	(1,524)
Amortizing discount	(14,863)	(17,962)
Net deferred loan fees	(72)	(92)
Allowance for loan losses	(2,468)	(3,281)

Loans, net	$126,070	$155,071

Capital Crossing Preferred acquires primarily performing commercial real estate and multifamily residential mortgage loans.  No loans were acquired in 2003 or in the first six months of 2004, as the existing portfolio was large enough to generate an adequate dividend coverage ratio.

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

There were no non-performing loans as of June 30, 2004.  Non-performing loans, net of discount, totaled $17,000 at December 31, 2003.

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

Non-Amortizing Discount. At the time of acquisition of purchased pools of loans, the excess of the contractual balances over the amount of reasonably estimable and probable discounted future cash collections for each loan is recorded as non-amortizing discount. Depending on the timing of an acquisition, a preliminary allocation may be utilized until a final allocation is established. Generally, the allocation will be finalized no later than ninety days from the date of purchase. The remaining discount, which represents the excess of the amount of reasonably estimable and probable discounted future cash collections over the acquisition amount is accreted into interest income using the interest method over the term of the loans and is not accreted on non-performing loans. There is judgment involved in estimating the amount of future cash flows. The amount and timing of actual cash flows could differ materially from management’s estimates, which could materially affect Capital Crossing Preferred’s financial condition and results of operations.

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

Included in net loans, at June 30, 2004 and December 31, 2003, are approximately $4.8 million and $6.7 million (of which none are non-performing), respectively, for which the net recorded investment represents the amortized cost of these loans, where at acquisition, the amounts of reasonably estimable and probable discounted future cash collections were less than the contractual balances owed. These loans were purchased at a price to yield a market rate of interest after considering the credit quality of the loans at acquisition and the aforementioned expected future cash collections. The excess of the contractual balances over the amount of reasonably estimable and probable discounted future cash collections represents the predominant portion of the $1.2 million and $1.5 million of non-amortizing discount at June 30, 2004 and December 31, 2003, respectively.

The following table sets forth certain information relating to the activity in the non-amortizing discount for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)

Balance at beginning of period	$1,192	$7,267	$1,524	$8,158
Accretion	—	(295)	(91)	(855)
Transfers to amortizing portion upon improvements in cash flows	(25)	(328)	(155)	(649)
Net reductions related to resolutions and restructures	—	(30)	—	(40)
Net reductions related to loans sold	—	—	(111)	—
Balance at end of period	$1,167	$6,614	$1,167	$6,614

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

Additional factors influencing the calculation of the allowance for loan losses are particular concentrations within the portfolio, including the geographic concentration of loans in California, which accounted for approximately 47.9% of the portfolio at June 30, 2004, and concentrations of loans to individual borrowers.

Capital Crossing Preferred’s allowance for loan losses at June 30, 2004 was $2.5 million. The determination of this allowance requires the use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. In addition, regulatory agencies periodically review the adequacy of the allowance for loan losses and may require Capital Crossing Preferred to make additions to its allowance for loan losses. While management believes its estimates and assumptions are reasonable, there can be no assurance that they will be proven to be correct in the future. The actual amount of future provisions that may be required cannot be determined, and such provisions may exceed the amounts of past provisions. Management believes that the allowance for loan losses is adequate to absorb the known and inherent risks in Capital Crossing Preferred’s loan portfolio at each date based on the facts known to management as of such dates. Management continues to monitor and modify the allowances for general and specific loan losses as economic conditions dictate.

Effective January 1, 2005, as a result of the required adoption of Statement of Position (‘‘SOP’’) No. 03-3, ‘‘Accounting for Certain Loans or Debt Securities Acquired in a Transfer,’’ Capital Crossing Preferred expects its allowance for loan loss methodology to change. SOP No. 03-3 prohibits ‘‘carrying over’’ or creation of valuation allowances in the initial accounting of all loans acquired in a transfer. The prohibition of the valuation allowance carry over applies to the purchase of an individual loan, a pool of loans, a group of loans and impaired loans acquired in a business combination. Valuation allowances should reflect only those losses incurred by the investor after acquisition.  Effective January 1, 2005 Capital Crossing Preferred will no longer be allowed to increase the allowance through allocations from purchase discount.  Additionally, general risk allocations will no longer be applied to purchased loans.  Only specific allocations based upon the results of measuring loans that become impaired subsequent to purchase under SFAS No. 114 will be considered in the calculation of the allowance for loan losses for purchased loans.  Consequently, it is anticipated that the allowance for loan losses will decline subsequent to the adoption of SOP No. 03-3 as credits for loan losses may continue to be recorded as loans pay-off and perform above expectations.  For more information related to SOP No. 03-3, see Note 1-Recent Accounting Pronouncements to the Financial Statements included in Capital Crossing Preferred’s Annual Report on Form 10-K.

The following table sets forth certain information relating to the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Balance at beginning of period	$2,821	$7,354	$3,281	$7,354
Credit for loan losses	(353)	(2,400)	(764)	(2,400)
Net reduction relating to loans sold	—	—	(49)	—
Balance at end of period	$2,468	$4,954	$2,468	$4,954

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

At June 30, 2004, 47.9% and 14.6% of Capital Crossing Preferred’s total loan portfolio consisted of loans in California and New England, respectively. At December 31, 2003, 44.5% and 14.5% of Capital Crossing Preferred’s total real estate loan portfolio consisted of loans located in California and New England, respectively. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political or business developments or natural hazards in California or New England that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages.

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

The acquisition of additional mortgage assets is intended to be funded primarily through repayment of principal balances of mortgage assets by individual borrowers. Capital Crossing Preferred does not have and does not anticipate having any material capital expenditures. To the extent that the Board of Directors determines that additional funding is required, Capital Crossing Preferred may raise such funds through additional equity offerings, debt financing or retention of cash flow (after consideration of provisions of the Internal Revenue Code requiring the distribution by a REIT of at least 90% of its REIT taxable income and taking into account taxes that would be imposed on undistributed income), or a combination of these methods. Except for its obligation to guarantee certain borrowings of Capital Crossing, Capital Crossing Preferred does not currently intend to incur any indebtedness. The organizational documents of Capital Crossing Preferred limit the amount of indebtedness which it is permitted to incur without the approval of the Series A, Series C and Series D preferred stockholders to no more than 100% of the total stockholders’ equity of Capital Crossing Preferred. Any such debt may include intercompany advances made by Capital Crossing to Capital Crossing Preferred.

Capital Crossing Preferred may also issue additional series of preferred stock. However, Capital Crossing Preferred may not issue additional shares of preferred stock ranking senior to the Series A, Series C or Series D preferred shares without the consent of holders of at least two-thirds of the Series A, Series C and Series D preferred shares outstanding at that time. Although Capital Crossing Preferred’s charter does not prohibit or otherwise restrict Capital Crossing or its affiliates from holding and voting shares of Series A, Series C or Series D preferred stock, to Capital Crossing Preferred’s knowledge the amount of shares of Series A, Series C and Series D preferred shares held by Capital Crossing or its affiliates is insignificant (less than 1%). Additional shares of preferred stock ranking on a parity with the Series A, Series C and Series D preferred shares may not be issued without the approval of a majority of Capital Crossing Preferred’s independent directors.

RISK FACTORS AND FACTORS AFFECTING FUTURE OPERATING RESULTS

Set forth below are a number of risk factors that may cause Capital Crossing Preferred’s actual results to differ materially from anticipated future results, performance or achievements expressed or implied by the forward-looking statement. All of these factors should be carefully reviewed, and the reader of this Form 10-Q should be aware that there may be other factors that could cause these differences.

A decline in Capital Crossing’s capital levels may result in the Series A, Series C and Series D preferred shares being subject to automatic exchange into preferred shares of Capital Crossing

The returns from an investment in the Series A, Series C or Series D preferred shares will depend to a significant extent on the performance and capital of Capital Crossing. A significant decline in the performance and capital levels of Capital Crossing or the placement of Capital Crossing into bankruptcy, reorganization, conservatorship or receivership could result in the automatic exchange of the Series A, Series C and Series D preferred shares for preferred shares of Capital Crossing, which would represent an investment in Capital Crossing and not in Capital Crossing Preferred. Under these circumstances:

• a holder of Series A, Series C or Series D preferred shares would be a preferred stockholder of Capital Crossing at a time when Capital Crossing’s financial condition was deteriorating or when Capital Crossing had been placed into bankruptcy, reorganization, conservatorship or receivership and, accordingly, it is unlikely that Capital Crossing would be in a financial position to pay any dividends on the preferred shares of Capital Crossing. An investment in Capital Crossing is also subject to risks that are distinct from the risks associated with an investment in Capital Crossing Preferred. For example, an investment in Capital Crossing would involve risks relating to the capital levels of, and other federal and state regulatory requirements applicable to, Capital Crossing, and the performance of Capital Crossing’s overall loan portfolio and other business lines. Capital Crossing also has significantly greater liabilities and significantly less stockholders’ equity than does Capital Crossing Preferred;

• if a liquidation of Capital Crossing occurs, the claims of depositors and creditors of Capital Crossing and of the FDIC would have priority over the claims of holders of the preferred shares of Capital Crossing, and therefore, a holder of Series A, Series C and Series D preferred shares likely would receive substantially less than such holder would receive had the Series A, Series C and Series D preferred shares not been exchanged for preferred shares of Capital Crossing; and

• the exchange of the Series A, Series C or Series D preferred shares for preferred shares of Capital Crossing would be a taxable event to a holder of Series A, Series C or Series D preferred shares under the Internal Revenue Code, and such holder would incur a gain or a loss, as the case may be, measured by the difference between such holder’s basis in the Series A, Series C or Series D preferred shares and the fair market value of Capital Crossing preferred shares received in the exchange.

Because of Capital Crossing Preferred’s obligations to creditors, it may not be able to make dividend or liquidation payments to holders of the Series A, Series C and Series D preferred shares

The Series A, Series C and Series D preferred shares rank:

• junior to borrowings of Capital Crossing Preferred, including claims of the FHLBB for amounts due or which may become due under Capital Crossing Preferred’s guarantee of Capital Crossing’s obligations to the FHLBB, and any other obligations to Capital Crossing Preferred’s creditors upon its liquidation.  As of June 30, 2004, Capital Crossing had $129.0 million in outstanding FHLBB borrowings;

• senior to Capital Crossing Preferred’s common stock and its Series B preferred stock with regard to payment of dividends and amounts upon liquidation.

If Capital Crossing Preferred incurs significant indebtedness, it may not have sufficient funds to make dividend or liquidation payments on the Series A, Series C or Series D preferred shares. Upon Capital Crossing Preferred’s liquidation, its obligations to its creditors would rank senior to the Series A, Series C and Series D preferred shares. At June 30, 2004, Capital Crossing Preferred had approximately $193,000 in accounts payable and other liabilities which, upon its liquidation, would be required to be paid before any payments could be made to holders of the Series A, Series C or Series D preferred shares. In addition, upon Capital Crossing Preferred’s liquidation, dissolution or winding up, if it does not have sufficient funds to pay the full liquidation amount to the holders of the Series A, Series C and Series D preferred shares, such holders may receive less than the per share liquidation amount.

The terms of the Series A, Series C and Series D preferred shares limit Capital Crossing Preferred’s ability to incur debt in excess of 100% of its stockholders’ equity without the approval of the holders of all of the outstanding Series A, Series C and Series D preferred shares but do not require that Capital Crossing Preferred obtain the approval of the holders of the Series A, Series C and Series D preferred shares to issue additional series of preferred shares which rank equal to the Series A, Series C and Series D preferred shares as to payment of dividends or amount upon liquidation. As a result, subject to these limitations, Capital Crossing Preferred may incur obligations which may further limit its ability to make dividend or liquidation payments in the future.

Bank regulators may limit the ability of Capital Crossing Preferred to implement its business plan and may restrict its ability to pay dividends

Because Capital Crossing Preferred is a subsidiary of Capital Crossing, federal and state regulatory authorities will have the right to examine it and its activities and under certain circumstances, to impose restrictions on Capital Crossing or Capital Crossing Preferred which could impact Capital Crossing Preferred’s ability to conduct its business according to its business plan, which could materially adversely affect the financial condition and results of operations of Capital Crossing Preferred:

• if Capital Crossing’s regulators determine that Capital Crossing’s relationship to Capital Crossing Preferred results in an unsafe and unsound banking practice, the regulators could restrict Capital Crossing Preferred’s ability to transfer assets, to make distributions to its stockholders, including dividends on its Series A, Series C and Series D preferred shares, or to redeem shares of Series A, Series C and Series D preferred stock or even require Capital Crossing to sever its relationship with or divest its ownership interest in Capital Crossing Preferred. Such actions could potentially result in Capital Crossing Preferred’s failure to qualify as a REIT.

• payment of dividends on the Series A, Series C and Series D preferred shares could also be subject to regulatory limitations if Capital Crossing becomes undercapitalized. Capital Crossing will be deemed undercapitalized if its total risk-based capital ratio is less than 8.0%, its Tier 1 risk-based capital ratio is less than 4.0% or its Tier 1 leverage ratio is less than 4.0%. At June 30, 2004, Capital Crossing had a total risk-based capital ratio of 18.00%, a Tier 1 risk-based capital ratio of 13.19% and a Tier 1 leverage ratio of 12.79%, which is sufficient for Capital Crossing to be considered well-capitalized. As part of its common stock repurchase program, Capital Crossing has also agreed with the FDIC to maintain, for so long as the repurchase program continues, its Tier 1 leverage ratio at least 7.00%, as well as remaining well capitalized. Capital Crossing Preferred makes no assurance that Capital Crossing will be well-capitalized under applicable regulations as of any future date, which is required in order to continue to repurchase common stock, but which is not a condition to the payment of dividends on the preferred shares. For purposes of calculating these capital ratios as a percentage of Capital Crossing’s risk-weighted assets, as opposed to its total assets, Capital Crossing’s assets are assigned to risk categories based on the relative credit risk of the asset in question. These risk weights consist of 0% for assets deemed least risky such as cash, claims backed by the full faith and credit of the U.S. government, and balances due from Federal Reserve banks; 20% for assets deemed slightly more risky such as portions of obligations conditionally guaranteed by the U.S. government or federal funds sold; 50% for assets deemed still more risky such as government issued-revenue bonds, one-to-four family residential first mortgage loans and well-collateralized multi-family residential first mortgage loans; and 100% for all other assets, including private sector loans such as commercial mortgage loans as well as bank-owned real estate.

• while Capital Crossing Preferred believes that dividends on the Series A, Series C and Series D preferred shares should not be considered distributions by Capital Crossing, the FDIC may not agree with this position. Under FDIC regulations on capital distributions, the ability of Capital Crossing to make a capital distribution varies depending primarily on Capital Crossing’s earnings and regulatory capital levels. Capital distributions are defined to include payment of dividends, stock repurchases, cash-out mergers and other distributions charged against the capital accounts of an institution. The FDIC could limit or prohibit the payment of dividends on the Series A, Series C and Series D preferred shares if it determines that the payment of those dividends is a capital distribution by Capital Crossing and that Capital Crossing’s earnings and regulatory capital levels are below specified levels.

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

Capital Crossing Preferred’s loans are concentrated in California and New England and adverse conditions in those markets could adversely affect its operations

Properties underlying Capital Crossing Preferred’s current mortgage assets are concentrated primarily in California, particularly Southern California, and New England. As of June 30, 2004, approximately 47.9% of the balances of its mortgage loans were secured by properties located in California and 14.6% in New England. Adverse economic, political or business developments or natural hazards may affect these areas and the ability of property owners in these areas to make payments of principal and interest on the underlying mortgages. If either region experienced adverse economic, political or business conditions or natural hazards, Capital Crossing Preferred would likely experience higher rates of loss and delinquency on its mortgage loans than if its loans were more geographically diverse.

A substantial majority of Capital Crossing Preferred’s loans were originated by other parties whose level of due diligence may be different than Capital Crossing’s level of due diligence

At June 30, 2004, substantially all of Capital Crossing Preferred’s loans consisted of loans originated by third parties that were purchased by Capital Crossing and subsequently acquired by Capital Crossing Preferred from Capital Crossing. Because these loans were originated by third parties, Capital Crossing generally is not able to conduct the same level of due diligence on these loans that it would have conducted had it originated them. Generally, while Capital Crossing conducts an acquisition review, it relies on the underwriting standards of the parties originating the loans it acquires. The standards of these loan originators may be substantially different than those of Capital Crossing. These differences may include less rigorous appraisal requirements and debt service coverage ratios, and less rigorous analysis of property location and environmental factors, building condition and age, tenant quality, compliance with zoning regulations, any use restrictions, easements or right of ways that may impact the value and the borrower’s ability to manage the property. Other disadvantages of purchased loans versus originated loans may include the lack of current financial information, incomplete legal documentation and outdated appraisals.

More than half of Capital Crossing Preferred’s loan portfolio is made up of commercial mortgage loans which are generally riskier than other types of loans

Commercial mortgage loans constituted approximately 66.5% of the total gross loans in Capital Crossing Preferred’s loan portfolio at June 30, 2004 and commercial mortgage loans are generally subject to greater risks than other types of loans. Capital Crossing Preferred’s commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, tend to have shorter maturities than residential mortgage loans and may not be fully amortizing, meaning that they have a principal balance or ‘‘balloon’’ payment due on maturity. The commercial real estate properties underlying Capital Crossing Preferred’s commercial mortgage loans also tend to be unique and are more difficult to value than residential real estate properties. They are also subject to relatively greater environmental risks than other types of loans and to the corresponding burdens and costs of compliance with environmental laws and regulations. Because of these risks related to commercial mortgage loans, Capital Crossing Preferred may experience higher rates of default on its mortgage loans than it would if its loan portfolio was more diversified and included a greater number of owner-occupied residential or other mortgage loans. Higher rates of default would cause Capital Crossing Preferred to increase its provision for loan losses, which may have a material adverse affect on its business, financial condition and results of operation.

Capital Crossing Preferred may not be able to purchase loans at the same volumes or with the same yields as it has historically purchased

To date Capital Crossing Preferred has purchased all of the loans in its portfolio from Capital Crossing. Historically, Capital Crossing has acquired such loans (1) from institutions which sought to eliminate certain loans or categories of loans from their portfolios, (2) from institutions participating in securitization programs, (3) from failed or consolidating financial institutions and (4) from government agencies, specifically the Small Business Administration. Future loan purchases will depend on the availability of pools of loans offered for sale and Capital Crossing’s ability to submit successful bids or negotiate satisfactory purchase prices. The acquisition of loans is highly competitive. In fact, the Small Business Administration has recently announced that all future assets sales are on hold, pending the outcome of an internal review of its loan sale program. Consequently, Capital Crossing Preferred cannot provide assurance that Capital Crossing will be able to purchase loans at the same volumes or with the same yields as it has historically purchased. This may interfere with Capital Crossing Preferred’s ability to maintain the requisite level of mortgage assets to maintain its qualification as a REIT. If volumes of loans purchased or the yields on these loans decline, Capital Crossing Preferred would experience a material adverse effect on its business, financial condition and results of operations.

Capital Crossing Preferred could be held responsible for environmental liabilities of properties it acquires through foreclosure

If Capital Crossing Preferred chooses to foreclose on a defaulted mortgage loan to recover its investment it may be subject to environmental liabilities related to the underlying real property. Approximately 66.5% of the loans in Capital Crossing Preferred’s portfolio at June 30, 2004 were commercial mortgage loans, which generally are subject to relatively greater environmental risks than other types of loans. Hazardous substances or wastes, contaminants, pollutants or sources thereof may be discovered on properties during Capital Crossing Preferred’s ownership or after a sale to a third party. The amount of environmental liability could exceed the value of the real property. There can be no assurance that Capital Crossing Preferred would not be fully liable for the entire cost of any removal and clean-up on an acquired property, that the cost of removal and clean-up would not exceed the value of the property or that Capital Crossing Preferred could recoup any of the costs from any third party. In addition, Capital Crossing Preferred may find it difficult or impossible to sell the property prior to or following any such remediation.  The incurrence of any significant environmental liabilities with respect to a property securing a mortgage loan could have a material adverse effect on Capital Crossing Preferred’s business, financial condition and results of operations.

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

Servicing of Capital Crossing Preferred mortgage assets by Capital Crossing. Capital Crossing Preferred’s loans are serviced by Capital Crossing pursuant to the terms of the master service agreement. Capital Crossing in its role as servicer under the terms of the master service agreement receives a fee equal to 0.20% per annum, payable monthly, on the average gross outstanding principal balances of loans serviced. The master service agreement requires Capital Crossing to service the loan portfolio in a manner substantially the same as for similar work performed by Capital Crossing for transactions on its own behalf. This will become especially important as Capital Crossing services any loans which become classified or are placed on non-performing status, or are renegotiated due to the financial deterioration of the borrower. While Capital Crossing Preferred believes that Capital Crossing will diligently pursue collection of any non-performing loans, Capital Crossing Preferred cannot provide assurance that this will be the case. Capital Crossing Preferred’s ability to make timely payments of dividends will depend in part upon Capital Crossing’s prompt collection efforts on behalf of Capital Crossing Preferred.

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

Future modifications of the advisory agreement or master service agreement. Should Capital Crossing Preferred seek to modify either the advisory agreement or the master service agreement, it would rely upon its officers who are also officers and directors of Capital Crossing.  Specifically, (i) all of Capital Crossing Preferred’s officers are also officers of Capital Crossing, (ii) two of Capital Crossing Preferred’s executive, or “inside”, directors are also directors of Capital Crossing and (iii) one of Capital Crossing Preferred’s non-executive, or “outside”, directors is also a director of Capital Crossing.  Thus, Capital Crossing Preferred’s officers and/or directors would be responsible for taking positions with respect to such agreements that, while in Capital Crossing Preferred’s best interests, would not be in the best interests of Capital Crossing. Although the termination, modification or decision not to renew the advisory agreement and/or the master service agreement requires the approval of a majority of Capital Crossing Preferred’s independent directors, Capital Crossing, as holder of all of Capital Crossing Preferred’s outstanding common stock, controls the election of all Capital Crossing Preferred directors, including the independent directors. Capital Crossing Preferred cannot provide assurance that such modifications will be on terms as favorable to it as those that could have been obtained from unaffiliated third parties.

The terms of Capital Crossing Preferred’s guarantee of obligations of Capital Crossing. Capital Crossing Preferred has guaranteed all of the obligations of Capital Crossing under advances Capital Crossing may receive from time to time from the FHLBB, and has agreed to pledge a significant amount of its assets in connection with those advances. The assets Capital Crossing Preferred pledges to the FHLBB will vary from time to time; however, the potential exists for Capital Crossing Preferred to pledge all of its assets to the FHLBB to secure advances to Capital Crossing. In addition, Capital Crossing has pledged to the FHLBB all of the shares of Capital Crossing Preferred’s capital stock it owns as collateral for its FHLBB borrowings. Under the terms of the pledge, if Capital Crossing becomes undercapitalized the FHLBB may require Capital Crossing to dissolve Capital Crossing Preferred such that the assets of Capital Crossing Preferred are distributed to Capital Crossing. In this circumstance the holders of Series A, Series C and Series D preferred shares would receive their liquidation preference only to the extent there are available proceeds from the liquidation of the assets of Capital Crossing Preferred following satisfaction of its outstanding obligations, including its guarantee of Capital Crossing’s FHLBB borrowings. At June 30, 2004, approximately $27.5 million, or 10.4%, of Capital Crossing Preferred assets have been pledged to and accepted by the FHLBB to secure advances to Capital Crossing.  Capital Crossing has also agreed with the FHLBB that it will not request or accept advances from the FHLBB in excess of Capital Crossing Preferred’s total stockholder’s equity, less the stockholder’s equity attributable to the Series A, Series C and Series D preferred shares.  As of June 30, 2004, this restriction would limit Capital Crossing’s ability to receive advances in excess of approximately $193.6 million.  As of June 30, 2004, Capital Crossing had $129.0 million in outstanding FHLBB borrowings.  The guarantee and pledge were approved by Capital Crossing Preferred’s independent directors, subject to certain requirements and limitations, including the requirement that Capital Crossing pay Capital Crossing Preferred a guarantee fee. Any default by Capital Crossing on its obligations which would require Capital Crossing Preferred to satisfy its guarantee could adversely affect its business and its ability to make timely payments of dividends.

The master loan purchase agreement was not the result of arm’s-length negotiations. Capital Crossing Preferred acquires loans pursuant to the master mortgage loan purchase agreement between Capital Crossing Preferred and Capital Crossing, at an amount equal to Capital Crossing’s net carrying value for those mortgage assets. While Capital Crossing Preferred believes that the master mortgage loan purchase agreement, when entered into, was fair to all parties and consistent with market terms, its officers who are also officers and directors of Capital Crossing.  Specifically, (i) all of Capital Crossing Preferred’s officers are also officers of Capital Crossing, (ii) two of Capital Crossing Preferred’s executive, or “inside”, directors are also directors of Capital Crossing and (iii) one of Capital Crossing Preferred’s non-executive, or “outside”, directors is also a director of Capital Crossing.  Capital Crossing, as holder of all of Capital Crossing Preferred’s outstanding common stock, controls the election of all Capital Crossing Preferred directors, including the independent directors. Capital Crossing Preferred cannot provide assurance that the master mortgage loan purchase agreement was entered into on terms as favorable to Capital Crossing Preferred as those that could have been obtained from unaffiliated third parties.

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

Capital Crossing Preferred may pay more than fair market value for mortgages it purchases from Capital Crossing because it does not engage in arm’s-length negotiations with Capital Crossing

Capital Crossing Preferred acquires mortgage assets from Capital Crossing under a master mortgage loan purchase agreement between it and Capital Crossing, at an amount equal to Capital Crossing’s net carrying value for those mortgage assets. Because Capital Crossing is an affiliate of Capital Crossing Preferred, Capital Crossing Preferred does not engage in any arm’s-length negotiations regarding the consideration to be paid. Accordingly, if Capital Crossing’s net carrying value exceeds the fair market value of the mortgage assets, Capital Crossing Preferred would pay Capital Crossing more than the fair market value for those mortgaged assets.

Fluctuations in interest rates could reduce Capital Crossing Preferred earnings and affect its ability to pay dividends

Capital Crossing Preferred’s income consists primarily of interest earned on mortgage assets and short-term investments.  A significant portion of Capital Crossing Preferred’s mortgage assets bear interest at adjustable rates. Interest rates are currently in a period of historically low levels. If there is a further decline in interest rates, then Capital Crossing Preferred will experience a decrease in income available to be distributed to our stockholders. If interest rates decline, Capital Crossing Preferred may also experience an increase in prepayments on its mortgage assets and may find it difficult to purchase additional mortgage assets bearing rates sufficient to support payment of dividends on the Series A preferred shares, the Series C preferred shares, and the Series D preferred shares. Conversely, an increase in mortgage rates could result in increased borrower defaults, which in turn could result in decreased interest income and increased non-interest expense related to workouts and other collection efforts. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on Capital Crossing Preferred’s loans may lead to an increase in non-performing assets and a reduction of discount accreted into income, which could have a material adverse effect on

Capital Crossing Preferred’s results of operations. Because the dividend rates on the Series A preferred shares, the Series C preferred shares, and the Series D preferred shares are fixed, a significant decline or increase in interest rates, either of which results in lower net income, could materially adversely affect Capital Crossing Preferred’s ability to pay dividends on the Series A preferred shares, the Series C preferred shares, and the Series D preferred shares.

Tax Risks Related to REITs

If Capital Crossing Preferred fails to qualify as a REIT, it will be subject to federal income tax at regular corporate rates. If Capital Crossing Preferred fails to qualify as a REIT for any taxable year, it would be subject to federal income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates. As a result, the amount available for distribution to Capital Crossing Preferred’s stockholders would be reduced for the year or years involved. In addition, unless entitled to relief under statutory provisions, Capital Crossing Preferred would be disqualified from treatment as a REIT for the four taxable years following the year which qualification was lost. The failure to qualify as a REIT would reduce Capital Crossing Preferred’s net earnings available for distribution to its stockholders because of the additional tax liability for the year or years involved. Capital Crossing Preferred’s failure to qualify as a REIT would not by itself give it the right to redeem the Series A, Series C or Series D preferred shares, nor would it give the holders of the Series A, Series C or Series D preferred shares the right to have their shares redeemed.

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

Capital Crossing Preferred may redeem the Series A, Series C and Series D preferred shares at any time upon the occurrence of a tax event. At any time following the occurrence of certain changes in the tax laws or regulations concerning REITs, Capital Crossing Preferred will have the right to redeem the Series A, Series C and Series D preferred shares in whole, subject to the prior written approval of the FDIC. Capital Crossing Preferred would have the right to redeem the Series A, Series C and Series D preferred shares if it received an opinion of counsel to the effect that, as a result of changes to the tax laws or regulations:

(1) dividends paid by Capital Crossing Preferred with respect to its capital stock are not fully deductible by it for income tax purposes; or

(2) Capital Crossing Preferred are otherwise unable to qualify as a REIT.

The occurrence of such changes in the tax laws or regulations will not, however, give the holders of the Series A, Series C or Series D preferred shares any right to have their shares redeemed.

Capital Crossing Preferred has imposed ownership limitations to protect its ability to qualify as a REIT, however, if ownership of the common stock of Capital Crossing becomes concentrated in a small number of individuals Capital Crossing Preferred may fail to qualify as a REIT. To maintain Capital Crossing Preferred’s status as a REIT, not more than 50% in value of Capital Crossing Preferred’s outstanding shares may be owned, directly or indirectly, by five or fewer individuals, as defined in the Internal Revenue Code, or the Code, to include certain entities, during the last half of each taxable year. Capital Crossing Preferred currently satisfies this requirement because for this purpose Capital Crossing Preferred’s common stock held by Capital Crossing is treated as held by Capital Crossing’s stockholders. However, it is possible that the ownership of Capital Crossing might become sufficiently concentrated in the future such that five or fewer individuals would be treated as having constructive ownership of more than 50% of the value of Capital Crossing Preferred’s stock. Capital Crossing Preferred may have difficulty monitoring the daily ownership and constructive ownership of its outstanding shares and, therefore, Capital Crossing Preferred cannot provide assurance that it will continue to meet the share ownership requirement. This risk may be increased in the future as Capital Crossing continues its common stock repurchase programs because repurchases may cause ownership in Capital Crossing to become more concentrated. In addition, while the fact that the Series A, Series C and the Series D preferred shares may be redeemed or exchanged will not affect Capital Crossing Preferred’s REIT status prior to any such redemption or exchange, the redemption or exchange of all or a part of the Series A, Series C and Series D preferred shares could adversely affect Capital Crossing Preferred’s ability to satisfy the share ownership requirements in the future.

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

The following table sets forth Capital Crossing Preferred’s interest-rate-sensitive assets categorized by repricing dates and weighted average yields at June 30, 2004. For fixed rate instruments, the repricing date is the maturity date. For adjustable-rate instruments, the repricing date is deemed to be the earliest possible interest rate adjustment date. Assets that are subject to immediate repricing are placed in the overnight column.

	Overnight	Within One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	Over Five Years	Total
	(dollars in thousands)

Interest-bearing deposits	$137,898	$—	$—	$—	$—	$—	$—	$137,898
Average interest rate	1.10%
Certificate of deposit	—	200	—	—	—	—	—	200
Average interest rate		1.32%
Fixed-rate loans (1)	—	29,014	19,114	12,256	8,748	5,299	8,153	82,584
Average interest rate		8.35%	8.33%	8.06%	7.99%	7.47%	7.10%
Adjustable-rate loans(1)	15,405	27,261	1,867	738	508	175	—	45,954
Average interest rate	8.22%	6.68%	7.43%	6.19%	5.92%	5.57%

Total rate-sensitive assets	$153,303	$56,475	$20,981	$12,994	$9,256	$5,474	$8,153	$266,636

(1)                                  Loans are presented at net amounts before deducting the allowance for loan losses and exclude non-performing loans.

Based on Capital Crossing Preferred’s experience, management applies the assumption that, on average, approximately 22% of the outstanding fixed and adjustable rate loans will prepay annually.

At June 30, 2004, the fair value of net loans was $131.1 million as compared to the net carrying value of net loans of $126.1 million. The fair value of interest-bearing deposits in banks approximates carrying value.

Item 4.  Controls and Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2004, Capital Crossing Preferred carried out an evaluation under the supervision and with the participation of its management, including its Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Capital Crossing Preferred’s disclosure controls and procedures. In designing and evaluating Capital Crossing Preferred’s disclosure controls and procedures, Capital Crossing Preferred and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that they believe Capital Crossing Preferred’s disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by Capital Crossing Preferred in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the rules regarding disclosure controls and procedures, we intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)                                 Changes in Internal Controls.

None.

PART II

Item 4.  Submission of Matters to a Vote of Security Holders

Capital Crossing executed a Written Consent of the Sole Common Stockholder as of June 30, 2004, which was in lieu of the annual meeting of stockholders of Capital Crossing Preferred, for the purpose of setting the number of directors and electing directors to serve until the next annual meeting of stockholders.  Capital Crossing is the sole stockholder of Capital Crossing Preferred’s Common Stock.  Capital Crossing voted all of its shares in favor of setting the number of directors at six and electing the following directors:  Nicholas W. Lazares, Richard Wayne, Edward F. Mehm, Jeffrey P. Ross, Douglas Shaw and John Lapidus.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

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

CAPITAL CROSSING PREFERRED CORPORATION

Date: August 13, 2004	By:	/s/ Richard Wayne
Richard Wayne
President (Principal Executive Officer)

Date: August 13, 2004	By:	/s/ Edward F. Mehm
Edward F. Mehm
Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Rule 13a-14(a) Certification signed by Richard Wayne, President (Principal Executive Officer).

31.2	Rule 13a-14(a) Certification signed by Edward F. Mehm, Treasurer (Principal Financial Officer).

32	Rule 13a-14(b) Certification signed by Richard Wayne, President (Principal Executive Officer), and Edward F. Mehm, Treasurer (Principal Financial Officer).