Form 10-Q
period 2004-09-30
CAPITAL CROSSING PREFERRED CORP
filed 2004-11-15
CIK 1072806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Indicate the number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of November 15, 2004: 100.

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

Item 4. Controls and Procedures

PART II – Other Information

Item 6. Exhibits

Signatures

Exhibit Index

PART I

Item 1. Financial Statements

Capital Crossing Preferred Corporation

Balance Sheets

(unaudited)

	September 30, 2004	December 31, 2003
	(in thousands, except share data)
ASSETS

Cash account with Capital Crossing Bank	$91	$90
Interest bearing deposits with Capital Crossing Bank	143,889	65,755
Total cash and cash equivalents	143,980	65,845

Certificate of deposit	200	200

Loans	139,900	177,930
Less discount and net deferred loan income	(15,612)	(19,578)
Less allowance for loan losses	(2,367)	(3,281)
Loans, net	121,921	155,071
Accrued interest receivable	525	737
Other assets	5	—

	$266,631	$221,853

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses and other liabilities	$1,533	$423
Total liabilities	1,533	423
Commitments and contingencies
Stockholders’ equity:
Preferred stock, Series A, 9.75% non-cumulative, exchangeable; $.01 par value; $10 liquidation value per share; 1,449,000 shares authorized, 1,416,130 shares issued and outstanding	14	14
Preferred stock, Series B, 8% cumulative, non-convertible; $.01 par value; $1,000 liquidation value per share plus accrued dividends; 1,000 shares authorized, 941 and 940 shares issued and outstanding, respectively	—	—
Preferred stock, Series C, 10.25% non-cumulative, exchangeable; $.01 par value; $10 liquidation value per share; 1,840,000 shares authorized, issued and outstanding	18	18
Preferred stock, Series D, 8.50% non-cumulative, exchangeable; $.01 par value; $25 liquidation value per share; 1,500,000 shares authorized, issued and outstanding at September 30, 2004	15	—
Common stock, $.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	246,483	211,240
Retained earnings	18,568	10,158
Total stockholders’ equity	265,098	221,430

	$266,631	$221,853

See accompanying notes to unaudited interim financial statements.

Capital Crossing Preferred Corporation

Statements of Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)

Interest income:
Interest and fees on loans	$2,685	$4,544	$10,724	$15,950
Interest on interest-bearing deposits	391	103	909	1,165
Total interest income	3,076	4,647	11,633	17,115

Credit for loan losses	101	1,000	865	3,400
Total interest income, after credit for loan losses	3,177	5,647	12,498	20,515

Other income:
Gain on distribution of loans to common stockholder	—	3,008	—	3,008
Gain on sale of loans	—	—	76	—
Guarantee fee income	20	20	60	60
Total other income	20	3,028	136	3,068

Operating expenses:
Loan servicing and advisory services	89	133	290	457
Other real estate owned income	—	(19)	—	(361)
Other general and administrative	46	126	179	251
Total operating expenses	135	240	469	347

Net income	3,062	8,435	12,165	23,236

Preferred stock dividends	1,633	835	3,755	2,506
Net income available to common stockholder	$1,429	$7,600	$8,410	$20,730

See accompanying notes to unaudited interim financial statements.

Capital Crossing Preferred Corporation

Statements of Changes in Stockholders' Equity

(unaudited)

	Nine Months Ended September 30, 2004
	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(dollars in thousands)

Balance at December 31, 2003	1,416,130	$14	941	$—	1,840,000	$18	—	$—	100	$—	$211,240	$10,158	$221,430
Net income	—	—	—	—	—	—	—	—	—	—	—	12,165	12,165
Net proceeds from issuance of preferred stock, Series D	—	—	—	—	—	—	1,500,000	15	—	—	35,244	—	35,259
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	—	—	(1,036)	(1,036)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	—	—	(56)	(56)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	—	—	(1,415)	(1,415)
Dividends on preferred stock, Series D	—	—	—	—	—	—	—	—	—	—	—	(1,248)	(1,248)
Repurchase of preferred stock, Series B	—	—	(1)	—	—	—	—	—	—	—	(1)	—	(1)
Balance at September 30, 2004	1,416,130	$14	940	$—	1,840,000	$18	1,500,000	$15	100	$—	$246,483	$18,568	$265,098

	Nine Months Ended September 30, 2003
	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D				Additional		Total
									Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
	(dollars in thousands)

Balance at December 31, 2002	1,416,130	$14	941	$—	1,840,000	$18	—	$—	100	$—	$329,475	$2,052	$331,559
Net income	—	—	—	—	—	—	—	—	—	—	—	23,236	23,236
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	—	—	(1,035)	(1,035)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	—	—	(56)	(56)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	—	—	(1,415)	(1,415)
Return of capital to common stockholder	—	—	—	—	—	—	—	—	—	—	(118,235)	—	(118,235)
Common stock dividend	—	—	—	—	—	—	—	—	—	—	—	(16,132)	(16,132)
Balance at September 30, 2003	1,416,130	$14	941	$—	1,840,000	$18	—	$—	100	$—	$211,240	$6,650	$217,922

See accompanying notes to the unaudited interim financial statements.

Capital Crossing Preferred Corporation

Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2004	2003
	(in thousands)
Cash flows provided by operating activities:
Net income	$12,165	$23,236
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of other real estate owned	—	(334)
Gain on distribution of loans to common stockholder	—	(3,008)
Credit for loan losses	(865)	(3,400)
Gain on sale of loans	(76)	—
Other, net	1,317	457

Net cash provided by operating activities	12,541	16,951

Cash flows provided by investing activities:
Loan repayments	33,596	64,522
Proceeds from sales of other real estate owned	—	1,585
Proceeds from loan sales	495	—

Net cash provided by investing activities	34,091	66,107

Cash flows provided by (used in) financing activities:
Issuance of preferred stock, series D	35,259	—
Return of capital to common stockholder	—	(109,906)
Repurchase of preferred stock, Series B	(1)	—
Payment of preferred stock dividend	(3,755)	(2,506)
Payment of common stock dividends	—	(15,094)

Net cash provided by (used in) financing activities	31,503	(127,506)

Net change in cash and cash equivalents	78,135	(44,448)
Cash and cash equivalents at beginning of period	65,845	92,710

Cash and cash equivalents at end of period	$143,980	$48,262

Supplemental information:
Return of capital to common stockholders in the form of mortgage loans	$—	$8,329
Dividend to common stockholder in the form of mortgage loans	—	1,038
Transfers from loans to other real estate	—	1,251

See accompanying notes to unaudited interim financial statements.

Capital Crossing Preferred Corporation
Notes to Unaudited Financial Statements
Three and Nine Month Periods Ended September 30, 2004 and 2003

Note 1.   Basis of Presentation

Capital Crossing Preferred Corporation (‘‘Capital Crossing Preferred’’) is a Massachusetts corporation organized on March 20, 1998, to acquire and hold real estate assets. Capital Crossing Bank (‘‘Capital Crossing’’), a federally insured Massachusetts trust company, owns all of Capital Crossing Preferred’s common stock (as defined below). Capital Crossing is in compliance with its regulatory capital requirements at September 30, 2004.

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

The financial information as of September 30, 2004 and the results of operations for the three and nine months ended September 30, 2004 and 2003, changes in stockholders’ equity and cash flows for the nine months ended September 30, 2004 and 2003 are unaudited; however, in the opinion of management, the financial information reflects all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America.  Interim results are not necessarily indicative of results to be expected for the entire year.  These interim statements are intended to be read in conjunction with the financial statements presented in Capital Crossing Preferred’s Annual Report on Form 10-K as of and for the year ended December 31, 2003.

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

Recent Accounting Pronouncements

Effective January 1, 2005, and as a result of the required adoption of Statement of Position (‘‘SOP’’) No. 03-3, ‘‘Accounting for Certain Loans or Debt Securities Acquired in a Transfer,’’ Capital Crossing Preferred’s allowance for loan loss methodology will change. SOP No. 03-3 prohibits ‘‘carrying over’’ or creation of valuation allowances in the initial accounting of all loans acquired in a transfer. The prohibition of the valuation allowance carry over applies to the purchase of an individual loan, a pool of loans, a group of loans and impaired loans acquired in a business combination. Valuation allowances should reflect only those losses incurred by the investor after acquisition.  Effective January 1, 2005, Capital Crossing Preferred will no longer be allowed to increase the allowance through allocations from purchase discount.  Additionally, general risk allocations will no longer be applied to purchased loans.  Only specific allocations based upon the results of measuring loans that become impaired subsequent to purchase under SFAS No. 114 will be considered in the calculation of the allowance for loan losses for purchased loans.  Consequently, it is anticipated that the allowance for loan losses will decline subsequent to the adoption of SOP No. 03-3 as credits for loan losses may continue to be recorded if loans pay-off and perform above expectations.

Note 2.  Commitments and Contingencies

Guarantees

Capital Crossing Preferred has guaranteed all of the obligations of Capital Crossing under advances Capital Crossing may receive from time to time from the Federal Home Loan Bank of Boston (“FHLBB”), and Capital Crossing Preferred has agreed to pledge a significant amount of its assets in connection with those advances. This guarantee would rank senior to the preferred shares upon liquidation. Capital Crossing Preferred’s obligations under this agreement are limited by applicable laws pertaining to fraudulent conveyance and fraudulent transfer. The assets pledged to the FHLBB will vary from time to time, however the potential exists for

Capital Crossing Preferred to pledge all of its assets to the FHLBB to secure advances to Capital Crossing. In addition, Capital Crossing has pledged to the FHLBB all of the shares of Capital Crossing Preferred’s capital stock it owns as collateral for its FHLBB borrowings.  Under the terms of the pledge, if Capital Crossing becomes undercapitalized, the FHLBB may require Capital Crossing to dissolve Capital Crossing Preferred such that the assets of Capital Crossing Preferred are distributed to Capital Crossing. In such circumstance, holders of the Series A, Series C and Series D preferred stock would receive their liquidation preference only to the extent there are available proceeds from the liquidation of the assets of Capital Crossing Preferred following satisfaction of its outstanding obligations, including its guarantee of Capital Crossing’s FHLBB borrowings.  At September 30, 2004, approximately $31.3 million, or 11.7%, of Capital Crossing Preferred’s assets had been pledged to and accepted by the FHLBB to secure advances to Capital Crossing.  As of September 30, 2004, Capital Crossing had $138.8 million in outstanding FHLBB borrowings.

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

Executive Level Overview

Net income available to the sole common stockholder, Capital Crossing, decreased $5.4 million, or 63.7%, to $3.1 million for the three months ended September 30, 2004 compared to $8.4 million for the same period in 2003.  Net income available to the sole common stockholder decreased $11.1 million, or 47.6%, to $12.2 million for the nine months ended September 30, 2004 compared to $23.2 million for the same period in 2003.  These decreases from the 2003 to 2004 periods are primarily the result of a decline in interest and fees on loans, a decline in gain on distribution of loans to common stockholder, a decline in credit for loan losses as well as the absence of other real estate owned income.  In addition, there was an increase in preferred stock dividends attributable to the issuance of Series D preferred stock on May 11, 2004.

During the second quarter of 2004, $35.3 million of additional capital was raised through the issuance of 1,500,000 shares of Series D preferred stock.  This capital will be utilized to purchase additional mortgage assets and for other corporate purposes.  During 2003 and through the third quarter of 2004, Capital Crossing Preferred did not acquire any mortgage assets. Returns of capital of $118.2 million were made during 2003. Decisions regarding the utilization of our cash are based, in large part, on our future commitments to pay preferred stock dividends. During the third quarter of 2004, our loan portfolio was large enough to generate income resulting in earnings which were 1.88 times fixed charges and preferred stock dividends. Future decisions regarding mortgage asset acquisitions will be based on the level of preferred stock dividends at the time and the required level of income necessary to generate adequate dividend coverage.

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

Allowance for Loan Losses. Arriving at an appropriate level of allowance for loan losses requires a high degree of judgment. Capital Crossing Preferred maintains an allowance for probable loan losses that are inherent in its loan portfolio. The initial allowance for loan losses was transferred from Capital Crossing at the time of the initial transfer of loans to Capital Crossing Preferred and additional transfers are made in connection with each transfer of loans from Capital Crossing. Additionally, the allowance for loan losses is increased upon allocation of purchase discount upon acquisition of loans and decreased upon sales or pay-offs of loans for which a related allowance remains unused. The allocation of allowance at the time of acquisition is generally finalized no later than ninety days from the date of purchase.  Reductions in connection with sales are included in the calculation of the gain or loss, and reductions related to pay-offs are recorded as a credit for loan losses. Loan losses are charged against the allowance when management believes the net investment of the loan, or a portion thereof, is uncollectible. Subsequent recoveries, if any, are credited to the allowance when cash payments are received.

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

Effective January 1, 2005, and as a result of the required adoption of SOP No. 03-3, ‘‘Accounting for Certain Loans or Debt Securities Acquired in a Transfer,’’ Capital Crossing Preferred’s allowance for loan loss methodology will change. SOP No. 03-3 prohibits ‘‘carrying over’’ or creation of valuation allowances in the initial accounting of all loans acquired in a transfer. The prohibition of the valuation allowance carry over applies to the purchase of an individual loan, a pool of loans, a group of loans and impaired loans acquired in a business combination. Valuation allowances should reflect only those losses incurred by the investor after acquisition.  Effective January 1, 2005, Capital Crossing Preferred will no longer be allowed to increase the allowance through allocations from purchase discount.  Additionally, general risk allocations will no longer be applied to purchased loans.  Only specific allocations based upon the results of measuring loans that become impaired subsequent to purchase under SFAS No. 114 will be considered in the calculation of the allowance for loan losses for purchased loans.  Consequently, it is anticipated that the allowance for loan losses will decline subsequent to the adoption of SOP No. 03-3 as credits for loan losses may continue to be recorded as loans pay-off and perform above expectations.

Discounts on Acquired Loans. At the time of acquisition of purchased pools of loans, the excess of the contractual balances over the amount of reasonably estimable and probable discounted future cash collections for each loan is allocated between non-amortizing discount and the allowance for loan losses. Depending on the timing of an acquisition, a preliminary allocation may be utilized until a final allocation is established. Generally, the allocation will be finalized no later than ninety days from the date of purchase. The remaining discount, which represents the excess of the amount of reasonably estimable and probable discounted future cash collections over the acquisition amount is accreted into interest income using the interest method over the term of the loans and is not accreted on non-performing loans. There is judgment involved in estimating the amount of future cash flows. The amount and timing of actual cash flows could differ materially from management’s estimates, which could materially affect Capital Crossing Preferred’s financial condition and results of operations.

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

Gains and losses on sales of loans are determined using the specific identification method. The excess (deficiency) of any cash received as compared to the net investment is recorded as gain (loss) on sales of loans. There are no loans held for sale at September 30, 2004.

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

Results of Operations

Three Months Ended September 30, 2004 and 2003

The yields on Capital Crossing Preferred’s earning assets are summarized as follows:

	Three Months Ended September 30,
	2004			2003
	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
	(dollars in thousands)

Loans, net (1)	$125,957	$2,685	8.48%	$185,191	$4,544	9.73%
Interest-bearing deposits	141,281	391	1.10	37,536	103	1.09
	$267,238	$3,076	4.58%	$222,727	$4,647	8.28%

(1) Non-performing loans are excluded from average balance and average yield calculations.

The decline in interest income for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 is primarily due to the decline in interest income on loans due to both a decline in the average balance and the yield.  The yield on interest-earning assets also decreased primarily due to a shift in the composition of average interest-earning assets such that average loans represents a smaller percentage of total average interest-earning assets for the three months ended September 30, 2004 as compared to the same period in 2003.  Average loans, net for the three months ended September 30, 2004 totaled $126.0 million compared to $185.2 million for the same period in 2003.  This decrease is primarily attributable to loan pay-offs and amortization.  During 2003 and through September 30, 2004, Capital Crossing Preferred did not acquire any loans.  The yield on the loan portfolio decreased primarily as a result of a decrease in interest income recognized at the time of individual loan pay-offs.

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

	Three Months Ended September 30,
	2004		2003
	Interest Income	Yield	Interest Income	Yield
	(dollars in thousands)

Regularly scheduled interest and accretion income	$2,368	7.48%	$3,585	7.68%
Interest and fee income recognized on loan payoffs:
Non-amortizing discount	—	—	107	0.23
Amortizing discount	126	0.40	507	1.08
Other interest and fee income	191	0.60	345	0.74
	317	1.00	959	2.05
	$2,685	8.48%	$4,544	9.73%

The amount of loan pay-offs and related discount income is influenced by several factors, including the interest rate environment, the real estate market in particular areas, the timing of transactions, and circumstances related to individual borrowers and loans.

The average balance of interest-bearing deposits increased $103.7 million or 276.4% to $141.3 million for the three months ended September 30, 2004, compared to $37.5 million for the 2003 period, as a result of cash flows from loan repayments and the proceeds from the Series D preferred stock offering on May 11, 2004 offset by periodic dividend payments, returns of capital and proceeds from loans sold.

A credit for loan losses of $101,000 was recorded for the three months ended September 30, 2004 compared to a credit for loan losses of $1.0 million recorded for the three months ended September 30, 2003.  The credit for loan losses is based on the volume of loan pay-offs.  As loans pay off, a credit for loan losses is recorded to reduce allowance allocations related to the loans that have paid-off and loans which have performed above original expectations. The allowance for loan losses is based on the size of the portfolio and its historical performance. The determination of this allowance requires the use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. Should the loan portfolio continue to decline without utilization of the allowance for loan losses, future credits for loans losses may be necessary.

Loan servicing and advisory services expenses for the three months ended September 30, 2004 decreased $44,000, or 33.1%, to $89,000 compared to $133,000 for the three months ended September 30, 2003. This decrease was due to the decrease in the average balance of the loan portfolio.

There was no other real estate owned income during the three months ended September 30, 2004.  Other real estate owned income for the three months ended September 30, 2003 was comprised of rental income of $19,000.

Other general and administrative expenses decreased $80,000, or 63.5%, to $46,000 for the three months ended September 30, 2004 compared to $126,000 for the three months ended September 30, 2003. This decrease is primarily attributable to a decrease in legal fees related to loan collection matters.

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

Nine Months Ended September 30, 2004 and 2003

The yields on Capital Crossing Preferred’s earning assets are summarized as follows:

	Nine Months Ended September 30,
	2004			2003
	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
	(dollars in thousands)

Loans, net (1)	$137,065	$10,724	10.45%	$208,498	$15,950	10.23%
Interest-bearing deposits	110,335	909	1.10	92,696	1,165	1.68
	$247,400	$11,633	6.28%	$301,194	$17,115	7.60%

(1) Non-performing loans are excluded from average balance and average yield calculations.

The decline in interest income from the nine months ended September 30, 2003 to the 2004 period is primarily a result of a decrease in the average balance of loans, in addition to a decline in the yield on interest-bearing deposits.  The decline in yield on interest-earning assets is due to a shift in the composition of average interest-bearing assets such that average loans represents a smaller percentage of total average interest-bearing assets for the nine months ended September 30, 2004 as compared to the same period in 2003.  Average loans, net for the nine months ended September 30, 2004 totaled $137.1 million compared to $208.5 million for the same period in 2003.  This decrease is primarily attributable to loan pay-offs, sales, and amortization since the third quarter of 2003.  During 2003 and through September 30, 2004, Capital Crossing Preferred did not acquire any loans.  The yield on the loan portfolio increased as a result of an increase in interest income recognized at the time of individual loan pay-offs, relative to the overall yield, mainly attributable to an increase in the amount of amortizing discount recognized as income.

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

	Nine Months Ended September 30,
	2004		2003
	Interest Income	Yield	Interest Income	Yield
		(dollars in thousands)

Regularly scheduled interest and accretion income	$7,902	7.70%	$12,046	7.73%
Interest and fee income recognized on loan pay-offs:
Non-amortizing discount	91	0.09	968	0.62
Amortizing discount	2,237	2.18	2,481	1.59
Other interest and fee income	494	0.48	455	0.29
	2,822	2.75	3,904	2.50
	$10,724	10.45%	$15,950	10.23%

The amount of loan pay-offs and related discount income is influenced by several factors, including the interest rate environment, the real estate market in particular areas, the timing of transactions, and circumstances related to individual borrowers and loans.

The average balance of interest-bearing deposits increased $17.6 million to $110.3 million for the nine months ended September 30, 2004, compared to $92.7 million for the same period in 2003, as a result of cash flows from loan repayments, the proceeds from the Series D stock offering on May 11, 2004 and proceeds from loans sold offset by periodic dividend payments and returns of capital.  The yield on interest-bearing deposits for the nine months ended September 30, 2004 decreased compared to the 2003 period as a result of a decline in the interest rate environment.

Capital Crossing Preferred recorded a credit for loan losses of $865,000 for the nine months ended September 30, 2004, compared to a credit for loan losses of $3.4 million for the nine months ended September 30, 2003.  The credit for loan losses is based on the volume of loan payoffs.  As loans pay off, a credit for loan losses is recorded to reduce allowance allocations related to the loans that have paid-off and loans which have performed above original expectations. The allowance for loan losses is based on the size of the portfolio and its historical performance. The determination of this allowance requires the use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety.  Should the loan portfolio continue to decline without utilization of the allowance for loan losses, future credits for loans losses may be necessary.

During the nine months ended September 30, 2004 there was one loan sale to an unaffiliated third party resulting in a gain of $76,000.  There were no loan sales during the nine months ended September 30, 2003.

Loan servicing and advisory services expenses for the nine months ended September 30, 2004 decreased $167,000, or 36.5%, to $290,000 compared to $457,000 for the nine months ended September 30, 2003. This decrease was due to the decrease in the average balance of the loan portfolio.

There was no other real estate owned income during the nine months ended September 30, 2004.  Other real estate owned income for the nine months ended September 30, 2003 was comprised of a gain of $334,000 on the sale of one property to an unaffiliated third party and rental income of $27,000.

Other general and administrative expenses for the nine months ended September 30, 2004 decreased $72,000, or 28.7%, to $179,000 compared to $251,000 for the nine months ended September 30, 2003.  This decrease was due primarily to a decrease in legal fees related to loan collection matters.

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

Financial Condition

Interest-bearing Deposits with Capital Crossing Bank

Interest-bearing deposits with Capital Crossing Bank consists of money market accounts at September 30, 2004 and December 31, 2003.  The balance of interest-bearing deposits increased $78.1 million to $143.9 million at September 30, 2004 compared to $65.8 million at December 31, 2003. The increase in the balance of interest-bearing deposits is the result of cash flows from loan repayments and proceeds from the Series D preferred stock offering, offset by periodic dividend payments and returns of capital.

Loan Portfolio

To date, all of Capital Crossing Preferred’s loans have been acquired from Capital Crossing.  The following table sets forth information regarding the composition of the loan portfolio at the dates indicated:

	September 30, 2004	December 31, 2003
	(in thousands )
Mortgage loans on real estate:
Commercial real estate	$92,747	$120,317
Multi-family residential	41,434	50,390
One-to-four family residential	1,208	1,714
Land	4,485	5,481
	139,874	177,902
Other loans	26	28
Total loans, gross	139,900	177,930

Less:
Non-amortizing discount	(1,041)	(1,524)
Amortizing discount	(14,510)	(17,962)
Net deferred loan fees	(61)	(92)
Allowance for loan losses	(2,367)	(3,281)

Loans, net	$121,921	$155,071

Capital Crossing Preferred acquires primarily performing commercial real estate and multifamily residential mortgage loans.  No loans were acquired in 2003 or in the first nine months of 2004, as the existing portfolio was large enough to generate an adequate dividend coverage ratio.

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

There were no non-performing loans as of September 30, 2004.  Non-performing loans, net of discount, totaled $17,000 at December 31, 2003.

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

Non-Amortizing Discount. At the time of acquisition of purchased pools of loans, the excess of the contractual balances over the amount of reasonably estimable and probable discounted future cash collections for each loan is allocated between non-amortizing discount and the allowance for loan losses. Depending on the timing of an acquisition, a preliminary allocation may be utilized until a final allocation is established. Generally, the allocation will be finalized no later than ninety days from the date of purchase. The remaining discount, which represents the excess of the amount of reasonably estimable and probable discounted future cash collections over the acquisition amount is accreted into interest income using the interest method over the term of the loans and is not accreted on non-performing loans. There is judgment involved in estimating the amount of future cash flows. The amount and timing of actual cash flows could differ materially from management’s estimates, which could materially affect Capital Crossing Preferred’s financial condition and results of operations.

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

Included in net loans, at September 30, 2004 and December 31, 2003, are approximately $2.3 million and $6.7 million (of which none are non-performing), respectively, for which the net recorded investment represents the amortized cost of these loans, where at acquisition, the amounts of reasonably estimable and probable discounted future cash collections were less than the contractual balances owed. These loans were purchased at a price to yield a market rate of interest after considering the credit quality of the loans at acquisition and the aforementioned expected future cash collections. The excess of the contractual balances over the amount of reasonably estimable and probable discounted future cash collections represents the predominant portion of the $1.0 million and $1.5 million of non-amortizing discount at September 30, 2004 and December 31, 2003, respectively.

The following table sets forth certain information relating to the activity in the non-amortizing discount for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands )

Balance at beginning of period	$1,167	$6,614	$1,524	$8,158
Accretion	—	(107)	(91)	(967)
Transfers to amortizing portion upon improvements in cash flows	(126)	(1,619)	(281)	(2,268)
Net reductions related to resolutions and restructures	—	—	—	(35)
Non-amortizing discount relating to loans sold or distributed to Capital Crossing	—	(3,359)	(111)	(3,359)
Balance at end of period	$1,041	$1,529	$1,041	$1,529

Allowance for Loan Losses. Capital Crossing Preferred maintains an allowance for loan losses that are known and inherent in its loan portfolio. The allowance for loan losses is increased or decreased through a provision or credit for loan losses included in earnings. Additionally, the allowance for loan losses is increased upon allocation of purchase discount upon acquisition of loans and decreased upon sales and pay-offs of loans for which a related allowance remains unused. The allocation of allowance at the time of acquisition is generally finalized no later than ninety days from the date of purchase. Loans are charged-off when they are deemed to be uncollectible, or partially charged-off when a portion of a loan is deemed uncollectible. Subsequent recoveries, if any, are credited to the allowance when cash payments are received.

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

Additional factors influencing the calculation of the allowance for loan losses are particular concentrations within the portfolio, including the geographic concentration of loans in California, which accounted for approximately 48.6% of the portfolio at September 30, 2004, and concentrations of loans to individual borrowers.

Capital Crossing Preferred’s allowance for loan losses at September 30, 2004 was $2.4 million. The determination of this allowance requires the use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. In addition, regulatory agencies periodically review the adequacy of the allowance for loan losses and may require Capital Crossing Preferred to make additions to its allowance for loan losses. While management believes its estimates and assumptions are reasonable, there can be no assurance that they will be proven to be correct in the future. The actual amount of future provisions that may be required cannot be determined, and such provisions may exceed the amounts of past provisions. Management believes that the allowance for loan losses is adequate to absorb the known and inherent risks in Capital Crossing Preferred’s loan portfolio at each date based on the facts known to management as of such dates. Management continues to monitor and modify the allowances for general and specific loan losses as economic conditions dictate.

Effective January 1, 2005, and as a result of the required adoption of SOP No. 03-3, ‘‘Accounting for Certain Loans or Debt Securities Acquired in a Transfer,’’ Capital Crossing Preferred’s allowance for loan loss methodology will change. SOP No. 03-3 prohibits ‘‘carrying over’’ or creation of valuation allowances in the initial accounting of all loans acquired in a transfer. The prohibition of the valuation allowance carry over applies to the purchase of an individual loan, a pool of loans, a group of loans and impaired loans acquired in a business combination. Valuation allowances should reflect only those losses incurred by the investor after acquisition.  Effective January 1, 2005, Capital Crossing Preferred will no longer be allowed to increase the allowance through allocations from purchase discount.  Additionally, general risk allocations will no longer be applied to purchased loans.  Only specific allocations based upon the results of measuring loans that become impaired subsequent to purchase under SFAS No. 114 will be considered in the calculation of the allowance for loan losses for purchased loans.  Consequently, it is anticipated that the allowance for loan losses will decline subsequent to the adoption of SOP No. 03-3 as credits for loan losses may continue to be recorded as loans pay-off and perform above expectations.

The following table sets forth certain information relating to the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)

Balance at beginning of period	$2,468	$4,954	$3,281	$7,354
Credit for loan losses	(101)	(1,000)	(865)	(3,400)
Net reduction relating to loans sold or distributed	—	(164)	(49)	(164)
Balance at end of period	$2,367	$3,790	$2,367	$3,790

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

At September 30, 2004, 48.6% and 14.2% of Capital Crossing Preferred’s total loan portfolio consisted of loans in California  and New England, respectively. At December 31, 2003, 44.5% and 14.5% of Capital Crossing Preferred’s total real estate loan portfolio consisted of loans located in California and New England, respectively. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political or business developments or natural hazards in California or New England that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages.

Liquidity Risk Management

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of Capital Crossing Preferred’s financial commitments and to capitalize on opportunities for Capital Crossing Preferred’s business expansion. In managing liquidity risk, Capital Crossing Preferred takes into account various legal limitations placed on a REIT.  Capital Crossing Preferred’s principal liquidity need is to maintain an adequate loan portfolio size through the acquisition of additional mortgage assets as mortgage assets currently in the loan portfolio mature, pay down or prepay, in order to pay dividends on the preferred shares and common shares.

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

• junior to borrowings of Capital Crossing Preferred, including claims of the FHLBB for amounts due or which may become due under Capital Crossing Preferred’s guarantee of Capital Crossing’s obligations to the FHLBB, and any other obligations to Capital Crossing Preferred’s creditors upon its liquidation.  As of September 30, 2004, Capital Crossing had $138.8 million in outstanding FHLBB borrowings;

• senior to Capital Crossing Preferred’s common stock and its Series B preferred stock with regard to payment of dividends and amounts upon liquidation.

If Capital Crossing Preferred incurs significant indebtedness, it may not have sufficient funds to make dividend or liquidation payments on the Series A, Series C or Series D preferred shares. Upon Capital Crossing Preferred’s liquidation, its obligations to its creditors would rank senior to the Series A, Series C and Series D preferred shares. At September 30, 2004, Capital Crossing Preferred had approximately $85,000 in accounts payable and other liabilities which, upon its liquidation, would be required to be paid before any payments could be made to holders of the Series A, Series C or Series D preferred shares. In addition, upon Capital Crossing Preferred’s liquidation, dissolution or winding up, if it does not have sufficient funds to pay the full liquidation amount to the holders of the Series A, Series C and Series D preferred shares, such holders may receive less than the per share liquidation amount.

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

• payment of dividends on the Series A, Series C and Series D preferred shares could also be subject to regulatory limitations if Capital Crossing becomes undercapitalized. Capital Crossing will be deemed undercapitalized if its total risk-based capital ratio is less than 8.0%, its Tier 1 risk-based capital ratio is less than 4.0% or its Tier 1 leverage ratio is less than 4.0%. At September 30, 2004, Capital Crossing had a total risk-based capital ratio of 20.00%, a Tier 1 risk-based capital ratio of 14.62% and a Tier 1 leverage ratio of 10.73%, which is sufficient for Capital Crossing to be considered well-capitalized. As part of its common stock repurchase program, Capital Crossing has also agreed with the FDIC to maintain, for so long as the repurchase program continues, its Tier 1 leverage ratio at least 7.00%, as well as remaining well capitalized. Capital Crossing Preferred makes no assurance that Capital Crossing will be well-capitalized under applicable regulations as of any future date, which is required in order to continue to repurchase common stock, but which is not a condition to the payment of dividends on the preferred shares. For purposes of calculating these capital ratios as a percentage of Capital Crossing’s risk-weighted assets, as opposed to its total assets, Capital Crossing’s assets are assigned to risk categories based on the relative credit risk of the asset in question. These risk weights consist of 0% for assets deemed least risky such as cash, claims backed by the full faith and credit of the U.S. government, and balances due from Federal Reserve banks; 20% for assets deemed slightly more risky such as portions of obligations conditionally guaranteed by the U.S. government or federal funds sold; 50% for assets deemed still more risky such as government issued-revenue bonds, one-to-four family residential first mortgage loans and well-collateralized multi-family residential first mortgage loans; and 100% for all other assets, including private sector loans such as commercial mortgage loans as well as bank-owned real estate.

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

Capital Crossing Preferred’s loans are concentrated in California and New England and adverse conditions in those markets could adversely affect its operations

Properties underlying Capital Crossing Preferred’s current mortgage assets are concentrated primarily in California, particularly Southern California, and New England. As of September 30, 2004, approximately 48.6% of the balances of its mortgage loans were secured by properties located in California and 14.2% in New England. Adverse economic, political or business developments or natural hazards may affect these areas and the ability of property owners in these areas to make payments of principal and interest on the underlying mortgages. If either region experienced adverse economic, political or business conditions or natural hazards, Capital Crossing Preferred would likely experience higher rates of loss and delinquency on its mortgage loans than if its loans were more geographically diverse.

A substantial majority of Capital Crossing Preferred’s loans were originated by other parties whose level of due diligence may be different than Capital Crossing’s level of due diligence

At September 30, 2004, substantially all of Capital Crossing Preferred’s loans consisted of loans originated by third parties that were purchased by Capital Crossing and subsequently acquired by Capital Crossing Preferred from Capital Crossing. Because these loans were originated by third parties, Capital Crossing generally is not able to conduct the same level of due diligence on these loans that it would have conducted had it originated them. Generally, while Capital Crossing conducts an acquisition review, it relies on the underwriting standards of the parties originating the loans it acquires. The standards of these loan originators may be substantially different than those of Capital Crossing. These differences may include less rigorous appraisal requirements and debt service coverage ratios, and less rigorous analysis of property location and environmental factors, building condition and age, tenant quality, compliance with zoning regulations, any use restrictions, easements or right of ways that may impact the value and the borrower’s ability to manage the property. Other disadvantages of purchased loans versus originated loans may include the lack of current financial information, incomplete legal documentation and outdated appraisals.

More than half of Capital Crossing Preferred’s loan portfolio is made up of commercial mortgage loans which are generally riskier than other types of loans

Commercial mortgage loans constituted approximately 66.3% of the total gross loans in Capital Crossing Preferred’s loan portfolio at September 30, 2004 and commercial mortgage loans are generally subject to greater risks than other types of loans. Capital Crossing Preferred’s commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, tend to have shorter maturities than residential mortgage loans and may not be fully amortizing, meaning that they have a principal balance or ‘‘balloon’’ payment due on maturity. The commercial real estate properties underlying Capital Crossing Preferred’s commercial mortgage loans also tend to be unique and are more difficult to value than residential real estate properties. They are also subject to relatively greater environmental risks than other types of loans and to the corresponding burdens and costs of compliance with environmental laws and regulations. Because of these risks related to commercial mortgage loans, Capital Crossing Preferred may experience higher rates of default on its mortgage loans than it would if its loan portfolio was more diversified and included a greater number of owner-occupied residential or other mortgage loans. Higher rates of default would cause Capital Crossing Preferred to increase its provision for loan losses, which may have a material adverse affect on its business, financial condition and results of operation.

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

Capital Crossing Preferred could be held responsible for environmental liabilities of properties it acquires through foreclosure

If Capital Crossing Preferred chooses to foreclose on a defaulted mortgage loan to recover its investment it may be subject to environmental liabilities related to the underlying real property. Approximately 66.3% of the loans in Capital Crossing Preferred’s portfolio at September 30, 2004 were commercial mortgage loans, which generally are subject to relatively greater environmental risks than other types of loans. Hazardous substances or wastes, contaminants, pollutants or sources thereof may be discovered on properties during Capital Crossing Preferred’s ownership or after a sale to a third party. The amount of environmental liability could exceed the value of the real property. There can be no assurance that Capital Crossing Preferred would not be fully liable for the entire cost of any removal and clean-up on an acquired property, that the cost of removal and clean-up would not exceed the value of the property or that Capital Crossing Preferred could recoup any of the costs from any third party. In addition, Capital Crossing Preferred may find it difficult or impossible to sell the property prior to or following any such remediation.  The incurrence of any significant environmental liabilities with respect to a property securing a mortgage loan could have a material adverse effect on Capital Crossing Preferred’s business, financial condition and results of operations.

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

The terms of Capital Crossing Preferred’s guarantee of obligations of Capital Crossing. Capital Crossing Preferred has guaranteed all of the obligations of Capital Crossing under advances Capital Crossing may receive from time to time from the FHLBB, and has agreed to pledge a significant amount of its assets in connection with those advances. The assets Capital Crossing Preferred pledges to the FHLBB will vary from time to time; however, the potential exists for Capital Crossing Preferred to pledge all of its assets to the FHLBB to secure advances to Capital Crossing. In addition, Capital Crossing has pledged to the FHLBB all of the shares of Capital Crossing Preferred’s capital stock it owns as collateral for its FHLBB borrowings. Under the terms of the pledge, if Capital Crossing becomes undercapitalized the FHLBB may require Capital Crossing to dissolve Capital Crossing Preferred such that the assets of Capital Crossing Preferred are distributed to Capital Crossing. In this circumstance the holders of Series A, Series C and Series D preferred shares would receive their liquidation preference only to the extent there are available proceeds from the liquidation of the assets of Capital Crossing Preferred following satisfaction of its outstanding obligations, including its guarantee of Capital Crossing’s FHLBB borrowings. At September 30, 2004, approximately $31.3 million, or 11.7%, of Capital Crossing Preferred assets have been pledged to and accepted by the FHLBB to secure advances to Capital Crossing.  As of September 30, 2004, Capital Crossing had $138.8 million in outstanding FHLBB borrowings.  The guarantee and pledge were approved by Capital Crossing Preferred’s independent directors, subject to certain requirements and limitations, including the requirement that Capital Crossing pay Capital Crossing Preferred a guarantee fee. Any default by Capital Crossing on its obligations which would require Capital Crossing Preferred to satisfy its guarantee could adversely affect its business and its ability to make timely payments of dividends.

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

The following table sets forth Capital Crossing Preferred’s interest-rate-sensitive assets categorized by repricing dates and weighted average yields at September 30, 2004. For fixed rate instruments, the repricing date is the maturity date. For adjustable-rate instruments, the repricing date is deemed to be the earliest possible interest rate adjustment date. Assets that are subject to immediate repricing are placed in the overnight column.

	Overnight	Within One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	Over Five Years	Total
				(dollars in thousands)

Interest-bearing deposits	$143,889	$—	$—	$—	$—	$—	$—	$143,889
Average interest rate	1.10%
Certificate of deposit	—	200	—	—	—	—	—	200
Average interest rate		1.32%
Fixed-rate loans (1)	—	20,860	14,110	10,945	8,250	6,144	20,416	80,725
Average interest rate		8.60%	8.16%	8.04%	7.91%	7.77%	7.41%
Adjustable-rate loans(1)	14,459	24,868	1,935	937	576	308	480	43,563
Average interest rate	7.74%	6.49%	7.54%	6.74%	5.79%	5.52%	6.65%

Total rate-sensitive assets	$158,348	$45,928	$16,045	$11,882	$8,826	$6,452	$20,896	$268,377

(1)  Loans are presented at net amounts before deducting the allowance for loan losses.

Based on Capital Crossing Preferred’s experience, management applies the assumption that, on average, approximately 16% of the outstanding fixed and adjustable rate loans will prepay annually.

At September 30, 2004, the fair value of net loans was $126.3 million as compared to the net carrying value of net loans of $121.9 million. The fair value of interest-bearing deposits in banks approximates carrying value.

Item 4.  Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2004, Capital Crossing Preferred carried out an evaluation under the supervision and with the participation of its management, including its Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Capital Crossing Preferred’s disclosure controls and procedures. In designing and evaluating Capital Crossing Preferred’s disclosure controls and procedures, Capital Crossing Preferred and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that they believe Capital Crossing Preferred’s disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by Capital Crossing Preferred in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the rules regarding disclosure controls and procedures, we intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)           Changes in Internal Controls.

None.

PART II

Item 5.  Other Information

(a) Effective August 4, 2004, Douglas Shaw resigned as a director and member of the Audit Committee of Capital Crossing Preferred.  On April 22, 2004, Mr. Shaw had been elected to the board of directors of Capital Crossing Preferred’s parent, Capital Crossing, and he had indicated his intention at that time to resign as a director of Capital Crossing Preferred.  On August 4, 2004, the Nominating Committee of Capital Crossing Preferred met with Kirk Sykes to consider him for election to the board.  The Committee recommended to the board that Mr. Sykes be elected as a director of Capital Crossing Preferred and on the same date, the board elected Mr. Sykes to serve as a director and member of the Audit Committee of Capital Crossing Preferred.

Item 6.  Exhibits

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

CAPITAL CROSSING PREFERRED CORPORATION

Date: November 15, 2004	By:	/s/ Richard Wayne
Richard Wayne
President (Principal Executive Officer)

Date: November 15, 2004	By:	/s/ Edward F. Mehm
Edward F. Mehm
Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Rule 13a-14(a) Certification signed by Richard Wayne, President (Principal Executive Officer).

31.2	Rule 13a-14(a) Certification signed by Edward F. Mehm, Treasurer (Principal Financial Officer).

32	Rule 13a-14(b) Certification signed by Richard Wayne, President (Principal Executive Officer), and Edward F. Mehm, Treasurer (Principal Financial Officer).