Form 10-K
period 2004-12-31
CAPITAL CROSSING PREFERRED CORP
filed 2005-03-30
CIK 1072806

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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
8.50% Non-Cumulative Exchangeable Preferred Stock, Series D
(Title of Class)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
           Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☐          No ☑
           The number of shares outstanding of the registrant’s sole class of common stock was 100 shares, $.01 par value per share, as of March 6, 2005. No common stock was held by non-affiliates of the registrant.

PART I

ITEM 1.	BUSINESS
      This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For purposes of these Acts, any statement that is not a statement of historical fact may be deemed a forward-looking statement. Capital Crossing Preferred Corporation (“Capital Crossing Preferred”) may also make written or oral forward-looking statements in other documents filed with the Securities and Exchange Commission (“SEC”), in press releases and other written materials, and in oral statements made by officers or directors. Forward-looking statements can be identified by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “assume,” “will,” “project,” “should,” and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters. Forward-looking statements should not be unduly relied upon because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of Capital Crossing Preferred. These risks, uncertainties and other factors may cause the actual results, performance or achievements of Capital Crossing Preferred to be materially different from the anticipated future results, performance or achievements that are expressed or implied by the forward-looking statements.
      Capital Crossing Preferred’s actual results could differ materially from those projected in the forward-looking statements as a result, among other factors, or the factors discussed in the section entitled “Certain Factors That May Affect Future Results” of this Form 10-K.
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
General
      Capital Crossing Preferred Corporation, formerly Atlantic Preferred Capital Corporation, is a Massachusetts corporation incorporated on March 20, 1998. Capital Crossing Bank (“Capital Crossing”), formerly Atlantic Bank and Trust Company, organized Capital Crossing Preferred to acquire and hold real estate mortgage assets in a cost-effective manner and to provide Capital Crossing with an additional means of raising capital for federal and state regulatory purposes. Capital Crossing owns all of the outstanding common stock of Capital Crossing Preferred. Capital Crossing Preferred operates in a manner intended to allow it to be taxed as a real estate investment trust, or a “REIT”, under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). As a REIT, Capital Crossing Preferred generally will not be required to pay federal income tax if it distributes its earnings to its stockholders and continues to meet a number of other requirements.
      On March 31, 1998, Capital Crossing capitalized Capital Crossing Preferred by transferring mortgage loans valued at $140.7 million in exchange for 1,000 shares of Capital Crossing Preferred’s 8% Cumulative Non-Convertible Preferred Stock, Series B, valued at $1.0 million and 100 shares of Capital Crossing Preferred’s common stock valued at $139.7 million. The carrying value of these loans approximated their fair values at the date of contribution.
      On February 1, 1999, Capital Crossing Preferred closed its public offering of 1,260,000 shares of its 9.75% Non-cumulative exchangeable preferred stock, Series A. On February 12, 1999, Capital Crossing Preferred sold an additional 156,130 Series A preferred shares in connection with the underwriters’ exercise of their overallotment option. The net proceeds to Capital Crossing Preferred from the sale of Series A preferred shares were $12.6 million. Series A preferred stock is redeemable at the option of Capital Crossing Preferred, with the prior consent of the FDIC.

      On May 31, 2001, Capital Crossing Preferred closed its public offering of 1,840,000 shares (including 240,000 shares issued upon the exercise of the underwriters’ overallotment option) of its 10.25% Non-cumulative exchangeable preferred stock, Series C. The net proceeds to Capital Crossing Preferred from the sale of Series C preferred shares were $16.9 million. Series C preferred stock is redeemable at the option of Capital Crossing Preferred on or after May 31, 2006, with the prior consent of the FDIC.
      On May 11, 2004, Capital Crossing Preferred closed its public offering of 1,500,000 shares of its 8.50% Non-cumulative exchangeable preferred stock, Series D. The net proceeds to Capital Crossing Preferred from the sale of Series D preferred shares were $35.3 million. Series D preferred stock is redeemable at the option of Capital Crossing Preferred on or after July 15, 2009, with the prior consent of the FDIC.
      Capital Crossing Preferred’s principal business objective is to acquire and hold mortgage assets that will generate net income for distribution to stockholders. All of the mortgage assets in Capital Crossing Preferred’s loan portfolio at December 31, 2004 were acquired from Capital Crossing and it is anticipated that substantially all additional mortgage assets will be acquired from Capital Crossing. As of December 31, 2004, Capital Crossing Preferred held loans acquired from Capital Crossing with gross outstanding principal balances of $139.5 million. Capital Crossing Preferred’s loan portfolio at December 31, 2004 consisted primarily of mortgage assets secured by commercial and multi-family properties.
      Capital Crossing administers the day-to-day activities of Capital Crossing Preferred in its roles as servicer under a master service agreement entered into between Capital Crossing and Capital Crossing Preferred and as advisor under an advisory agreement. Capital Crossing Preferred pays Capital Crossing an annual servicing fee equal to 0.20%, payable monthly, and an annual advisory fee equal to 0.05%, also payable monthly, of the gross average outstanding principal balances of loans in the loan portfolio for the immediately preceding month. Capital Crossing and its affiliates have interests that are not identical to those of Capital Crossing Preferred. Consequently, conflicts of interest may arise with respect to transactions, including, without limitation:

•	future acquisitions of mortgage assets from Capital Crossing or its affiliates;

•	servicing of mortgage assets, particularly with respect to mortgage assets that become classified or placed on non-performing status;

•	the modification of the advisory agreement and the master service agreement; and

•	the terms of our guarantee of obligations of Capital Crossing.
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
Capital Crossing
      Capital Crossing was organized as a Massachusetts-chartered trust company in December 1987, and commenced operations in February 1988. Capital Crossing operates as a commercial bank primarily focused on purchasing commercial real estate, multi-family and one-to-four family residential real estate loans, secured commercial loans and originating and purchasing leases that finance the business activities of small companies and individuals. Capital Crossing’s deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”) to the extent authorized by law. Capital Crossing conducts business from its executive and main office in Boston, Massachusetts, through its website at www.capitalcrossing.com and through Dolphin Capital Corp. (“Dolphin Capital”), its leasing subsidiary in Moberly, Missouri. At December 31, 2004, Capital Crossing had total assets of $1.08 billion, deposits of $727.9 million and stockholders’ equity of $91.4 million. At December 31, 2004, under the regulatory capital ratios developed and monitored by the federal bank regulatory agencies and applicable to banks, Capital Crossing’s capital was sufficient to enable it to be qualified as “well capitalized.”
      Capital Crossing currently focuses on purchasing and originating loans and leases through the following principal business lines:

•	Loan Purchasing. Capital Crossing’s loan purchasing business consists of purchasing loans primarily at a discount from their outstanding principal balances. These loans are primarily secured by commercial real estate, multi-family and one-to-four family residential real estate and other business assets and are purchased from sellers in the financial services industry or government agencies.

•	Lease Financing. Capital Crossing’s lease financing business consists of leasing business equipment to small businesses through its subsidiary, Dolphin Capital. The leased equipment consists principally of water purification systems and office and technology equipment such as copiers and computers. Dolphin Capital also purchases pools of leases from sellers in the financial services industry. The leased equipment in such pools includes dental equipment, laundry equipment, vehicles, restaurant equipment and various other types of business or industrial equipment.
Capital Crossing primarily utilizes a funding strategy of wholesale sources such as brokered certificates of deposit and borrowed funds.
      As a majority-owned subsidiary of Capital Crossing, the assets and liabilities and results of operations of Capital Crossing Preferred are consolidated with those of Capital Crossing for Capital Crossing’s financial reporting and regulatory capital purposes. As such, loans acquired by Capital Crossing Preferred from Capital Crossing will nevertheless be treated as assets of Capital Crossing for purposes of compliance by Capital Crossing with the FDIC’s regulatory capital requirements and in Capital Crossing’s consolidated financial statements. Interest income on those loans will be treated as interest income of Capital Crossing in Capital Crossing’s consolidated financial statements.
Acquisition of Loan Portfolio
      Pursuant to the terms of a master mortgage loan purchase agreement entered into by and between Capital Crossing Preferred and Capital Crossing, Capital Crossing assigns, from time to time, certain loans to Capital Crossing Preferred. In connection with said assignment, Capital Crossing delivers or causes to be delivered to Capital Crossing Preferred the mortgage note with respect to each mortgage endorsed to the order of Capital Crossing Preferred, the original or certified copy of the mortgage with evidence of recording indicated thereon, if available, and an original or certified copy of an assignment of the mortgage in recordable form. Such documents are initially held by Capital Crossing, acting as custodian for Capital Crossing Preferred pursuant to the terms of a master service agreement entered into by and between Capital Crossing and Capital Crossing Preferred.
      Under the terms of the master mortgage loan purchase agreement, Capital Crossing makes certain representations and warranties with respect to the mortgage assets for the benefit of Capital Crossing Preferred regarding information provided with respect to mortgage assets, liens, validity of the mortgage documents, and compliance with applicable laws. Capital Crossing is obligated to repurchase any mortgage asset sold by it to Capital Crossing Preferred as to which there is a material breach of any such representation or warranty, unless Capital Crossing Preferred permits Capital Crossing to substitute other qualified mortgage assets for such mortgage asset. Capital Crossing also indemnifies Capital Crossing Preferred for damages or costs resulting from any such breach. The repurchase price for any such mortgage asset is such asset’s net carrying value plus accrued and unpaid interest on the date of repurchase.
      From time to time, mortgage assets may be returned to Capital Crossing in the form of dividends or returns of capital. Capital Crossing will consider the amounts of such returns when assessing the adequacy of the size and composition of Capital Crossing Preferred’s loan portfolio and may, from time to time, contribute additional mortgage assets to Capital Crossing Preferred. Capital Crossing will seek to ensure that the mortgage assets it contributes to Capital Crossing Preferred are generally of similar quality and characteristics as those returned to it.
      Future decisions regarding mortgage asset acquisitions by Capital Crossing Preferred from Capital Crossing will be based on the level of Capital Crossing Preferred’s preferred stock dividends at the time and Capital Crossing Preferred’s required level of income necessary to generate adequate dividend coverage.
Management Policies and Programs
      In administering Capital Crossing Preferred’s mortgage assets, Capital Crossing has a high degree of autonomy. Capital Crossing Preferred’s Board of Directors, however, has adopted certain policies to guide the acquisition and disposition of assets, use of capital and leverage, credit risk management and certain other activities. These policies, which are discussed below, may be amended or revised from time to time at the discretion of Capital Crossing Preferred’s Board of Directors without a vote of Capital Crossing Preferred’s stockholders, including Series A, Series C and Series D preferred shares, or without a vote of Capital Crossing Preferred’s only common stockholder, Capital Crossing.
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
      In order to preserve its status as a REIT under the Internal Revenue Code, substantially all of the assets of Capital Crossing Preferred must consist of mortgage loans and other qualified assets of the type set forth in Section 856(c)(4)(A) of the Internal Revenue Code. Such other qualifying assets include cash, cash equivalents and securities, including shares or interests in other REITs, although Capital Crossing Preferred does not currently intend to invest in shares or interests in other REITs.
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
      Capital Crossing Preferred has no debt outstanding, and it currently does not intend to incur any indebtedness. The organizational documents of Capital Crossing Preferred limit the amount of indebtedness which it is permitted to incur without approval of the Series A, Series C and Series D preferred stockholders to no more than 100% of its total stockholders’ equity. Any such debt incurred may include intercompany advances made by Capital Crossing to Capital Crossing Preferred.
      Capital Crossing Preferred has guaranteed all of the obligations of Capital Crossing under the advances Capital Crossing may receive from time to time from the Federal Home Loan Bank of Boston (“FHLBB”), and has agreed to pledge a significant amount of its assets in connection with these advances. The assets Capital Crossing Preferred pledges to the FHLBB will vary from time to time, however the potential exists for it to pledge all of its assets to the FHLBB to secure advances to Capital Crossing. At December 31, 2004, approximately $30.5 million, or 14.0%, of its assets have been pledged to and accepted by the FHLBB to secure FHLBB advances to Capital Crossing. The FHLBB advances are used by Capital Crossing primarily for the purchase of mortgage assets and to assist in managing Capital Crossing’s interest rate risk exposure. The assets purchased using FHLBB advances generally are available for contribution to or purchase by Capital Crossing Preferred, based upon the asset quality of the assets, and whether the assets were qualified to be held by REITs. The guarantee and pledge were approved by Capital Crossing Preferred’s independent directors, subject to certain requirements and limitations, including the requirement that Capital Crossing pay Capital Crossing Preferred an annual guarantee fee of $80,000. Capital Crossing Preferred’s guarantee obligations under this arrangement are limited by applicable laws pertaining to fraudulent conveyance and fraudulent transfer. At December 31, 2004, Capital Crossing had term borrowing capacity, subject to available collateral, of $300.0 million, of which $168.4 million was outstanding from the FHLBB. Further increases in borrowings are dependent upon the qualification of additional assets as collateral and other factors as may be determined by the FHLBB.
      Capital Crossing Preferred may also issue additional series of preferred stock. However, it may not issue additional shares of preferred stock ranking senior to the Series A, Series C or Series D preferred shares without consent of holders of at least two-thirds of each of the outstanding Series A, Series C and Series D preferred shares, each voting as a separate class. Although Capital Crossing Preferred’s charter does not prohibit or otherwise restrict Capital Crossing or its affiliates from holding and voting shares of Series A, Series C or Series D preferred stock, to Capital Crossing Preferred’s knowledge the amount of shares of Series A, Series C or Series D preferred stock held by Capital Crossing or its affiliates is insignificant (less than 1%). Similarly, Capital Crossing Preferred may not issue additional shares of preferred stock ranking on parity with the Series A, Series C or Series D preferred shares without the approval of a majority of its independent directors. Prior to any future issuance of additional shares of preferred stock, Capital Crossing Preferred will take into consideration Capital Crossing’s regulatory capital requirements and the cost of raising and maintaining that capital at the time.
      Conflicts of Interest Policies. Because of the nature of Capital Crossing Preferred’s relationship with Capital Crossing and its affiliates, conflicts of interest have arisen and may arise with respect to certain transactions, including without limitation, Capital Crossing Preferred’s acquisition of mortgage assets from, or return of mortgage assets to Capital Crossing, or disposition of mortgage assets or foreclosed property to, Capital Crossing or its affiliates and the modification of the master service agreement. It is Capital Crossing Preferred’s policy that the terms of any financial dealings with Capital Crossing and its affiliates will be consistent with those available from unaffiliated third parties in the mortgage lending industry. In addition, Capital Crossing Preferred maintains an audit committee of its Board of Directors, which is comprised solely of three independent directors who satisfy the standards for independence promulgated by the Nasdaq Stock Market, Inc. Among other functions, the audit committee will review transactions between Capital Crossing Preferred and Capital Crossing and its affiliates. Under the terms of the advisory agreement, Capital Crossing may not subcontract its duties under the advisory agreement to an unaffiliated third party without the approval of Capital Crossing Preferred’s Board of Directors, including the approval of a majority of its independent directors. Furthermore, under the terms of the advisory agreement, Capital Crossing provides advice and recommendations with respect to all aspects of Capital Crossing Preferred’s business and operations, subject to the control and discretion of Capital Crossing Preferred’s Board of Directors.
      Conflicts of interest between Capital Crossing Preferred and Capital Crossing and its affiliates may also arise in connection with decisions bearing upon the credit arrangements that Capital Crossing or one of its affiliates may have with a borrower. Conflicts could also arise in connection with actions taken by Capital Crossing as a controlling person of Capital Crossing Preferred. It is the intention of Capital Crossing Preferred and Capital Crossing that any agreements and transactions between Capital Crossing Preferred and Capital Crossing or its affiliates, including, without limitation, the master mortgage loan purchase agreement, are fair to all parties and are consistent with market terms for such types of transactions. The master service agreement provides that foreclosures and dispositions of the mortgage assets are to be performed in a manner substantially the same as for similar work performed by Capital Crossing for transactions on its own behalf. However, there can be no assurance that any such agreement or transaction will be on terms as favorable to Capital Crossing Preferred as would have been obtained from unaffiliated third parties.
      There are no provisions in Capital Crossing Preferred’s charter limiting any officer, director, security holder or affiliate of Capital Crossing Preferred from having any direct or indirect pecuniary interest in any mortgage asset to be acquired or disposed of by Capital Crossing Preferred or in any transaction in which Capital Crossing Preferred has an interest or from engaging in acquiring and holding mortgage assets. As described herein, it is expected that Capital Crossing and its affiliates will have direct interests in transactions with Capital Crossing Preferred (including, without limitation, the sale of mortgage assets to Capital Crossing Preferred). It is not currently anticipated, however, that any of the officers or directors of Capital Crossing Preferred will have any interests in such mortgage assets.
      Other Policies. Capital Crossing Preferred intends to operate in a manner that will not subject it to regulation under the Investment Company Act of 1940, as amended. Capital Crossing Preferred does not intend to:

•	invest in the securities of other issuers for the purpose of exercising control over such issuers;

•	underwrite securities of other issuers;

•	actively trade in loans or other investments;

•	offer securities in exchange for property; or

•	make loans to third parties, including without limitation officers, directors or other affiliates of Capital Crossing Preferred.
      Capital Crossing Preferred may, under certain circumstances, and subject to applicable federal and state laws and the requirements for qualifying as a REIT, purchase Series A, Series C or Series D preferred shares in the open market or otherwise, for redemption by Capital Crossing Preferred. Any such redemption may generally only be effected with the prior approval of the FDIC.
      Capital Crossing Preferred currently intends to make investments and operate its business at all times in such a manner as to be consistent with the requirements of the Internal Revenue Code to qualify as a REIT. However, future economic, market, legal, tax or other considerations may cause the Board of Directors to determine that it is in the best interests of Capital Crossing Preferred and its stockholders to revoke its REIT status which would have the immediate result of subjecting Capital Crossing Preferred to federal income tax at regular corporate rates.
      Under the advisory agreement, Capital Crossing monitors and reviews Capital Crossing Preferred’s compliance with the requirements of the Internal Revenue Code regarding Capital Crossing Preferred’s qualification as a REIT on a quarterly basis and has an independent public accounting firm, selected by the Board of Directors of Capital Crossing Preferred, periodically review the results of Capital Crossing’s analysis.
Servicing
      The loans in Capital Crossing Preferred’s portfolio are serviced by Capital Crossing pursuant to the terms of the master service agreement. Capital Crossing in its role as servicer under the terms of the master service agreement receives an annual servicing fee equal to 0.20%, payable monthly, on the gross average outstanding principal balances of loans serviced for the immediately preceding month. For the years ended December 31, 2004, 2003 and 2002, Capital Crossing Preferred incurred $302,000, $460,000 and $518,000, respectively, in servicing fees to Capital Crossing.
      The master service agreement requires Capital Crossing to service the loan portfolio in a manner substantially the same as for similar work performed by Capital Crossing for transactions on its own behalf. Capital Crossing collects and remits principal and interest payments, maintains perfected collateral positions, submits and pursues insurance claims and initiates and supervises foreclosure proceedings on the loan portfolio it services. Capital Crossing also provides accounting and reporting services required by Capital Crossing Preferred for such loans. Capital Crossing Preferred may also direct Capital Crossing to dispose of any loans which become classified, placed on non-performing status, or are renegotiated due to financial deterioration of the borrower. Capital Crossing is required to pay all expenses related to the performance of its duties under the master service agreement. Capital Crossing may institute foreclosure proceedings and foreclose, manage and protect the mortgaged premises, including exercising any power of sale contained in any mortgage or deed of trust, obtaining a deed-in-lieu-of-foreclosure or otherwise acquiring title to a mortgaged property underlying a mortgage loan by operation of law or otherwise in accordance with the terms of the master service agreement.
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
      When any mortgaged property underlying a mortgage loan is conveyed by a mortgagor, Capital Crossing generally, upon notice of the conveyance, will enforce any due-on-sale clause contained in the mortgage loan, to the extent permitted under applicable law and governmental regulations. The terms of a particular mortgage loan or applicable law, however, may prohibit Capital Crossing from exercising the due-on-sale clause under certain circumstances related to the security underlying the mortgage loan and the buyer’s ability to fulfill the obligations under the related mortgage note.
Advisory Services
      Capital Crossing Preferred has entered into an advisory agreement with Capital Crossing to administer the day-to-day operations of Capital Crossing Preferred. Capital Crossing is paid an annual advisory fee equal to 0.05%, payable monthly, of the gross average outstanding principal balances of Capital Crossing Preferred’s loans for the immediately preceding month, plus reimbursement for certain expenses incurred by Capital Crossing as advisor. For the years ended December 31, 2004, 2003 and 2002, Capital Crossing Preferred incurred $75,000, $115,000, and $130,000, respectively, in advisory fees payable to Capital Crossing. As advisor, Capital Crossing is responsible for:

•	monitoring the credit quality of the loan portfolio held by Capital Crossing Preferred;

•	advising Capital Crossing Preferred with respect to the acquisition, management, financing and disposition of its loans and other assets; and

•	maintaining the corporate and shareholder records of Capital Crossing Preferred.
      Capital Crossing may, from time to time, subcontract all or a portion of its obligations under the advisory agreement to one or more of its affiliates involved in the business of managing mortgage assets or, with the approval of a majority of Capital Crossing Preferred’s Board of Directors as well as a majority of our independent directors, subcontract all or a portion of its obligations under the advisory agreement to unrelated third parties. Capital Crossing will not, in connection with the subcontracting of any of its obligations under the advisory agreement, be discharged or relieved in any respect from its obligations under the advisory agreement.

      The advisory agreement had an initial term of five years, and currently is renewed each year for an additional one-year period unless Capital Crossing Preferred delivers notice of nonrenewal to Capital Crossing. Capital Crossing Preferred may terminate the advisory agreement at any time upon 90 days’ prior notice. As long as any Series A preferred shares, any Series C preferred shares or any Series D preferred shares remain outstanding, any decision by Capital Crossing Preferred either not to renew the advisory agreement or to terminate the advisory agreement must be approved by a majority of its Board of Directors, as well as by a majority of its independent directors. Other than the servicing fee and the advisory fee, Capital Crossing will not be entitled to any fee for providing advisory and management services to Capital Crossing Preferred.
Description of Loan Portfolio
      To date, all of Capital Crossing Preferred’s loans have been acquired or were contributed from Capital Crossing. Capital Crossing Preferred’s loan portfolio may or may not have the characteristics described below at future dates.
      The following table sets forth information regarding the composition of the loan portfolio at the dates indicated:

	December 31,

	2004	2003	2002	2001	2000

	(In Thousands)
Mortgage loans on real estate:
Commercial real estate	$94,279	$120,317	$191,567	$106,291	$98,842
Multi-family residential	39,912	50,390	77,598	55,868	72,520
Land	4,274	5,481	5,821	1,214	587
One-to-four family residential	1,045	1,714	2,529	3,073	6,268

	139,510	177,902	277,515	166,446	178,217
Secured commercial	—	—	—	—	209
Other	26	28	—	—	29

Total loans, gross	139,536	177,930	277,515	166,446	178,455
Less:
Non-amortizing discount	(883)	(1,524)	(8,158)	(6,062)	(6,704)
Amortizing discount	(14,659)	(17,962)	(23,926)	(8,257)	(5,262)
Net deferred loan fees	(62)	(92)	(112)	(92)	(82)
Allowance for loan losses	(2,497)	(3,281)	(7,354)	(4,659)	(3,795)

Loans, net	$121,435	$155,071	$237,965	$147,376	$162,612

      The following table sets forth certain information regarding the geographic location of properties securing the mortgage loans in the loan portfolio at December 31, 2004:

			Percentage of
	Number of	Principal	Total Principal
Location	Loans	Balance	Balance

	(In Thousands)
California	216	$65,880	47.22%
Florida	20	8,572	6.14
Pennsylvania	4	7,040	5.05
Nevada	5	5,227	3.75
Connecticut	36	4,828	3.46
North Dakota	11	3,673	2.63
New Hampshire	23	3,523	2.53
Missouri	7	3,201	2.29
Texas	8	3,183	2.28
All others	121	34,383	24.65

	451	$139,510	100.00%

      The following tables set forth information regarding maturity, contractual interest rate and principal balance of all loans in the loan portfolio at December 31, 2004:

			Percentage of
	Number of	Principal	Total Principal
Period Until Maturity	Loans	Balance	Balance

	(In Thousands)
Six months or less	32	$9,284	6.65%
Greater than six months to one year	17	2,588	1.85
Greater than one year to three years	74	7,361	5.28
Greater than three years to five years	43	9,534	6.83
Greater than five years to ten years	94	32,397	23.22
Greater than ten years	193	78,372	56.17

	453	$139,536	100.00%

			Percentage of
	Number of	Principal	Total Principal
Contractual Interest Rate	Loans	Balance	Balance

	(In Thousands)
Less than 4.00%	15	$1,619	1.16%
4.00 to 4.49	169	66,998	48.01
4.50 to 4.99	13	2,280	1.63
5.00 to 5.49	25	3,480	2.49
5.50 to 5.99	15	2,071	1.48
6.00 to 6.49	34	6,358	4.56
6.50 to 6.99	49	13,293	9.53
7.00 to 7.49	24	15,398	11.04
7.50 to 7.99	12	5,895	4.22
8.00 to 8.49	17	6,294	4.51
8.50 to 8.99	13	3,980	2.85
9.00 to 9.49	10	1,901	1.36
9.50 to 9.99	23	858	0.62
10.00 to 10.49	8	2,381	1.71
10.50 to 10.99	10	3,485	2.50
11.00% and above	16	3,245	2.33

	453	$139,536	100.00%

			Percentage of
	Number of	Principal	Total Principal
Principal Balance	Loans	Balance	Balance

	(In Thousands)
$50,000 and less	127	$3,011	2.16%
Greater than $50,000 to $100,000	67	5,042	3.61
Greater than $100,000 to $250,000	102	16,787	12.03
Greater than $250,000 to $500,000	77	27,065	19.40
Greater than $500,000 to $1,000,000	46	32,341	23.18
Greater than $1,000,000 to $2,000,000	27	34,606	24.80
Greater than $2,000,000 to $3,000,000	5	12,404	8.89
Greater than $3,000,000 to $4,000,000	1	3,531	2.53
Greater than $4,000,000 to $5,000,000	1	4,749	3.40

	453	$139,536	100.00%

      Loan Purchasing Activities. A substantial portion of Capital Crossing Preferred’s loan portfolio consists of loans which were purchased by Capital Crossing from third parties. These loans primarily are secured by commercial real estate, multi-family or one-to-four family residential real estate or land located throughout the United States. These loans generally were purchased at discounts from their then outstanding principal balances and have been purchased from sellers in the financial services industry or government agencies. Capital Crossing does not utilize any specific threshold underwriting criteria in evaluating individual loans or pools of loans for purchase, but rather evaluates each individual loan, if it is purchasing an individual loan, or pool of loans, if it is purchasing a pool of loans, on a case by case basis in making a purchase decision as described in more detail below.
      Prior to acquiring a loan or portfolio of loans, Capital Crossing’s loan acquisition group conducts a comprehensive review and evaluation of the loan or loans to be acquired in accordance with its credit policy for purchased loans. This review includes an analysis of information provided by the seller, including credit and collateral files, a review and valuation of the underlying collateral and a review, where applicable, of the adequacy of the income generated by the property to repay the loan. This review is conducted by Capital Crossing’s in-house loan acquisition group, which includes credit analysts, real estate appraisers, environmental specialists and legal counsel.
      The estimated value of the real property collateralizing the loan is determined by Capital Crossing’s in-house appraisal group which considers, among other factors, the type of property, its condition and location and its highest and best use in its marketplace. In many cases, real estate brokers and/or appraisers with specific knowledge of the local real estate market are also consulted. For larger loans, members of Capital Crossing’s in-house loan acquisition group typically visit the real property collateralizing the loan, conduct a site inspection and conduct an internal rental analysis of similar commercial properties in the local area. Capital Crossing analyzes the current and likely future cash flows generated by the collateral to repay the loan. Capital Crossing also considers minimum debt service coverage ratios, consisting of the ratio of net operating income to total principal and interest payments. New tax and title searches may also be obtained to verify the status of any prior liens on the collateral. Capital Crossing’s in-house environmental specialists review available information with respect to each property collateralizing a loan to assess potential environmental risk.
      In order to determine the amount that Capital Crossing is willing to bid to acquire individual loans or loan pools, Capital Crossing considers, among other factors:

•	the collateral securing the loan;

•	the financial resources of the borrowers or guarantors, if any;

•	the recourse nature of the loan;

•	the age and performance of the loan;

•	the length of time during which the loan has performed in accordance with its repayment terms;

•	geographic location;

•	the yield expected to be earned; and

•	servicing restrictions, if any.
      In addition to the factors listed above, Capital Crossing also considers the amount it may realize through collection efforts or foreclosure and sale of the collateral, net of expenses, and the length of time and costs required to complete the collection or foreclosure process in the event a loan becomes non-performing or is non-performing at the purchase date. Under Capital Crossing’s credit policy for purchased loans, all bids are subject to the approval of Capital Crossing’s Chairman or President and any individual loan relationship whose allocated purchase price exceeds $7.5 million is subject to approval by Capital Crossing’s Loan and Investment Committee which consists of Capital Crossing’s Chairman, President, three independent directors and certain other executive officers of Capital Crossing.
      Loan Servicing and Asset Resolution. Capital Crossing has a number of asset managers that are divided into management teams. Loans are assigned to asset managers based on their size and performance status. Additionally, Dolphin Capital employees assist in the servicing of smaller balance loans by making collection calls when such loans become delinquent. In the event that a purchased loan becomes delinquent, or if it is delinquent at the time of purchase, Capital Crossing promptly initiates collection activities. If a delinquent loan becomes non-performing, Capital Crossing may pursue a number of alternatives with the goal of maximizing the overall return on each loan in a timely manner. During this period, Capital Crossing Preferred does not recognize interest income on such loans unless regular payments are being made. In instances when a loan is not returned to performing status, Capital Crossing may seek resolution through negotiating a discounted pay-off with borrowers, which may be accomplished through refinancing by the borrower with another lender, restructuring the loan to a level that is supported by existing collateral and debt service capabilities, or foreclosure and sale of the collateral.

Asset Quality
      Payment Status of Loan Portfolio. The following table sets forth certain information relating to the payment status of loans, net in the loan portfolio at the dates indicated:

	December 31,

	2004	2003	2002	2001	2000

	(In Thousands)
Current	$121,077	$158,314	$242,151	$149,256	$166,146
Over thirty days to eighty-nine days past due	1,360	113	1,659	2,718	123
Ninety days or more past due	—	—	—	—	—

Total performing loans, net	122,437	158,427	243,810	151,974	166,269
Non-performing loans	1,557	17	1,621	153	220

Total loan portfolio, net	$123,994	$158,444	$245,431	$152,127	$166,489

      Capital Crossing Preferred’s determination that a purchased loan is delinquent is made prospectively based upon the repayment schedule of the loan following the date of purchase by Capital Crossing and not from the origination date of the loan. Thus, if a borrower was previously in default under the loan (and the loan was not initially purchased as a “non-performing” loan), such default is disregarded by Capital Crossing Preferred in making a determination as to whether or not the purchased loan is delinquent. For example, if Capital Crossing acquires a loan that is past due at the time of acquisition, that loan would not be considered delinquent until it was 90 days past due from Capital Crossing’s purchase date. If Capital Crossing acquires a loan which is contractually delinquent, management evaluates the collectibility of principal and interest and interest would not be accrued when the collectibility of principal and interest is not probable or estimable. Interest income on purchased non-performing loans is accounted for using either the cash basis or the cost recovery method, whereby any amounts received are applied against the recorded amount of the loan. A determination as to which method is used is made on a case-by-case basis.
      As servicing agent for Capital Crossing Preferred’s loan portfolio, Capital Crossing will continue to monitor Capital Crossing Preferred’s loans through its review procedures and updated appraisals. Additionally, in order to monitor the adequacy of cash flows on income-producing properties, Capital Crossing generally obtains financial statements and other information from the borrower and the guarantor, including, but not limited to, information relating to rental rates and income, maintenance costs and an update of real estate property tax payments.
Impaired Loans
      Capital Crossing Preferred considers a purchased loan impaired when, based on current information and events, it determines that current estimated cash flows are less than the cash flows estimated by Capital Crossing at the date of purchase of the loan by Capital Crossing. A loan originated by Capital Crossing is considered impaired when, based on current information and events, it is probable that Capital Crossing Preferred will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impairment is measured on a loan-by-loan basis by comparing the recorded investment in the loan to the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Substantially all of Capital Crossing Preferred’s loans which have been identified as impaired have been measured by the fair value of the existing collateral. At December 31, 2004, Capital Crossing Preferred had a net recorded investment in impaired loans of $1.6 million. No additional funds are committed to be advanced in connection with impaired loans. For additional information see Notes 1 and 2 to the Financial Statements.

Non-Performing Assets
      The performance of Capital Crossing Preferred’s loan portfolio is evaluated regularly by management. Management generally classifies a loan as non-performing when the collectibility of principal and interest is ninety days or more past due or the collection of principal and interest is not probable or estimable.
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
      Loans are returned to accrual status when the loan is brought current in accordance with management’s anticipated cash flows at the time of loan acquisition or origination.
      When Capital Crossing Preferred classifies problem assets, it may establish specific allowances for loan losses or specific non-amortizing discount allocations in amounts deemed prudent by management. When Capital Crossing Preferred identifies problem loans or a portion thereof, as a loss, it will charge-off such amounts or set aside specific allowances or non-amortizing discount equal to the total loss. All of Capital Crossing Preferred’s loans are reviewed monthly to determine which loans are to be placed on non-performing status. In addition, Capital Crossing Preferred’s determination as to the classification of its assets and the amount of its valuation allowances is reviewed by the Massachusetts Commissioner of Banks and the FDIC during their examinations of Capital Crossing, which may result in the establishment of additional general or specific loss allowances.
      The following table sets forth the amount of non-performing assets by category at the dates indicated:

	December 31,

	2004	2003	2002	2001	2000

	(Dollars in Thousands)
Non-performing loans, net:
Commercial real estate	$1,557	$2	$1,601	$—	$220
Multi-family real estate	—	15	20	153	—

Non-performing loans, net	1,557	17	1,621	153	220

Other real estate owned	—	—	—	—	—

Non-performing assets, net	$1,557	$17	$1,621	$153	$220

Non-performing loans, net, as a percent of loans, net of discount and deferred loan income	1.26%	0.01%	0.66%	0.10%	0.13%
Non-performing assets, net, as a percent of total assets	0.72	0.01	0.49	0.06	0.10
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

      The non-amortizing discount is not accreted into income until management determines that the amount and timing of the related cash flows are reasonably estimable and collection is probable. If cash flows cannot be reasonably estimated for any loan, and collection is not probable, the cost recovery method of accounting is used. Under the cost recovery method, any amounts received are applied against the recorded amount of the loan. Non-amortizing discount is generally offset against the related principal balance when the amount at which a loan or lease is resolved or restructured is determined. There is no effect on Capital Crossing Preferred’s income statement as a result of these reductions.
      Subsequent to acquisition, if cash flow projections improve, and management determines that the amount and timing of the cash flows related to the non-amortizing discount are reasonably estimable and collection is probable, the corresponding decrease in the non-amortizing discount is transferred to the amortizing portion and is accreted into interest income over the remaining life of the loan on the interest method.
      Included in net loans, at December 31, 2004 and 2003, are approximately $1.8 million and $6.7 million (of which none are non-performing), respectively, for which the net recorded investment represents the amortized cost of these loans, where at acquisition, the amounts of reasonably estimable and probable discounted future cash collections were less than the contractual balances owed. These loans were purchased at a price to yield a market rate of interest after considering the credit quality of the loans at acquisition and the aforementioned expected future cash collections. The excess of the contractual balances over the amount of reasonably estimable and probable discounted future cash collections represents the predominant portion of the $883,000 and $1.5 million of non-amortizing discount at December 31, 2004 and 2003, respectively.
      The following table sets forth certain information relating to the activity in the non-amortizing discount for the years indicated:

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In Thousands)
Balance at beginning of year	$1,524	$8,158	$6,062	$6,704	$7,318
Accretion	(94)	(967)	(2,007)	(2,523)	(614)
Transfers to amortizing portion upon improvements in cash flows	(436)	(2,273)	(194)	(112)	—
Additions in connection with loans acquired from Capital Crossing	—	—	8,131	2,764	1,022
Net reductions related to resolutions and restructures	—	(35)	(1,139)	(587)	(734)
Net reductions relating to loans sold or distributed	(111)	(3,359)	(2,695)	(184)	(288)

Balance at end of year	$883	$1,524	$8,158	$6,062	$6,704

      Allowance for Loan Losses. Capital Crossing Preferred maintains an allowance for loan losses that are known and inherent in its loan portfolio. The allowance for loan losses is increased or decreased through a provision or credit for loan losses included in earnings. Additionally, the allowance for loan losses is increased upon allocation of purchase discount upon acquisition of loans and decreased upon sales and payoffs of loans for which a related allowance remains unused. The allocation of allowance at the time of acquisition of a loan is generally finalized no later than ninety days from the date of purchase. Reductions in connection with sales are included in the calculation of the gain or loss, and reductions related to payoffs are recorded as credits for loan losses. Loans are charged-off when they are deemed to be uncollectible, or partially charged-off when a portion of a loan is deemed uncollectible. Subsequent recoveries, if any, are credited to the allowance when cash payments are received.
      Capital Crossing Preferred performs reviews of its loan portfolio to identify loans for which specific allocations are considered prudent. Specific allocations include the results of measuring impaired loans under Statement of Financial Accounting Standards (“SFAS”) No. 114. General risk allocations are determined by a formula whereby the loan portfolio is stratified by type and by internal risk rating categories. Loss factors are then applied to each strata based on various considerations including historic loss experience, delinquency trends, current economic conditions, industry standards and regulatory guidelines. This amount is adjusted from time to time based upon actual experience. An additional allowance is maintained based on a judgment by management after consideration of qualitative and quantitative assessments of certain factors including regional credit concentration, industry concentration, results of regulatory examinations, historical loss ranges, portfolio composition, economic conditions such as interest rates and energy costs and other changes in the portfolio. The allowance for loan losses is management’s estimate of the probable loan losses incurred as of the balance sheet date.
      Additional factors influencing the calculation of the allowance for loan losses are particular concentrations within the portfolio, including the geographic concentration of loans in California, which accounted for approximately 47.22% of the portfolio at December 31, 2004, and concentrations of loans to individual borrowers.
      Capital Crossing Preferred’s allowance for loan losses at December 31, 2004 was $2.5 million. The determination of this allowance requires the use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. In addition, regulatory agencies periodically review the adequacy of the allowance for loan losses and may require Capital Crossing Preferred to make additions to its allowance for loan losses. While management believes its estimates and assumptions are reasonable, there can be no assurance that they will be proven to be correct in the future. The actual amount of future provisions that may be required cannot be determined, and such provisions may exceed the amounts of past provisions. Management believes that the allowance for loan losses is adequate to absorb the known and inherent risks in Capital Crossing Preferred’s loan portfolio at each date based on the facts known to management as of such date. Management continues to monitor and modify the allowances for general and specific loan losses as economic conditions dictate.
      Effective January 1, 2005, and as a result of the required adoption of Statement of Position (“SOP”) No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” Capital Crossing Preferred’s allowance for loan loss methodology will change. SOP No. 03-3 prohibits “carrying over” or the creation of valuation allowances in the initial accounting of all loans acquired in a loan pool purchase and impaired loans acquired in a business combination. Valuation allowances should reflect only those losses incurred by the investor after acquisition. Effective January 1, 2005, Capital Crossing Preferred will no longer be allowed to increase the allowance through transfers from purchase discount. Additionally, general risk allocations will no longer be applied to purchased loans. Only specific allocations based upon the results of measuring loans that become impaired subsequent to purchase under SFAS No. 114 will be considered in the calculation of the allowance for loan losses for purchased loans. Consequently, it is anticipated that the allowance for loan losses will decline subsequent to the adoption of SOP No. 03-3 as credits for loan losses may continue to be recorded if loans pay off and allowance allocations related to these loans are not required.

      The following table sets forth management’s allocation of the allowance for loan losses by loan category and the percentage of the loans in each category to total loans in each category with respect to the loan portfolio at the dates indicated:

	December 31,

	2004		2003		2002		2001		2000

		% of		% of		% of		% of		% of
	Allowance	Gross	Allowance	Gross	Allowance	Gross	Allowance	Gross	Allowance	Gross
	for Loan	Loans	for Loan	Loans	for Loan	Loans	for Loan	Loans	for Loan	Loans
	Losses	to Total	Losses	to Total	Losses	to Total	Losses	to Total	Losses	to Total

	(Dollars in Thousands)
Loan Categories:
Commercial real estate and land	$2,052	70.63%	$2,691	70.70%	$5,660	71.13%	$2,766	64.59%	$2,321	55.70%
Multi-family residential	437	28.60	579	28.32	1,662	27.96	1,788	33.56	1,372	40.64
One-to-four family residential	8	0.75	11	0.96	32	0.91	105	1.85	100	3.51
Other	—	0.02	—	0.02	—	—	—	—	2	0.15

Total	$2,497	100.00%	$3,281	100.00%	$7,354	100.00%	$4,659	100.00%	$3,795	100.00%

Employees
      Capital Crossing Preferred has six officers, including three executive officers. Each officer of Capital Crossing Preferred currently is also an officer and/or director of Capital Crossing. Capital Crossing Preferred will maintain corporate records and audited financial statements that are separate from those of Capital Crossing. Capital Crossing Preferred does not have any employees because it has retained Capital Crossing to perform all necessary functions pursuant to the advisory agreement and the master service agreement. There are no provisions in Capital Crossing Preferred’s charter limiting any of the officers or directors from having any direct or indirect pecuniary interest in any mortgage asset to be acquired or disposed of by Capital Crossing Preferred or in any transaction in which Capital Crossing Preferred has an interest or from engaging in acquiring and holding mortgage assets. None of the officers or directors currently has, nor is it anticipated that they will have, any such interest in Capital Crossing Preferred’s mortgage assets.
Competition
      Capital Crossing Preferred does not anticipate that it will engage in the business of originating mortgage loans. It does anticipate that it will acquire mortgage assets in addition to those in the loan portfolio and that substantially all these mortgage assets will be acquired from Capital Crossing. The amount of future acquisitions of mortgage assets will be determined based upon the preferred dividend required to be paid by Capital Crossing Preferred and the level of assets required to produce an adequate dividend coverage ratio. Accordingly, Capital Crossing Preferred does not expect to compete with mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers or insurance companies in acquiring its mortgage assets from Capital Crossing. Capital Crossing, however, faces significant competition in the purchase of mortgage loans, which could have an adverse effect on the ability of Capital Crossing Preferred to acquire mortgage loans. If Capital Crossing does not successfully compete in the purchase of mortgage loans, there could be an adverse effect on Capital Crossing Preferred’s business, financial condition and results of operations.
      The banking industry in the United States is part of the broader financial services industry which also includes insurance companies, mutual funds, consumer finance companies and securities brokerage firms. This industry also includes insurance companies, mutual funds, consumer finance companies and the securities brokerage industry. In recent years, intense market demands, technological and regulatory changes and economic pressures have eroded industry classifications which were once clearly defined. More specifically, in 1999, the U.S. Congress enacted the “Gramm-Leach-Bliley Act of 1999” (the “1999 Act”), under which banks are no longer prohibited from associating with, or having management interlocks with, a business organization engaged principally in securities activities. The 1999 Act permits bank holding companies that elect to become financial holding companies to engage in defined securities and insurance activities as well as to affiliate with securities and insurance companies. The 1999 Act also permits banks to have financial subsidiaries that may engage in certain activities not otherwise permissible for banks.
      Existing banks have been forced to diversify their services, increase returns on deposits and become more cost-effective as a result of competition with one another and with other financial services companies, including non-bank competitors. The breakdown in traditional roles has been fueled by the pattern of rapidly fluctuating interest rates in the United States and by significant changes in federal and state laws over the past few years. These statutory changes and corresponding changes in governing regulations have resulted in increasing homogeneity in the products and financial services offered by financial institutions. As a result, some non-bank financial institutions, such as money market funds, have become increasingly strong competitors of banks in certain respects.
      Numerous banks and non-bank financial institutions compete with Capital Crossing for deposit accounts and the acquisition of loans. With respect to deposits, additional significant competition arises from corporate and government debt securities, as well as money market mutual funds. The primary factors in competing for deposit accounts include interest rates, the quality and range of financial services offered and the convenience of office and automated teller machine locations and office hours. Capital Crossing’s competition for acquiring loans includes non-bank financial institutions which may or may not be subject to the same restrictions or regulations as Capital Crossing is. The primary factor in competing for purchased loans is price. The competition for loans has recently increased as a direct result of mergers of banks in New England. These mergers have provided the resulting banks with enhanced financial resources and administrative capacity to compete for assets.
      Capital Crossing faces substantial competition both from other more established banks and from non-bank financial institutions which are aggressively expanding into markets traditionally served by banks. Most of these competitors offer products and services similar to those offered by Capital Crossing, have facilities and financial resources greater than those of Capital Crossing and have other competitive advantages over Capital Crossing.
Environmental Matters
      In the course of its business, Capital Crossing Preferred has acquired, and may in the future acquire through foreclosure, properties securing loans it has purchased which are in default and involve environmental matters. With respect to other real estate owned, there is a risk that hazardous substances or wastes, contaminants or pollutants could be discovered on such properties after acquisition. In such event, Capital Crossing Preferred may be required to remove such substances from the affected properties at its sole cost and expense and may not be able to recoup any of such costs from any third party.

ITEM 2.	PROPERTIES
      Capital Crossing Preferred conducts its business out of the corporate headquarters of Capital Crossing, located at 101 Summer Street, Boston, Massachusetts. Capital Crossing Preferred does not reimburse Capital Crossing for the use of such space.

ITEM 3.	LEGAL PROCEEDINGS
      From time to time, Capital Crossing Preferred may be involved in routine litigation incidental to its business, including a variety of legal proceedings with borrowers, which would contribute to Capital Crossing Preferred’s expenses, including the costs of carrying non-performing assets. Capital Crossing Preferred is not currently a party to any such material proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matter was submitted to a vote of security holders during the period covered by this report.

PART II

ITEM 5.	MARKET FOR CAPITAL CROSSING PREFERRED’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
Common Stock
      In connection with its formation on March 20, 1998, Capital Crossing Preferred issued 100 shares of its common stock to Capital Crossing. These shares of common stock were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. There is no established public trading market for the common stock. As of March  6, 2005, there were 100 issued and outstanding shares of common stock, all of which were held by Capital Crossing.
      During 2004, 2003 and 2002, dividends of $19.6 million, $16.1 million, and $23.5 million were paid to the common stockholder. In 2003, dividends of $1.0 million were in the form of mortgage loans. In addition, during 2004, returns of capital totaling $30.4 were paid to the common stockholder. In 2003, returns of capital of $8.3 million were in the form of mortgage loans.
Preferred Stock
      On March 31, 1998, Capital Crossing capitalized Capital Crossing Preferred by transferring mortgage loans valued at $140.7 million in exchange for 1,000 shares of Capital Crossing Preferred’s 8% Cumulative Non-Convertible Preferred Stock, Series B, valued at $1.0 million and 100 shares of Capital Crossing Preferred’s common stock valued at $139.7 million. The carrying value of these loans approximated their fair values at the date of contribution.
      On February 1, 1999, Capital Crossing Preferred closed its public offering of 1,260,000 shares of its 9.75% Non-cumulative exchangeable preferred stock, Series A. On February 12, 1999, Capital Crossing Preferred sold an additional 156,130 Series A preferred shares in connection with the underwriters’ exercise of their overallotment option. The net proceeds to Capital Crossing Preferred from the sale of Series A preferred shares were $12.6 million. Series A preferred stock is redeemable at the option of Capital Crossing Preferred, with the prior consent of the FDIC, for shares of Capital Crossing’s 9.75% non-cumulative preferred stock, Series C.
      On May 31, 2001, Capital Crossing Preferred closed its public offering of 1,840,000 shares (including 240,000 shares issued upon the exercise of the underwriters’ overallotment option) of its 10.25% Non-cumulative exchangeable preferred stock, Series C. The net proceeds to Capital Crossing Preferred from the sale of Series C preferred shares were $16.9 million. Series C preferred stock is redeemable at the option of Capital Crossing Preferred on or after May 31, 2006, with the prior consent of the FDIC, for shares of Capital Crossing’s 10.25% Non-cumulative preferred stock, Series D.
      On May 11, 2004, Capital Crossing Preferred closed its public offering of 1,500,000 shares of its 8.50% Non-cumulative exchangeable preferred stock, Series D. The net proceeds to Capital Crossing Preferred from the sale of Series D preferred shares were $35.3 million. Series D preferred stock is redeemable at the option of Capital Crossing Preferred on or after July 15, 2009, with the prior consent of the FDIC, for shares of Capital Crossing’s 8.50% Non-cumulative preferred stock, Series E.
Dividend Policy
      Capital Crossing Preferred currently expects to pay an aggregate amount of dividends with respect to its outstanding shares of capital stock equal to substantially all of its REIT taxable income. In order to remain qualified as a REIT, Capital Crossing Preferred must distribute annually at least 90% of its REIT taxable income, excluding capital gains, to stockholders. Because in general it will be in Capital Crossing Preferred’s interest, and in the interests of its stockholders, to remain qualified as a REIT, this tax requirement creates a significant incentive to declare and pay dividends when Capital Crossing Preferred has sufficient resources to do so. Capital Crossing, as holder of all of Capital Crossing Preferred’s common stock, controls the election of all of its directors and also has a significant interest in having full dividends paid on its preferred shares. Capital Crossing Preferred anticipates that none of the dividends on outstanding preferred shares will constitute non-taxable returns of capital.
      Dividends will be declared at the discretion of the Board of Directors after considering Capital Crossing Preferred’s distributable funds, financial requirements, tax considerations and other factors. Capital Crossing Preferred’s distributable funds will consist primarily of interest and principal payments on the mortgage assets, and Capital Crossing Preferred anticipates that a significant portion of such assets will earn interest at adjustable rates. Accordingly, if there is a decline in interest rates, Capital Crossing Preferred will experience a decrease in income available to be distributed to its stockholders. In a period of declining interest rates, Capital Crossing Preferred also may find it difficult to purchase additional mortgage assets bearing rates sufficient for it to be able to pay dividends on the Series A, Series C and Series D preferred shares.
      The FDIC’s prompt corrective action regulations prohibit entities such as Capital Crossing from making “capital distributions,” which include a transaction that the FDIC determines, by order or regulation, to be “in substance a distribution of capital,” unless the institution is at least adequately capitalized after the distribution. There can be no assurances that the FDIC would not seek to restrict Capital Crossing Preferred’s payment of dividends on the Series A, Series C and Series D preferred shares under these regulations if Capital Crossing were to fail to maintain a status of at least adequately capitalized. Currently, an institution is considered adequately capitalized if it has a total risk-based capital ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a Tier 1 leverage ratio of at least 4.0%. At December 31, 2004, Capital Crossing’s total risk-based capital ratio was 18.74%, Tier 1 risk-based capital ratio was 13.37% and Tier 1 leverage ratio was 11.15%. Capital Crossing’s Board of Directors authorized a stock repurchase program whereby, following the required approvals from the FDIC, Capital Crossing is permitted to repurchase shares of its common stock in the open market or in privately negotiated transactions, subject to regulatory considerations. As part of its common stock repurchase program, Capital Crossing has agreed with the FDIC to maintain, for so long as the repurchase program continues, its Tier 1 leverage ratio at least 7.0% and that it remains well-capitalized.
      In addition, the automatic exchange of shares of Capital Crossing preferred stock for shares of Capital Crossing Preferred Series A, Series C or Series D preferred shares may take place under circumstances in which Capital Crossing will be considered less than adequately capitalized for purposes of the FDIC’s prompt corrective action regulations. Thus, at the time of the automatic exchange, Capital Crossing would likely be prohibited from paying dividends on its preferred shares, including its preferred shares issued in exchange for Capital Crossing Preferred’s Series A, Series C or Series D preferred shares. Further, Capital Crossing’s ability to pay dividends on its preferred shares following the automatic exchange also would be subject to various restrictions under FDIC regulations and a resolution of Capital Crossing’s Board of Directors. If Capital Crossing did pay dividends on its preferred shares, such dividends would be paid out of its capital surplus.
      Under certain circumstances, including a determination that Capital Crossing’s relationship with Capital Crossing Preferred results in an unsafe and unsound banking practice, federal and state regulatory authorities will have additional authority to restrict Capital Crossing Preferred’s ability to make dividend payments to its stockholders.

ITEM 6.	SELECTED FINANCIAL DATA

	As of and for the Year Ended December 31,

	2004		2003		2002		2001		2000

	(Dollars in Thousands)
Financial condition data:
Total assets	$217,686		$221,853		$331,994		$236,365		$219,183
Loans, gross	$139,536		$177,930		$277,515		$166,446		$178,455
Total discount	(15,542)		(19,486)		(32,084)		(14,319)		(11,966)
Allowance for loan losses	(2,497)		(3,281)		(7,354)		(4,659)		(3,795)
Deferred loan fees	(62)		(92)		(112)		(92)		(82)

Loans, net	$121,435		$155,071		$237,965		$147,376		$162,612

Cash and cash equivalents	$95,407		$65,845		$92,710		$87,989		$55,312
Stockholders’ equity	216,169		221,430		331,559		235,948		218,907
Non-performing loans, net	$1,557		$17		$1,621		$153		$220
Other real estate owned, net	—		—		—		—		—

Total non-performing assets, net	$1,557		$17		$1,621		$153		$220

Operations data:
Interest income	$14,512		$21,113		$25,461		$23,598		$22,762
Credit for loan losses	810		3,910		1,500		—		—
Other income	156		3,088		2,512		236		163
Operating expenses	(610)		(531)		(753)		(498)		(343)

Net income	14,868		27,580		28,720		23,336		22,582
Preferred stock dividends	(5,387)		(3,342)		(3,342)		(2,562)		(1,459)

Net income available to common shareholder	$9,481		$24,238		$25,378		$20,774		$21,123

Ratio of earnings to fixed charges and preferred stock dividends	2.76	X	8.25	X	8.59	X	9.11	X	15.48	X
Selected other information:
Non-performing assets, net, as a percent of total assets	0.72%		0.01%		0.49%		0.06%		0.10%
Non-performing loans, net, as a percentage of loans, net of discount and deferred loan income	1.26		0.01		0.66		0.10		0.13
Total discount as a percent of gross loans	11.14		10.95		11.56		8.60		6.71
Allowance for loan losses as a percent of total loans, net of discount and deferred loan fees	2.01		2.07		3.00		3.06		2.28
Allowance for loan losses as a percent of non-performing loans, net	160.37		19,300.00		453.67		3,045.10		1,725.00

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For purposes of these Acts, any statement that is not a statement of historical fact may be deemed a forward-looking statement. For example, statements containing the words “believes,” “anticipates,” “plans,” “expects,” “estimates,” “intends,” “may,” “projects,” “will,” “would,” and similar expressions may be forward-looking statements. Capital Crossing Preferred cautions investors not to place undue reliance on any forward-looking statements in this Annual Report on Form 10-K. Capital Crossing Preferred undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. There are a number of factors that could cause Capital Crossing Preferred’s actual results to differ materially from those indicated by these forward-looking statements, including without limitation the factors set forth below under the caption “CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS.” These factors and the other cautionary statements made in this annual report should be read as being applicable to all related forward-looking statements wherever they appear in this annual report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, Capital Crossing Preferred’s actual results, performance, or achievements may vary materially from any future results, performance, or achievements expressed or implied by these forward-looking statements.
Executive Level Overview
      Net income available to common shareholder decreased $14.8 million, or 60.9%, to $9.5 million in 2004 compared to $24.2 million in 2003 and decreased $1.1 million or 4.5%, in 2003 compared to $25.4 million for 2002. The decrease from 2003 to 2004 is primarily the result of declines in interest income, credit for loan losses and gains on distribution of loans to the common stockholder. In addition, there was an increase in preferred stock dividends attributable to the issuance of Series D preferred stock on May 11, 2004. The decrease from 2002 to 2003 is primarily the result of a decline in interest income partially offset by an increased credit for loan losses and an increase in gains on distribution of loans to the common stockholder.
      All of the mortgage assets in Capital Crossing Preferred’s loan portfolio at December 31, 2004 were acquired from Capital Crossing and it is anticipated that substantially all additional mortgage assets will be acquired from Capital Crossing. As of December 31, 2004, Capital Crossing Preferred held loans acquired from Capital Crossing with gross outstanding principal balances of $139.5 million.
      Commercial mortgage loans constituted approximately 67.6% of the total gross loans in Capital Crossing Preferred’s loan portfolio at December 31, 2004 and commercial mortgage loans are generally subject to greater risks than other types of loans. Capital Crossing Preferred’s commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, tend to have shorter maturities than other mortgage loans and may not be fully amortizing. For these reasons, Capital Crossing Preferred may experience higher rates of default on its mortgage loans than it would if its loan portfolio was more diversified and included a greater number of owner-occupied residential or other mortgage loans.
      Properties underlying Capital Crossing Preferred’s current mortgage assets are also concentrated primarily in California and New England. As of December 31, 2004, approximately 47.2% of the balances of its mortgage loans were secured by properties located in California and 13.4% in New England. In the instance where either region experienced adverse economic, political or business conditions, Capital Crossing Preferred would likely experience higher rates of loss and delinquency on its mortgage loans.
      Lastly, because Capital Crossing Preferred is a subsidiary of Capital Crossing, federal and state regulatory authorities will have the right to examine it and its activities and under certain circumstances, to impose restrictions on Capital Crossing or Capital Crossing Preferred which could impact Capital Crossing Preferred’s ability to conduct its business according to its business plan. For instance, if Capital Crossing’s regulators determine that Capital Crossing’s relationship to Capital Crossing Preferred results in an unsafe and unsound banking practice, the regulators could restrict Capital Crossing Preferred’s ability to transfer assets, to make distributions to its stockholders or even require Capital Crossing to sever its relationship with or divest its ownership interest in Capital Crossing Preferred.
      During the second quarter of 2004, $35.3 million of additional capital was raised through the issuance of 1,500,000 shares of Series D preferred stock. This capital will be utilized to purchase additional mortgage assets and for other corporate purposes. During 2004, Capital Crossing Preferred acquired mortgage assets totaling $4.3 million. Returns of capital of $30.4 million were made during 2004. Decisions regarding the utilization of Capital Crossing Preferred’s cash are based, in large part, on its future commitments to pay preferred stock dividends. During 2004, the loan portfolio was large enough to generate income resulting in earnings, which were 2.76 times fixed charges and preferred stock dividends. Future decisions regarding mortgage asset acquisitions and returns of capital will be based on the level of preferred stock dividends at the time and the required level of income necessary to generate adequate dividend coverage.
      Effective January 1, 2005, and as a result of the required adoption of SOP No. 03-3, Capital Crossing Preferred’s allowance for loan loss methodology will change. SOP No. 03-3 prohibits “carrying over” or the creation of valuation allowances in the initial accounting of all loans acquired in a loan pool purchase and impaired loans acquired in a business combination. Valuation allowances should reflect only those losses incurred by the investor after acquisition. Effective January 1, 2005, Capital Crossing Preferred will no longer be allowed to increase the allowance through allocations from purchase discount. Additionally, general risk allocations will no longer be applied to purchased loans. Only specific allocations based upon the results of measuring loans that become impaired subsequent to purchase under SFAS No. 114 will be considered in the calculation of the allowance for loan losses for purchased loans. Consequently, it is anticipated that the allowance for loan losses will decline subsequent to the adoption of SOP No. 03-3 as credits for loan losses may continue to be recorded if loans pay of or loans are sold and allowance allocations related to these loans are not required.
      As a result of this accounting change, the financial statements of Capital Crossing Preferred may become more difficult to compare with those of its peers. In particular, ratios involving the allowance for loan and lease losses may not be comparable to its peers’ ratios. It is unknown what effect, if any, this accounting change will have in the marketplace with investors and analysts.
Application of Critical Accounting Policies and Estimates
      The SEC requested that all registrants discuss their most “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While Capital Crossing Preferred’s significant accounting policies are more fully described in Note 1 to the Financial Statements, the following is a summary of the accounting policies believed by management to be most critical in their potential effect on Capital Crossing Preferred’s financial position or results of operations:
      Allowance for Loan and Lease Losses. Arriving at an appropriate level of allowance for loan losses requires a high degree of judgment. Capital Crossing Preferred maintains an allowance for probable loan losses that are inherent in its loan portfolio. The initial allowance for loan losses was transferred from Capital Crossing at the time of the initial transfer of loans to Capital Crossing Preferred and additional transfers are made in connection with each transfer of loans from Capital Crossing. Additionally, the allowance for loan losses is increased upon allocation of purchase discount upon acquisition of loans and decreased upon sales or payoffs of loans for which a related allowance remains unused. The allocation of allowance at the time of acquisition is generally finalized no later than ninety days from the date of purchase. Reductions in connection with sales are included in the calculation of the gain or loss, and reductions related to pay-offs are recorded as a credit for loan losses. Loan losses are charged against the allowance when management believes the net investment of the loan, or a portion thereof, is uncollectible. Subsequent recoveries, if any, are credited to the allowance when cash payments are received.
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
      Effective January 1, 2005, and as a result of the required adoption of SOP No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” Capital Crossing Preferred’s allowance for loan loss methodology will change. SOP No. 03-3 prohibits “carrying over” or the creation of valuation allowances in the initial accounting of all loans acquired in a loan pool purchase and impaired loans acquired in a business combination. Valuation allowances should reflect only those losses incurred by the investor after acquisition. Effective January 1, 2005, Capital Crossing Preferred will no longer be allowed to increase the allowance through transfers from purchase discount. Additionally, general risk allocations will no longer be applied to purchased loans. Only specific allocations based upon the results of measuring loans that become impaired subsequent to purchase under SFAS No. 114 will be considered in the calculation of the allowance for loan losses for purchased loans. Consequently, it is anticipated that the allowance for loan losses will decline subsequent to the adoption of SOP No. 03-3 as credits for loan losses may continue to be recorded if loans pay off and allowance allocations related to these loans are not required.
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
      When a loan is paid-off, the excess of any cash received over the net investment is recorded as interest income. In addition to the amount of purchase discount that is recognized at that time, income may also include interest owed by the borrower prior to Capital Crossing Preferred’s acquisition of the loan, interest collected if on non-performing status, prepayment fees and other loan fees.
      Gains and losses on sales of loans are determined using the specific identification method. The excess (deficiency) of any cash received as compared to the net investment is recorded as gain (loss) on sales of loans. There are no loans held for sale at December 31, 2004.
      Changes in interest rates also can affect the value of Capital Crossing Preferred’s loans and its ability to realize gains on the resolution of assets. A significant portion of Capital Crossing Preferred’s earnings results from accelerated interest income resulting from loan payoffs. This type of income can vary significantly from quarter to quarter and year to year based on a number of different factors, including the interest rate environment. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on Capital Crossing Preferred’s loans may lead to a reduction of discount accreted into income, which could have a material adverse effect on its results of operations.
Results of Operations for the Years Ended December 31, 2004, 2003 and 2002

Interest income
      The yields on Capital Crossing Preferred’s interest-earning assets are summarized as follows:

	Years Ended December 31,

	2004			2003			2002

	Average			Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars in Thousands)
Loans, net(1)	$133,833	$13,208	9.87%	$198,333	$19,797	9.98%	$226,122	$23,244	10.28%
Interest-bearing deposits	118,443	1,304	1.10	83,045	1,316	1.58	78,346	2,217	2.83

Total interest-earning assets	$252,276	$14,512	5.75%	$281,378	$21,113	7.50%	$304,468	$25,461	8.36%

(1)	Non-performing loans are excluded from average balance calculations.
      The decline in yield on interest-earning assets from 2003 to 2004 is primarily a result of a decrease in the average balance of loans, in addition to a decline in the interest rate on interest-bearing deposits. The decline in yield on interest-earning assets is due to a shift in the composition of average interest-bearing assets such that average loans represents a smaller percentage of total average interest-bearing assets in 2004 as compared to the same period in 2003. Average loans, net for 2004 totaled $133.8 million compared to $198.3 million for 2003. This decrease is primarily attributable to pay-offs, sales and amortization of loans. During 2004, Capital Crossing Preferred only acquired $4.3 million in loans. No loans were acquired in 2003.
      The decline in yield on interest-earning assets from 2002 to 2003 is a result of a decline in yield on both interest-bearing deposits and the loan portfolio and a decline in total interest-earning assets. The yield on interest-bearing deposits declined due to a decline in overall market rates. The yield on the loan portfolio declined as a result of: (1) a decrease in yield attributable to regularly scheduled interest income as a result of the declining interest rate environment and (2) the purchase or contribution in 2002 of loans from Capital Crossing that were acquired from the Small Business Administration which generate lower regularly scheduled interest and accretion. Average loans, net for 2003 totaled $198.3 million compared to $226.1 million for 2002. This decrease is primarily attributable to pay-offs and amortization of loans in addition to a transfer of loans to Capital Crossing of $6.4 million during the year ended December 31, 2003.

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

	Years Ended December 31,

	2004		2003		2002

	Interest		Interest		Interest
	Income	Yield	Income	Yield	Income	Yield

	(Dollars in Thousands)
Regularly scheduled interest and accretion income	$10,214	7.63%	$15,284	7.70%	$18,120	8.01%
Interest and fee income recognized on loan pay-offs:
Non-amortizing discount	91	0.07	968	0.49	1,956	0.87
Amortizing discount	2,381	1.78	2,712	1.37	2,818	1.25
Other interest and fee income	522	0.39	833	0.42	350	0.15

	2,994	2.24	4,513	2.28	5,124	2.27

	$13,208	9.87%	$19,797	9.98%	$23,244	10.28%

      The amount of loan pay-offs and related discount income is influenced by several factors, including the interest rate environment, the real estate market in particular areas, the timing of transactions, and circumstances related to individual borrowers and loans.
      The average balance of interest-bearing deposits increased $35.4 million to $118.4 million for 2004 compared to $83.0 million for 2003 and increased $4.7 million in 2003 compared to $78.3 million for 2002. The changes in the average balances of interest-bearing deposits are the result of cash flows from loan repayments, the proceeds from the Series D stock offering on May 11, 2004 and proceeds from loans sold offset by periodic dividend payments and returns of capital. The yield on interest-bearing deposits decreased in 2004 and 2003 as a result of a decline in the interest rate environment.

Credit for loan losses
      Capital Crossing Preferred’s loan portfolio generated credits for loan losses of $810,000, $3.9 million and $1.5 million for the years ended December 31, 2004, 2003 and 2002, respectively, to reverse unused general reserves related to loans that have been paid off. The credit for loan losses is based on the volume of loan payoffs. As loans pay off, a credit for loan losses is recorded to reduce allowance allocations related to the loans that have paid-off for which a related allowance remains unused. The allowance for loan losses is based on the size of the portfolio and its historical performance. The determination of this allowance requires management’s use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. Should the loan portfolio continue to decline without utilization of the allowance for loan losses, future credits for loans losses may be necessary.

Other income
      Guarantee fee income for the years ended December 31, 2004, 2003 and 2002 was $80,000 in each year. Effective July 1, 2000, Capital Crossing Preferred entered into an agreement to make certain assets available to be pledged in connection with borrowings of Capital Crossing from the FHLBB. Capital Crossing Preferred receives an annual fee of $80,000 from Capital Crossing under this agreement.
      A gain of $3.0 million was recognized on the distribution of loans to the common stockholder during the third quarter of 2003. These loans were distributed at the estimated fair value on the transfer date, which was higher than the book value of the loans, resulting in the recognition of a gain in connection with this distribution.
      During 2004, there was one loan sale to an unaffiliated third party comprised of two loans, with carrying values of $419,000, resulting in a gain of $76,000. There were no loan sales during 2003. During 2002, there were three loan sales to unaffiliated third parties, comprised of ten loans with carrying values of $5.1 million, which resulted in gains of $2.4 million. Additionally in 2002, four loans totaling $2.6 million were sold to Capital Crossing for no gain.

Operating expenses
      Loan servicing and advisory expenses decreased $198,000, or 34.4%, to $377,000 in 2004 from $575,000 in 2003 and decreased by $73,000, or 11.3%, from $648,000 in 2002. The decreases are a result of the decreases in the average balance of the loan portfolio from year to year.
      There was no other real estate owned income, net during the years ended December 31, 2004 and 2002. Other real estate owned income for the year ended December 31, 2003 is comprised of a gain of $334,000 on the sale of one property to an unaffiliated third party and rental income of $27,000.
      Other general and administrative expenses consisting primarily of professional fees, shareholder relations and printing expenses decreased $84,000, or 26.5%, to $233,000 from $317,000 in 2003 and increased $212,000, or 201.9%, from $105,000 in 2002. The decrease in 2004 is primarily attributable to a decrease in legal fees in connection with loan-related matters. The increase in 2003 is primarily attributable to increases in legal fees in connection with loan-related matters and accounting fees.

Preferred stock dividends
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
Financial Condition

Interest-bearing Deposits with Capital Crossing
      Interest-bearing deposits with Capital Crossing consist entirely of money market accounts. The balance of interest-bearing deposits increased $29.6 million to $95.3 million for 2004 compared to $65.8 million for 2003. The increase in the balance of interest-bearing deposits is the result of cash flows from loan repayments and proceeds from the Series D preferred stock offering, offset by periodic dividend payments and returns of capital.

Loan Portfolio
      The outstanding principal balance of the loan portfolio is summarized as follows:

	December 31,

	2004		2003

	Principal	Percentage	Principal	Percentage
	Balance	of Total	Balance	of Total

	(Dollars in Thousands)
Mortgage loans on real estate:
Commercial real estate	$94,279	67.57%	$120,317	67.62%
Multi-family residential	39,912	28.60	50,390	28.32
Land	4,274	3.06	5,481	3.08
One-to-four family residential	1,045	0.75	1,714	0.96

Total	139,510	99.98	177,902	99.98
Other	26	0.02	28	0.02

Total loans, gross	$139,536	100.00%	$177,930	100.00%

      Capital Crossing Preferred acquires primarily performing commercial real estate and multifamily residential mortgage loans. During 2004, Capital Crossing Preferred acquired $4.3 million in loans from Capital Crossing. There were no loans acquired during 2003, as the existing portfolio was large enough to generate an adequate dividend coverage ratio.
      Capital Crossing Preferred intends that each loan acquired from Capital Crossing in the future will be a whole loan, and will be originated or acquired by Capital Crossing in the ordinary course of its business. Capital Crossing Preferred also intends that all loans held by it will be serviced pursuant to the master service agreement with Capital Crossing.
      Non-performing loans, net of discount, totaled $1.6 million and $17,000 at December 31, 2004 and 2003, respectively. Loans generally are placed on non-performing status and the accrual of interest and accretion of discount are generally discontinued when the collectibility of principal and interest is not probable or estimable. Unpaid interest income previously accrued on such loans is reversed against current period interest income. A loan is returned to accrual status when it is brought current in accordance with management’s anticipated cash flows at the time of acquisition.
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

      At December 31, 2004, 47.2% and 13.4%, respectively, of Capital Crossing Preferred’s total real estate loan portfolio consisted of loans located in California and New England. At December 31, 2003, 44.5% and 14.5%, respectively, of Capital Crossing Preferred’s total loan portfolio consisted of loans in California and New England. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political or business developments or natural hazards in California or New England that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages.
Liquidity Risk Management
      The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of Capital Crossing Preferred’s financial commitments and to capitalize on opportunities for Capital Crossing Preferred’s business expansion. In managing liquidity risk, Capital Crossing Preferred takes into account various legal limitations placed on a REIT.
      Capital Crossing Preferred’s principal liquidity needs are:

•	to maintain an adequate portfolio size through the acquisition of additional mortgage assets as mortgage assets currently in the loan portfolio mature, pay down or prepay, and

•	to pay dividends on the preferred shares and common shares.
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
      Capital Crossing Preferred may also issue additional series of preferred stock. However, Capital Crossing Preferred may not issue additional shares of preferred stock ranking senior to the Series A, Series C or Series D preferred shares without the consent of holders of at least two-thirds of the Series A, Series C and Series D preferred shares, each voting as a separate class, outstanding at that time. Although Capital Crossing Preferred’s charter does not prohibit or otherwise restrict Capital Crossing or its affiliates from holding and voting shares of Series A, Series C or Series D preferred stock, to Capital Crossing Preferred’s knowledge the amount of shares of Series A, Series C and Series D preferred shares held by Capital Crossing or its affiliates is insignificant (less than 1%). Additional shares of preferred stock ranking on a parity with the Series A, Series C and Series D preferred shares may not be issued without the approval of a majority of Capital Crossing Preferred’s independent directors.
Impact of Inflation and Changing Prices
      Capital Crossing Preferred’s asset and liability structure is substantially different from that of an industrial company in that virtually all assets of Capital Crossing Preferred are monetary in nature. Management believes the impact of inflation on financial results depends upon Capital Crossing Preferred’s ability to react to changes in interest rates and by such reaction, reduce the inflationary impact on performance. Interest rates do not necessarily move in the same direction, or at the same magnitude, as the prices of other goods and services.

      Various information shown elsewhere in this annual report will assist the reader in understanding how Capital Crossing Preferred is positioned to react to changing interest rates and inflationary trends. In particular, the discussion of market risk and other maturity and repricing information of Capital Crossing Preferred’s assets is contained in Item 7A, Quantitative and Qualitative Disclosure About Market Risk, of this report.
CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
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
General Business Risks
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

•	a holder of Series A, Series C or Series D preferred shares would be a preferred stockholder of Capital Crossing at a time when Capital Crossing’s financial condition was deteriorating or when Capital Crossing had been placed into bankruptcy, reorganization, conservatorship or receivership and, accordingly, it is unlikely that Capital Crossing would be in a financial position to pay any dividends on the preferred shares of Capital Crossing. An investment in Capital Crossing is also subject to risks that are distinct from the risks associated with an investment in Capital Crossing Preferred. For example, an investment in Capital Crossing would involve risks relating to the capital levels of, and other federal and state regulatory requirements applicable to Capital Crossing and the performance of Capital Crossing’s overall loan portfolio and other business lines. Capital Crossing also has significantly greater liabilities and significantly less stockholders’ equity than does Capital Crossing Preferred;

•	if a liquidation of Capital Crossing occurs, the claims of depositors and creditors of Capital Crossing and of the FDIC would have priority over the claims of holders of the preferred shares of Capital Crossing, and therefore, a holder of Series A, Series C and Series D preferred shares likely would receive, if anything, substantially less than such holder would receive had the Series A, Series C and Series D preferred shares not been exchanged for preferred shares of Capital Crossing; and

•	the exchange of the Series A, Series C or Series D preferred shares for preferred shares of Capital Crossing would be a taxable event to a holder of Series A, Series C or Series D preferred shares under the Internal Revenue Code, and such holder would incur a gain or a loss, as the case may be, measured by the difference between such holder’s basis in the Series A, Series C or Series D preferred shares and the fair market value of Capital Crossing preferred shares received in the exchange.

Because of Capital Crossing Preferred’s obligations to creditors, it may not be able to make dividend or liquidation payments to holders of the Series A, Series C and Series D preferred shares
      The Series A, Series C and Series D preferred shares rank:

•	junior to borrowings of Capital Crossing Preferred, including claims of the FHLBB for amounts due or which may become due under Capital Crossing Preferred’s guarantee of Capital Crossing’s obligations to the FHLBB, and any other obligations to Capital Crossing Preferred’s creditors upon its liquidation. As of December 31, 2004, Capital Crossing had $168.4 million in outstanding FHLBB borrowings; and

•	senior to Capital Crossing Preferred’s common stock and its Series B preferred stock with regard to payment of dividends and amounts upon liquidation.
      If Capital Crossing Preferred incurs significant indebtedness, it may not have sufficient funds to make dividend or liquidation payments on the Series A, Series C or Series D preferred shares. Upon Capital Crossing Preferred’s liquidation, its obligations to its creditors would rank senior to the Series A, Series C and Series D preferred shares. At December 31, 2004, Capital Crossing Preferred had approximately $430,000 in accounts payable and other liabilities which, upon its liquidation, would be required to be paid before any payments could be made to holders of the Series A, Series C or Series D preferred shares. In addition, upon Capital Crossing Preferred’s liquidation, dissolution or winding up, if it does not have sufficient funds to pay the full liquidation amount to the holders of the Series A, Series C and Series D preferred shares, will share ratably in any distribution in proportion to the full liquidation amount which they otherwise would be entitled and such holders may receive less than the per share liquidation amount.
      The terms of the Series A, Series C and Series D preferred shares limit Capital Crossing Preferred’s ability to incur debt in excess of 100% of its stockholders’ equity without the approval of the holders of all of the outstanding Series A, Series C and Series D preferred shares, each voting as a separate class, but do not require that Capital Crossing Preferred obtain the approval of the holders of the Series A, Series C and Series D preferred shares to issue additional series of preferred shares which rank equal to the Series A, Series C and Series D preferred shares as to payment of dividends or amount upon liquidation. As a result, subject to these limitations, Capital Crossing Preferred may incur obligations which may further limit its ability to make dividend or liquidation payments in the future.
Bank regulators may limit the ability of Capital Crossing Preferred to implement its business plan and may restrict its ability to pay dividends
      Because Capital Crossing Preferred is a subsidiary of Capital Crossing, federal and state regulatory authorities will have the right to examine it and its activities and under certain circumstances, to impose restrictions on Capital Crossing or Capital Crossing Preferred which could impact Capital Crossing Preferred’s ability to conduct its business according to its business plan, which could materially adversely affect the financial condition and results of operations of Capital Crossing Preferred.
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
      Payment of dividends on the Series A, Series C and Series D preferred shares could also be subject to regulatory limitations if Capital Crossing becomes undercapitalized. Capital Crossing will be deemed undercapitalized if its total risk-based capital ratio is less than 8.0%, its Tier 1 risk-based capital ratio is less than 4.0% or its Tier 1 leverage ratio is less than 4.0%. At December 31, 2004, Capital Crossing had a total risk-based capital ratio of 18.74%, a Tier 1 risk-based capital ratio of 13.37% and a Tier 1 leverage ratio of 11.15%, which is sufficient for Capital Crossing to be considered well-capitalized. If Capital

Crossing becomes undercapitalized or the FDIC anticipates that it will become undercapitalized, the FDIC may direct the automatic exchange of the preferred shares of Capital Crossing Preferred for preferred shares of Capital Crossing. As part of its common stock repurchase program, Capital Crossing has also agreed with the FDIC to maintain, for so long as the repurchase program continues, its Tier 1 leverage ratio at least 7.00% as well as remaining well capitalized. Capital Crossing Preferred makes no assurance that Capital Crossing will be well-capitalized under applicable regulations as of any future date, which is required in order to continue to repurchase common stock, but which is not a condition to the payment of dividends on the preferred shares. For purposes of calculating these capital ratios as a percentage of Capital Crossing’s risk-weighted assets, as opposed to its total assets, Capital Crossing’s assets are assigned to risk categories based on the relative credit risk of the asset in question. These risk weights consist of 0% for assets deemed least risky such as cash, claims backed by the full faith and credit of the U.S. government, and balances due from Federal Reserve banks; 20% for assets deemed slightly more risky such as portions of obligations conditionally guaranteed by the U.S. government or federal funds sold; 50% for assets deemed still more risky such as government issued-revenue bonds, one-to-four family residential first mortgage loans and well-collateralized multi-family residential first mortgage loans; and 100% for all other assets, including private sector loans such as commercial mortgage loans as well as bank-owned real estate.
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
Capital Crossing Preferred does not have insurance to cover its exposure to borrower defaults and bankruptcies and special hazard losses that are not covered by standard hazard insurance policies
      Capital Crossing Preferred does not normally obtain general credit enhancements such as mortgagor bankruptcy insurance or obtain special hazard insurance for its mortgage assets, other than standard hazard insurance, which will in each case only relate to individual mortgage loans. Accordingly, Capital Crossing Preferred is subject to risks of borrower defaults and bankruptcies and special hazard losses, such as losses occurring from floods that are not covered by standard hazard insurance. A significant number of loans acquired in recent years are loans that were originated under the Small Business Administration’s disaster relief program. These loans are typically loans made to small businesses and individuals for the purpose of assisting those who have been the victim of a disaster and may be located in an area prone to such disasters. In the event of a default on any mortgage loan held by Capital Crossing Preferred resulting from declining property values or worsening economic conditions, among other factors, Capital Crossing Preferred would bear the risk of loss of principal to the extent of any deficiency between the value of the related mortgaged property, plus any payments from an insurer or guarantor in the case of commercial mortgage loans, and the amount owing on the mortgage loan.
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
Capital Crossing Preferred’s loans are concentrated in California and New England and adverse conditions in those markets could adversely affect its operations
      Properties underlying Capital Crossing Preferred’s current mortgage assets are concentrated primarily in California, particularly Southern California, and New England. As of December 31, 2004, approximately 47.2% of the balances of its mortgage loans were secured by properties located in California and 13.4% in New England. Adverse economic, political or business developments or natural hazards may affect these areas and the ability of property owners in these areas to make payments of principal and interest on the underlying mortgages. If either region experienced adverse economic, political or business conditions, Capital Crossing Preferred would likely experience higher rates of loss and delinquency on its mortgage loans than if its loans were more geographically diverse.
A substantial majority of Capital Crossing Preferred’s loans were originated by other parties
      At December 31, 2004, substantially all of Capital Crossing Preferred’s total gross loans consisted of loans originated by third parties that were purchased by Capital Crossing and subsequently acquired by Capital Crossing Preferred from Capital Crossing. When Capital Crossing purchases loans originated by third parties, it generally cannot conduct the same level of due diligence that it would have conducted had it originated the loans. In addition, loans originated by third parties may lack current financial information and may have incomplete legal documentation and outdated appraisals. Although Capital Crossing conducts a comprehensive acquisition review, it also may rely on certain information provided by the parties that originated the loans, whose underwriting standards may be substantially different than Capital Crossing’s. These differences may include less rigorous appraisal requirements and debt service coverage ratios, and less rigorous analysis of property location and environmental factors, building condition and age, tenant quality, compliance with zoning regulations, any use restrictions, easements or rights of ways that may impact the property value and the borrower’s ability to manage the property and service the mortgage. As a result, Capital Crossing may not have information with respect to an acquired loan which, if known at the time of acquisition, would have caused it to reduce its bid price or not bid for the loan at all. This may adversely affect Capital Crossing Preferred’s yield on loans or cause it to increase its provision for loan losses. In addition, Capital Crossing may acquire loans as part of a pool that, given the opportunity to review and underwrite at the outset, it would not have originated. Loans such as these could have a higher risk of becoming non-performing in the future and adversely affect Capital Crossing Preferred’s results of operations.
More than half of Capital Crossing Preferred’s loan portfolio is made up of commercial mortgage loans which are generally riskier than other types of loans
      Commercial mortgage loans constituted approximately 67.6% of the total gross loans in Capital Crossing Preferred’s loan portfolio at December 31, 2004 and commercial mortgage loans are generally subject to greater risks than other types of loans. Capital Crossing Preferred’s commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, tend to have shorter maturities than other mortgage loans and may not be fully amortizing, meaning that they have a principal balance or “balloon” payment due on maturity. The commercial real estate properties underlying Capital Crossing Preferred’s commercial mortgage loans also tend to be unique and are more difficult to value than other real estate properties. They are also subject to relatively greater environmental risks than other types of loans and to the corresponding burdens and costs of compliance with environmental laws and regulations. Because of these risks related to commercial mortgage loans, Capital Crossing Preferred may experience higher rates of default on its mortgage loans than it would if its loan portfolio was more diversified and included a greater number of owner-occupied residential or other mortgage loans. Higher rates of default may cause Capital Crossing Preferred’s level of impaired loans to increase, which may have a material adverse affect on its results of operation.
Capital Crossing Preferred may not be able to purchase loans at the same volumes or with the same yields as it has historically purchased
      To date Capital Crossing Preferred has purchased all of the loans in its portfolio from Capital Crossing. Historically, Capital Crossing has acquired such loans

•	from institutions which sought to eliminate certain loans or categories of loans from their portfolios;

•	from institutions participating in securitization programs;

•	from failed or consolidating financial institutions; and

•	from government agencies, specifically the Small Business Administration.
Future loan purchases will depend on the availability of pools of loans offered for sale and Capital Crossing’s ability to submit successful bids or negotiate satisfactory purchase prices. The acquisition of whole loans is highly competitive. Moreover, the Small Business Administration has suspended all future assets sales, pending the outcome of an internal review of its loan sale program. Consequently, Capital Crossing Preferred cannot provide assurance that Capital Crossing will be able to purchase loans at the same volumes or with the same yields as it has historically purchased. This may interfere with Capital Crossing Preferred’s ability to maintain the requisite level of mortgage assets to maintain its qualification as a REIT. If volumes of loans purchased decline or the yields on these loans decline further, Capital Crossing Preferred would experience a material adverse effect on its financial condition.
Capital Crossing Preferred could be held responsible for environmental liabilities of properties it acquires through foreclosure
      If Capital Crossing Preferred chooses to foreclose on a defaulted mortgage loan to recover its investment it may be subject to environmental liabilities related to the underlying real property. Approximately 67.6% of the loans in Capital Crossing Preferred’s portfolio at December 31, 2004 were commercial mortgage loans, which generally are subject to relatively greater environmental risks than other types of loans. Hazardous substances or wastes, contaminants, pollutants or sources thereof may be discovered on properties during Capital Crossing Preferred’s ownership or after a sale to a third party. The amount of environmental liability could exceed the value of the real property. There can be no assurance that Capital Crossing Preferred would not be fully liable for the entire cost of any removal and clean-up on an acquired property, that the cost of removal and clean-up would not exceed the value of the property or that Capital Crossing Preferred could recoup any of the costs from any third party. In addition, Capital Crossing Preferred may find it difficult or impossible to sell the property prior to or following any such remediation. The incurrence of any significant environmental liabilities with respect to a property securing a mortgage loan could have a material adverse effect on Capital Crossing Preferred’s financial condition.
Capital Crossing Preferred is dependent in virtually every phase of its operations on the diligence and skill of the management of Capital Crossing
      Capital Crossing, which holds all of Capital Crossing Preferred’s common stock, is involved in virtually every aspect of Capital Crossing Preferred’s operations. Capital Crossing Preferred has six officers, including three executive officers, and no other employees and does not have any independent corporate infrastructure. All of Capital Crossing Preferred’s officers are also officers of Capital Crossing. Capital Crossing Preferred does not have any employees because it has retained Capital Crossing to perform all necessary functions pursuant to the advisory agreement and the master service agreement.

      Under an advisory agreement between Capital Crossing Preferred and Capital Crossing, Capital Crossing administers day-to-day activities, including monitoring of Capital Crossing Preferred’s credit quality and advising it with respect to the acquisition, management, financing and disposition of mortgage assets and its operations generally. Under a master service agreement between Capital Crossing Preferred and Capital Crossing, Capital Crossing services Capital Crossing Preferred’s loan portfolio. The advisory agreement has an initial term of five years with an automatic renewal feature and the master service agreement has a one-year term with an automatic renewal feature. Both the master service agreement and the advisory agreement are subject to earlier termination upon 30 days and 90 days notice, respectively. Capital Crossing may subcontract all or a portion of its obligations under the advisory agreement to its affiliates or, with the approval of a majority of Capital Crossing Preferred’s Board of Directors including a majority of Capital Crossing Preferred’s independent directors, subcontract its obligations under the advisory agreement to unrelated third parties. Capital Crossing will not, in connection with the subcontracting of any of its obligations under the advisory agreement, be discharged or relieved from its obligations under the advisory agreement.
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
      Acquisition of mortgage assets. Capital Crossing Preferred anticipates that it will from time to time continue to purchase additional mortgage assets. Capital Crossing Preferred intends to acquire all or substantially all of such mortgage assets from Capital Crossing, on terms that are comparable to those that could be obtained by Capital Crossing Preferred if such mortgage assets were purchased from unrelated third parties. Neither Capital Crossing Preferred nor Capital Crossing currently have specific policies with respect to the purchase by Capital Crossing Preferred from Capital Crossing of particular loans or pools of loans, other than that such assets must be eligible to be held by a REIT. Although these purchases are structured to take advantage of the underwriting procedures of Capital Crossing, and while Capital Crossing Preferred believes that any agreements and transactions between it, on the one hand, and Capital Crossing and/or its affiliates on the other hand, are fair to all parties and consistent with market terms, neither Capital Crossing Preferred nor Capital Crossing have obtained any third-party valuation to confirm that Capital Crossing Preferred is paying fair market value for these loans, nor does Capital Crossing Preferred anticipate obtaining a third-party valuation in the future. Additionally, through limiting Capital Crossing Preferred’s source of purchased mortgage assets solely to those originated or purchased by Capital Crossing, Capital Crossing Preferred’s portfolio will generally reflect the nature, scope and risk of Capital Crossing’s portfolio rather than a more diverse portfolio composed of mortgage loans also purchased from other lenders.
      Servicing of Capital Crossing Preferred mortgage assets by Capital Crossing. Capital Crossing Preferred’s loans are serviced by Capital Crossing pursuant to the terms of the master service agreement. Capital Crossing in its role as servicer under the terms of the master service agreement receives an annual servicing fee equal to 0.20%, payable monthly, on the gross average outstanding principal balances of loans serviced for the immediately preceding month. The master service agreement requires Capital Crossing to service the loan portfolio in a manner substantially the same as for similar work performed by Capital Crossing for transactions on its own behalf. This will become especially important as Capital Crossing services any loans which become classified or are placed on non-performing status, or are renegotiated due to the financial deterioration of the borrower. While Capital Crossing Preferred believes that Capital Crossing will diligently pursue collection of any non-performing loans, Capital Crossing Preferred cannot provide assurance that this will be the case. Capital Crossing Preferred’s ability to make timely payments of dividends will depend in part upon Capital Crossing’s prompt collection efforts on behalf of Capital Crossing Preferred.
      Future dispositions by Capital Crossing Preferred of mortgage assets to Capital Crossing or its affiliates. The master service agreement provides that foreclosures and dispositions of the mortgage assets are to be performed in a manner substantially the same as for similar work performed by Capital Crossing on its own behalf. However, Capital Crossing Preferred cannot provide assurance that any such agreement or transaction will be on terms as favorable to it as would have been obtained from unaffiliated third parties. Capital Crossing may seek to exercise its influence over Capital Crossing Preferred’s affairs so as to cause the sale of the mortgage assets owned by Capital Crossing Preferred and their replacement by lesser quality loans purchased from Capital Crossing or elsewhere which could adversely affect Capital Crossing Preferred’s business and its ability to make timely payments of dividends.
      Future modifications of the advisory agreement or master service agreement. Should Capital Crossing Preferred seek to modify either the advisory agreement or the master service agreement, it would rely upon its officers, all of whom are also officers of Capital Crossing, and/or its directors, three of whom are also officers of Capital Crossing. Thus, Capital Crossing Preferred’s officers and/or directors would be responsible for taking positions with respect to such agreements that, while in Capital Crossing Preferred’s best interests, may not be in the best interests of Capital Crossing. Although the termination, modification or decision not to renew the advisory agreement and/or the master service agreement requires the approval of a majority of Capital Crossing Preferred’s independent directors, Capital Crossing, as holder of all of Capital Crossing Preferred’s outstanding common stock, controls the election of all Capital Crossing Preferred directors, including the independent directors. Capital Crossing Preferred cannot provide assurance that such modifications will be on terms as favorable to it as those that could have been obtained from unaffiliated third parties.
      The terms of Capital Crossing Preferred’s guarantee of obligations of Capital Crossing. Capital Crossing Preferred has guaranteed all of the obligations of Capital Crossing under advances Capital Crossing may receive from time to time from the FHLBB, and has agreed to pledge a significant amount of it’s assets in connection with those advances. The assets Capital Crossing Preferred pledges to the FHLBB will vary from time to time; however, the potential exists for Capital Crossing Preferred to pledge all of its assets to the FHLBB to secure advances to Capital Crossing. In addition, Capital Crossing has pledged to the FHLBB all of the shares of Capital Crossing Preferred’s capital stock it owns as collateral for its FHLBB borrowings. Under the terms of the pledge, if Capital Crossing becomes undercapitalized the FHLBB may require Capital Crossing to dissolve Capital Crossing Preferred such that the assets of Capital Crossing Preferred are liquidated. In this circumstance the holders of Series A, Series C and Series D preferred shares would receive their liquidation preference only to the extent there are available proceeds from the liquidation of the assets of Capital Crossing Preferred following satisfaction of its outstanding obligations, including its guarantee of Capital Crossing’s FHLBB borrowings. At December 31, 2004, approximately $30.5 million, or 14.0%, of Capital Crossing Preferred assets have been pledged to and accepted by the FHLBB to secure advances to Capital Crossing. As of December 31, 2004, Capital Crossing had $168.4 million in outstanding FHLBB borrowings. The guarantee and pledge were approved by Capital Crossing Preferred’s independent directors, subject to certain requirements and limitations, including the requirement that Capital Crossing pay Capital Crossing Preferred an annual guarantee fee of $80,000. Any default by Capital Crossing on its obligations which would require Capital Crossing Preferred to satisfy its guarantee could adversely affect Capital Crossing Preferred’s business and its ability to make timely payments of dividends.
      The master loan purchase agreement was not the result of arm’s-length negotiations. Capital Crossing Preferred acquires loans pursuant to the master mortgage loan purchase agreement between Capital Crossing Preferred and Capital Crossing, at an amount equal to Capital Crossing’s net carrying value for those mortgage assets. While Capital Crossing Preferred believes that the master mortgage loan purchase agreement, when entered into, was fair to all parties and consistent with market terms, all of its officers and three of its directors are, and were at the time the master service mortgage loan purchase agreement was entered into, also officers and/or directors of Capital Crossing and/or affiliates of Capital Crossing. Capital Crossing, as holder of all of Capital Crossing Preferred’s outstanding common stock, controls the election of all Capital Crossing Preferred directors, including the independent directors. Capital Crossing Preferred cannot provide assurance that the master mortgage loan purchase agreement was entered into on terms as favorable to Capital Crossing Preferred as those that could have been obtained from unaffiliated third parties.
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

Fluctuations in interest rates could reduce Capital Crossing Preferred earnings and affect its ability to pay dividends
      Capital Crossing Preferred’s income consists primarily of interest earned on its mortgage assets and short-term investments. A significant portion of Capital Crossing Preferred’s mortgage assets bear interest at adjustable rates. If there is a decline in interest rates, then Capital Crossing Preferred will experience a decrease in income available to be distributed to its stockholders. If interest rates decline, Capital Crossing Preferred may also experience an increase in prepayments on its mortgage assets and may find it difficult to purchase additional mortgage assets bearing rates sufficient to support payment of dividends on the Series A, Series C and Series D preferred shares. Conversely, an increase in mortgage rates could result in decreased interest income and increased non-interest expense related to workouts and other collection efforts. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on Capital Crossing Preferred’s loans may lead to an increase in non-performing assets and a reduction of discount accreted into income, which could have a material adverse affect on Capital Crossing Preferred’s results of operation. Because the dividend rates on the Series A, Series C and Series D preferred shares are fixed, a significant decline or increase in interest rates, either of which result in lower net income, could materially adversely affect Capital Crossing Preferred’s ability to pay dividends on the Series A, Series C and Series D preferred shares.
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
      At any time following the occurrence of certain changes in the tax laws or regulations concerning REITs, Capital Crossing Preferred will have the right to redeem the Series A, Series C and Series D preferred shares in whole, subject to the prior written approval of the FDIC. Capital Crossing Preferred would have the right to redeem the Series A, Series C and Series D preferred shares if it received an opinion of counsel to the effect that, as a result of changes to the tax laws or regulations:

•	dividends paid by Capital Crossing Preferred with respect to its capital stock are not fully deductible by it for income tax purposes; or

•	Capital Crossing Preferred are otherwise unable to qualify as a REIT.
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
      To maintain Capital Crossing Preferred’s status as a REIT, not more than 50% in value of Capital Crossing Preferred’s outstanding shares may be owned, directly or indirectly, by five or fewer individuals, as defined in the Internal Revenue Code to include certain entities, during the last half of each taxable year. Capital Crossing Preferred currently satisfies this requirement because for this purpose Capital Crossing Preferred’s common stock held by Capital Crossing is treated as held by Capital Crossing’s stockholders. However, it is possible that the ownership of Capital Crossing might become sufficiently concentrated in the future such that five or fewer individuals would be treated as having constructive ownership of more than 50% of the value of Capital Crossing Preferred’s stock. Capital Crossing Preferred may have difficulty monitoring the daily ownership and constructive ownership of its outstanding shares and, therefore, Capital Crossing Preferred cannot provide assurance that it will continue to meet the share ownership requirement. This risk may be increased in the future as Capital Crossing implements common stock repurchase programs because repurchases may cause ownership in Capital Crossing to become more concentrated. In addition, while the fact that the Series A, the Series C and Series D preferred shares may be redeemed or exchanged will not affect Capital Crossing Preferred’s REIT status prior to any such redemption or exchange, the redemption or exchange of all or a part of the Series A, Series C and Series D preferred shares could adversely affect Capital Crossing Preferred’s ability to satisfy the share ownership requirements in the future.

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
      The following table sets forth the Capital Crossing Preferred’s interest-rate-sensitive assets categorized by repricing dates and weighted average yields at December 31, 2004. For fixed rate instruments, the repricing date is the maturity date. For adjustable-rate instruments, the repricing date is deemed to be the earliest possible interest rate adjustment date. Assets that are subject to immediate repricing are placed in the overnight column.

	December 31, 2004

			One to	Two to	Three to	Four to
		Within	Two	Three	Four	Five	Over Five
	Overnight	One Year	Years	Years	Years	Years	Years	Total

	(Dollars in Thousands)
Interest-bearing deposits	$95,315	$—	$—	$—	$—	$—	$—	$95,315
	1.10%
Certificate of deposit	—	300	—	—	—	—	—	300
		1.48%
Fixed-rate loans(1)	—	16,344	12,881	10,845	10,633	7,097	19,033	76,833
		8.47%	8.40%	8.09%	8.09%	7.68%	7.12%
Adjustable-rate loans(1)	14,218	26,250	1,992	875	806	664	737	45,542
	7.83%	6.74%	7.50%	6.54%	6.05%	5.86%	6.81%

Total rate-sensitive assets	$109,533	$42,894	$14,873	$11,720	$11,439	$7,761	$19,770	$217,990

(1)	Loans are presented at net amounts before deducting the allowance for loan losses and excludes non-performing loans.
      Based on Capital Crossing Preferred’s experience, management applies the assumption that, on average, approximately 6% of the fixed and adjustable rates will prepay annually.
      At December 31, 2004, the fair value of net loans was $124.2 million as compared to the net carrying value of net loans of $121.4 million. The fair value of interest-bearing deposits approximates carrying value.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM
The Board of Directors
Capital Crossing Preferred Corporation:
      We have audited the accompanying balance sheets of Capital Crossing Preferred Corporation, as of December 31, 2004 and 2003 and the related statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of Capital Crossing Preferred Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Crossing Preferred Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with United States generally accepted accounting principles.
/s/ KPMG llp
Boston, Massachusetts
March 29, 2005

CAPITAL CROSSING PREFERRED CORPORATION
BALANCE SHEETS
December 31, 2004 and 2003

	2004	2003

	(In Thousands)
ASSETS
Cash account with Capital Crossing Bank	$92	$90
Interest bearing deposits with Capital Crossing Bank	95,315	65,755

Total cash and cash equivalents	95,407	65,845

Certificates of deposit	300	200
Loans	139,536	177,930
Less discount and net deferred loan income	(15,604)	(19,578)
Less allowance for loan losses	(2,497)	(3,281)

Loans, net	121,435	155,071

Accrued interest receivable	544	737

	$217,686	$221,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Due to Capital Crossing Bank	$289	$—
Accrued expenses and other liabilities	1,228	423

Total liabilities	1,517	423

Commitments and contingencies
Stockholders’ equity:
Preferred stock, Series A, 9.75% non-cumulative, exchangeable; $.01 par value; $10 liquidation value per share; 1,449,000 shares authorized, 1,416,130 shares issued and outstanding	14	14
Preferred stock, Series B, 8% cumulative, non-convertible; $.01 par value; $1,000 liquidation value per share plus accrued dividends; 1,000 shares authorized, 940 and 941 shares issued and outstanding, respectively	—	—
Preferred stock, Series C, 10.25% non-cumulative, exchangeable; $.01 par value; $10 liquidation value per share; 1,840,000 shares authorized, issued and outstanding	18	18
Preferred stock, Series D, 8.50% non-cumulative, exchangeable; $.01 par value; $25 liquidation value per share; 1,725,000 shares authorized, 1,500,000 issued and outstanding at December 31, 2004	15	—
Common stock, $.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	216,122	211,240
Retained earnings	—	10,158

Total stockholders’ equity	216,169	221,430

	$217,686	$221,853

See accompanying notes to financial statements.

CAPITAL CROSSING PREFERRED CORPORATION
STATEMENTS OF INCOME
Years Ended December 31, 2004, 2003, and 2002

	2004	2003	2002

	(In Thousands)
Interest income:
Interest and fees on loans	$13,208	$19,797	$23,244
Interest on interest-bearing deposits	1,304	1,316	2,217

Total interest income	14,512	21,113	25,461
Credit for loan losses	810	3,910	1,500

Total interest income, after credit for loan losses	15,322	25,023	26,961
Other income:
Guarantee fee income	80	80	80
Gains on distribution of loans to common stockholder	—	3,008	—
Gains on sales of loans	76	—	2,432

Total other income	156	3,088	2,512

Operating expenses:
Loan servicing and advisory	377	575	648
Other real estate owned income, net	—	(361)	—
Other general and administrative	233	317	105

Total operating expenses	610	531	753

Net income	14,868	27,580	28,720
Preferred stock dividends	5,387	3,342	3,342

Net income available to common shareholder	$9,481	$24,238	$25,378

See accompanying notes to financial statements.

CAPITAL CROSSING PREFERRED CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2004, 2003 and 2002

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series A		Series B		Series C		Series D		Common Stock		Additional		Total
											Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

	(Dollars in Thousands)
Balance at December 31, 2001	1,416,130	$14	941	$—	1,840,000	$18	—	$—	100	$—	$235,742	$174	$235,948
Net income	—	—	—	—	—	—	—	—	—	—	—	28,720	28,720
Capital contribution from common stockholder	—	—	—	—	—	—	—	—	—	—	93,733	—	93,733
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	—	—	(1,381)	(1,381)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	—	—	(75)	(75)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	—	—	(1,886)	(1,886)
Common stock dividend	—	—	—	—	—	—	—	—	—	—	—	(23,500)	(23,500)

Balance at December 31, 2002	1,416,130	$14	941	$—	1,840,000	$18	—	$—	100	$—	$329,475	$2,052	$331,559
Net income	—	—	—	—	—	—	—	—	—	—	—	27,580	27,580
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	—	—	(1,381)	(1,381)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	—	—	(75)	(75)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	—	—	(1,886)	(1,886)
Return of capital to common stockholder	—	—	—	—	—	—	—	—	—	—	(118,235)	—	(118,235)
Common stock dividend	—	—	—	—	—	—	—	—	—	—	—	(16,132)	(16,132)

Balance at December 31, 2003	1,416,130	$14	941	$—	1,840,000	$18	—	$—	100	$—	$211,240	$10,158	$221,430
Net income	—	—	—	—	—	—	—	—	—	—	—	14,868	14,868
Net proceeds from issuance of preferred stock, Series D	—	—	—	—	—	—	1,500,000	15	—	—	35,244	—	35,259
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	—	—	(1,381)	(1,381)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	—	—	(75)	(75)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	—	—	(1,886)	(1,886)
Dividends on preferred stock, Series D	—	—	—	—	—	—	—	—	—	—	—	(2,045)	(2,045)
Repurchase of preferred stock, Series B	—	—	(1)	—	—	—	—	—	—	—	(1)	—	(1)
Return of capital to common stockholder	—	—	—	—	—	—	—	—	—	—	(30,361)	—	(30,361)
Common stock dividend	—	—	—	—	—	—	—	—	—	—	—	(19,639)	(19,639)

Balance at December 31, 2004	1,416,130	$14	940	$—	1,840,000	$18	1,500,000	$15	100	$—	$216,122	$—	$216,169

See accompanying notes to the unaudited interim financial statements.

CAPITAL CROSSING PREFERRED CORPORATION
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

	(In Thousands)
Cash flows provided by operating activities:
Net income	$14,868	$27,580	$28,720
Adjustments to reconcile net income to net cash provided by operating activities:
Credit for loan losses	(810)	(3,910)	(1,500)
Gain on sale and disposition of other real estate owned	—	(334)	—
Gain on sales of loans	(76)	—	(2,432)
Gain on distribution of loans to common stockholder	—	(3,008)	—
Other, net	490	470	551

Net cash from operating activities	14,472	20,798	25,339

Cash flows from investing activities:
Purchase of certificate of deposit	(100)	(100)	—
Loan repayments	38,299	79,194	86,364
Purchases of loans from Capital Crossing Bank	(4,272)	—	(90,341)
Proceeds from sales of other real estate owned	—	1,585	—
Proceeds from loan sales	495	—	10,201

Net cash from investing activities	34,422	80,679	6,224

Cash flows used in financing activities:
Net proceeds from issuance of preferred stock, Series D	35,259	—	—
Repurchase of preferred stock, Series B	(1)	—	—
Payment of preferred stock dividends	(4,590)	(3,342)	(3,342)
Payment of common stock dividend	(19,639)	(15,094)	(23,500)
Return of capital to common stockholder	(30,361)	(109,906)	—

Net cash used in financing activities	(19,332)	(128,342)	(26,842)

Net change in cash and cash equivalents	29,562	(26,865)	4,721
Cash and cash equivalents at beginning of year	65,845	92,710	87,989

Cash and cash equivalents at end of year	$95,407	$65,845	$92,710

Supplemental information:
Capital contribution from common stockholder in form of mortgage loans	$—	$—	$93,733
Return of capital to common stockholder in form of mortgage loans	—	8,329	—
Dividends to common stockholder in form of mortgage loans	—	1,038	—
Transfers from loans to other real estate	—	1,251	—
Income taxes refunded	—	—	—
See accompanying notes to financial statements.

CAPITAL CROSSING PREFERRED CORPORATION
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2004, 2003 and 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
      Capital Crossing Preferred Corporation (“Capital Crossing Preferred”), formerly Atlantic Preferred Capital Corporation, is a Massachusetts corporation organized on March 20, 1998, to acquire and hold real estate mortgage assets. Capital Crossing Bank (“Capital Crossing”), a federally insured Massachusetts trust company, owns all of Capital Crossing Preferred’s common stock. Capital Crossing is in compliance with its regulatory capital requirements at December 31, 2004.
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
      In 1999, Capital Crossing Preferred completed the sale of 1,416,130 shares of Series A preferred stock. In 2001, Capital Crossing Preferred completed the sale of 1,840,000 shares of Series C preferred stock. In May 2004, Capital Crossing Preferred completed the sale of 1,500,000 shares of Series D preferred stock. See Note 3.

Business
      Capital Crossing Preferred’s business is to hold real estate assets acquired from Capital Crossing. Capital Crossing’s primary business lines include the acquisition of commercial real estate and multi-family residential real estate loans from sellers in the financial services industry. Capital Crossing administers the day-to-day activities of Capital Crossing Preferred in its roles as servicer under a master service agreement entered into between Capital Crossing and Capital Crossing Preferred and as advisor under the advisory agreement entered into between Capital Crossing and Capital Crossing Preferred. Capital Crossing Preferred pays Capital Crossing an annual servicing fee equal to 0.20%, payable monthly, and an annual advisory fee equal to 0.05%, also payable monthly, of the gross average outstanding principal balances of loans in the loan portfolio for the immediately preceding month.

Use of estimates
      In preparing financial statements in conformity with United States generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for losses on loans, the allocation of purchase discount between amortizing and non-amortizing portions, and the rate at which discount is accreted into interest income.

Cash equivalents
      Cash equivalents include cash and interest-bearing deposits held at Capital Crossing with original maturities of ninety days or less.

CAPITAL CROSSING PREFERRED CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2004, 2003 and 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans
      A substantial portion of the loan portfolio is composed of commercial real estate and multi-family loans in California and New England. The ability of Capital Crossing Preferred’s debtors to honor their contracts is dependent upon the real estate and general economic sectors in these regions.
      Loans, as reported, have been adjusted for discounts on loans purchased, net deferred loan fees and the allowance for loan losses.
      Net deferred loan fees and costs are amortized to interest income using the interest method over the terms of the loans. Discount loan income and loan loss provisions (credits) are accounted for on an individual loan basis.
      At the time of acquisition of purchased pools of loans, the excess of the contractual balances over the amount of reasonably estimable and probable discounted future cash collections for each loan is allocated between non-amortizing discount and the allowance for loan losses. Depending on the timing of an acquisition, a preliminary allocation may be utilized until a final allocation is established. Generally, the allocation will be finalized no later than ninety days from the date of purchase. The remaining discount, which represented the excess of the amount of reasonably estimable and probable discounted future cash collections over the acquisition amount is accreted into interest income using the interest method over the terms of the loans and is not accreted on non-performing loans. There is judgment involved in estimating the amount of future cash flows. The amount and timing of actual cash flows could differ materially from management’s estimates, which could materially affect Capital Crossing Preferred’s financial condition and results of operations. The non-amortizing discount is not accreted into income until it is determined that the amount and timing of the related cash flows are reasonably estimable and collection is probable. If cash flows cannot be reasonably estimated for any loan, and collection is not probable, the cost recovery method of accounting is used. Under the cost recovery method, any amounts received are applied against the recorded amount of the loan. Non-amortizing discount is generally offset against the related principal balance when the amount at which a loan is resolved or restructured is determined. There is no affect on the income statement as a result of these reductions.
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
      Gains and losses on sales of loans are determined using the specific identification method. The excess (deficiency) of any cash received as compared to the net investment is recorded as gain (loss) on sales of loans. There are no loans held for sale at December 31, 2004.
      Accrual of interest on loans and discount accretion are discontinued when loan payments are ninety days or more past due or the collectibility of principal and interest is not probable or estimable. Interest income previously accrued on such loans is reversed against current period interest income, and the loan is

CAPITAL CROSSING PREFERRED CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2004, 2003 and 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
accounted for using either the cash basis or the cost recovery method whereby any amounts received are applied against the recorded amount of the loan. A determination as to which method is used is made on a case-by-case basis.
      Loans are returned to accrual status when the loan is brought current in accordance with management’s anticipated cash flows at the time of loan acquisition.
      A loan purchased by Capital Crossing is considered impaired when, based on current information and events, it is determined that estimated cash flows are less than the cash flows estimated at the date of purchase. A loan originated by Capital Crossing is considered impaired when, based on current information and events, it is probable that Capital Crossing Preferred will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Loan impairment is measured on a loan-by-loan basis by comparing Capital Crossing Preferred’s recorded investment in the loan to the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.
      Substantially all of Capital Crossing Preferred’s loans which have been identified as impaired have been measured by the fair value of existing collateral.

Allowance for loan losses
      Arriving at an appropriate level of allowance for loan losses requires a high degree of judgment. Capital Crossing Preferred maintains an allowance for probable loan losses that are inherent in its loan portfolio. The allowance for loan losses is increased or decreased through a provision or credit for loan losses included in earnings. Additionally, the allowance for loan losses may be increased upon allocation of purchase discount upon acquisition of loans and decreased upon sales and pay-offs of loans for which a related allowance remains unused. The allocation of allowance at the time of acquisition of a loan is generally finalized no later than ninety days from the purchase date. Transfers to the allowance are made in connection with each transfer of loans from Capital Crossing. Subsequent to the date of transfer, the allowance for loan losses will be adjusted, if necessary, through a provision or credit for loan losses charged to earnings. Reductions in connection with sales are included in the calculation of the gain or loss, and reductions related to payoffs are recorded as a credit for loan losses. Loan losses are charged against the allowance when management believes the net investment of the loan, or a portion thereof, is uncollectible. Subsequent recoveries, if any, are credited to the allowance when cash payments are received.
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

CAPITAL CROSSING PREFERRED CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2004, 2003 and 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
      Effective January 1, 2005, and as a result of the required adoption of Statement of Position (“SOP”) No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” Capital Crossing Preferred’s allowance for loan loss methodology will change. SOP No. 03-3 prohibits “carrying over” or the creation of valuation allowances in the initial accounting of all loans acquired in a loan pool purchase and impaired loans acquired in a business combination. Valuation allowances should reflect only those losses incurred by the investor after acquisition. Effective January 1, 2005, Capital Crossing Preferred will no longer be allowed to increase the allowance through allocation from purchase discount. Additionally, general risk allocations will no longer be applied to purchased loans. Only specific allocations based upon the results of measuring loans that become impaired subsequent to purchase under Statement of Financial Accounting Standards (“SFAS”) No. 114 will be considered in the calculation of the allowance for loan losses for purchased loans. Consequently, it is anticipated that the allowance for loan losses will decline subsequent to the adoption of SOP No. 03-3 as credits for loan losses may continue to be recorded if loans pay off and allowance allocations related to these loans are not required.

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

Income taxes
      Capital Crossing Preferred has elected, for federal income tax purposes, to be treated as a real estate investment trust (“REIT”) and intends to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “IRC”). Accordingly, Capital Crossing Preferred will not be subject to corporate income taxes to the extent it distributes at least 100% of its REIT taxable income to stockholders and as long as certain assets, income, distribution and stock ownership tests are met in accordance with the IRC. Because management of Capital Crossing Preferred believes it will qualify as a REIT for federal income tax purposes, no provision for income taxes is included in the accompanying financial statements.

CAPITAL CROSSING PREFERRED CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2004, 2003 and 2002

2.	LOANS, NET
      A summary of the balances of loans follows:

	December 31,

	2004	2003

	(In Thousands)
Mortgage loans on real estate:
Commercial real estate	$94,279	$120,317
Multi-family residential	39,912	50,390
Land	4,274	5,481
One-to-four family residential	1,045	1,714

Total real estate loans	139,510	177,902
Other loans	26	28

Total loans, gross	139,536	177,930

Less:
Non-amortizing discount	(883)	(1,524)
Amortizing discount	(14,659)	(17,962)
Allowance for loan losses	(2,497)	(3,281)
Net deferred loan fees	(62)	(92)

Loans, net	$121,435	$155,071

      Included in net loans are $30,500,000, which have been pledged to the Federal Home Loan Bank of Boston (“FHLBB”) in connection with advances made to Capital Crossing. Also included in net loans, at December 31, 2004 and 2003, are approximately $1,814,000 and $6,703,000 (of which none are non-performing), respectively, for which the net recorded investment represents the amortized cost of these loans, where at acquisition, the amounts of reasonably estimable and probable discounted future cash collections were less than the contractual balances owed. These loans were purchased at a price to yield a market rate of interest after considering the credit quality of the loans at acquisition and the aforementioned expected future cash collections. The excess of the contractual balances over the amount of reasonably estimable and probable discounted future cash collections represents the predominant portion of the $883,000 and $1,524,000 of non-amortizing discount December 31, 2004 and 2003, respectively.
      Activity in the allowance for loan losses follows:

	Years Ended December 31,

	2004	2003	2002

	(In Thousands)
Balance at beginning of year	$3,281	$7,354	$4,659
Credit for loan losses	(810)	(3,910)	(1,500)
Additions in connection with loans purchased or transferred	75	—	4,250
Transfer to Capital Crossing with loans sold or distributed	—	(163)	(53)
Allowance related to loans sold	(49)	—	—
Charge-offs	—	—	(2)

Balance at end of year	$2,497	$3,281	$7,354

CAPITAL CROSSING PREFERRED CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2004, 2003 and 2002

2.	LOANS, NET (Concluded)
      Activity in the non-amortizing discount follows:

	Years Ended December 31,

	2004	2003	2002

	(In Thousands)
Balance at beginning of year	$1,524	$8,158	$6,062
Accretion	(94)	(967)	(2,007)
Transfers to amortizing portion upon improvements in cash flows	(436)	(2,273)	(194)
Additions in connection with loans acquired from Capital Crossing	—	—	8,131
Net reductions related to resolutions and restructures	—	(35)	(1,139)
Net reductions relating to loans sold or distributed	(111)	(3,359)	(2,695)

Balance at end of year	$883	$1,524	$8,158

      Information pertaining to the net investment in impaired and non-performing loans follows:

	December 31,

	2004	2003

	(In Thousands)
Impaired loans:
Without a valuation allowance	$1,557	$620
With a valuation allowance	—	57

Total impaired loans	$1,557	$677

Valuation allowance related to impaired loans	$—	$32

Total non-performing loans	$1,557	$17

	Years Ended December 31,

	2004	2003	2002

	(In Thousands)
Average investment in impaired loans	$400	$1,451	$1,937

Interest income recognized on impaired loans	$45	$118	$235

Interest income recognized on a cash basis on impaired loans	$24	$61	$139

      There were no restructured loans in 2004, 2003 or 2002.

3.	PREFERRED STOCK
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

CAPITAL CROSSING PREFERRED CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2004, 2003 and 2002

3.	PREFERRED STOCK (Concluded)
      Series B preferred stock has a liquidation amount of $1,000 per share. In the event of a voluntary or involuntary dissolution or liquidation of Capital Crossing Preferred, preferred stockholders are entitled to the total liquidation amount, as defined, plus any accrued and accumulated dividends.
      On February 12, 1999, Capital Crossing Preferred completed a public offering of 1,416,130 shares of Non-cumulative Exchangeable Preferred Stock, Series A, with a dividend rate of 9.75% and a liquidation preference of $10 per share, which raised net proceeds of $12,590,000, after related offering costs of $1,571,000. Series A preferred stock is exchangeable for preferred shares of Capital Crossing if the FDIC so directs, when or if Capital Crossing becomes or may in the near term become undercapitalized or Capital Crossing is placed into conservatorship or receivership. Series A preferred stock is redeemable at the option of Capital Crossing Preferred with the prior consent of the FDIC.
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
      On May 11, 2004, Capital Crossing Preferred completed a public offering of 1,500,000 shares of Non-cumulative Exchangeable Preferred Stock, Series D, with a dividend rate of 8.50% and a liquidation preference of $25 per share, which raised net proceeds of $35,259,000, after related offering costs of $2,241,000. Series D preferred stock is exchangeable for preferred shares of Capital Crossing if the FDIC so directs, when or if Capital Crossing becomes or may in the near term become undercapitalized or Capital Crossing is placed into conservatorship or receivership. Series D preferred stock is redeemable at the option of Capital Crossing Preferred on or after July 15, 2009, with the prior consent of the FDIC.
      Shares of preferred stock have been and may again be issued from time-to-time in one or more series, and Capital Crossing Preferred’s Board of Directors is authorized to determine the rights, preferences, privileges, and restrictions, including the dividend rights, conversion rights, voting rights, terms of redemption, redemption price or prices, and liquidation preferences, of any series of preferred stock, and to fix the number of shares of any such series of preferred stock without any further vote or action by the shareholders. The voting and other rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. The issuance of shares of preferred stock, while providing desirable flexibility in connection with acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding voting stock of Capital Crossing. At December 31, 2004, 2,000,000 shares of Undesignated Preferred Stock and 7,014,000 shares of Excess Preferred Stock are authorized and unissued. Shares of Preferred Stock of Capital Crossing Preferred may be converted into shares of Excess Preferred Stock upon the occurrence of certain events which would cause Capital Crossing Preferred to no longer be treated as a REIT for federal income tax purposes. Shares of Excess Preferred Stock would be issued, if ever, for the sole purpose of retaining Capital Crossing Preferred’s REIT status. Holders of Excess Preferred Shares shall be entitled to the same distribution, liquidation and voting rights as holders of that series of Preferred Stock which was converted into Excess Preferred Stock.

CAPITAL CROSSING PREFERRED CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2004, 2003 and 2002

4.	RELATED PARTY TRANSACTIONS
      Capital Crossing performs advisory services and services the loans owned by Capital Crossing Preferred. The servicing and advisory fee rate is .25% per annum, payable monthly, of the average outstanding principal balance of the loans for the immediately preceding month. Servicing and advisory fees for the years ended December 31, 2004, 2003 and 2002 totaled $377,000, $575,000, and $648,000, respectively, of which $29,000, $38,000, and $59,000, respectively, are included in accrued expenses and other liabilities.
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

	Years Ended December 31,

	2004	2003	2002

	(In Thousands)
Loans purchased from Capital Crossing	$4,272	$—	$90,341
Loans contributed by Capital Crossing	—	—	93,733

	$4,272	$—	$184,074

      The following table summarizes capital transactions between Capital Crossing Preferred and Capital Crossing:

	Years Ended December 31,

	2004	2003	2002

	(In Thousands)
Capital contributions by Capital Crossing	$—	$—	$93,733
Returns of capital to Capital Crossing	(30,361)	(118,235)	—
Common stock dividends paid to Capital Crossing	(19,639)	(16,132)	(23,500)
Series B preferred stock dividends paid to Capital Crossing	(72)	(72)	(72)
      During 2003, loans with a fair value of $9,367,000 were distributed to Capital Crossing. Of this amount, $1,038,000 was classified as a dividend and the remaining $8,329,000 was classifies as a return of capital. Capital Crossing Preferred recognized a gain of $3,008,000 on these distributions. The gains represent the excess of the fair values of the loans over the carrying values of the loans at the time of distribution.
      Effective July 1, 2000, Capital Crossing Preferred entered into an agreement to make certain assets available to be pledged in connection with Capital Crossing’s FHLBB advances. Capital Crossing Preferred receives an annual fee of $80,000 under this agreement. Guarantee fee income for the years ended December 31, 2004, 2003 and 2002 was $80,000 in each year. At December 31, 2004, Capital Crossing Preferred had pledged $30,500,000 of its assets to secure the FHLBB advances to Capital Crossing.
      In connection with the guarantee agreement, Capital Crossing Preferred has guaranteed all of the obligations of Capital Crossing under advances Capital Crossing may receive from time to time from the FHLBB. At December 31,2004, $30,500,000 of Capital Crossing Preferred’s assets were pledged to the FHLBB to secure these advances.

CAPITAL CROSSING PREFERRED CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2004, 2003 and 2002

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS
      Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of estimated fair values of all financial instruments where it is practicable to estimate such values. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of Capital Crossing Preferred.
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
      The estimated fair values, and related carrying amounts, of Capital Crossing Preferred’s financial instruments are as follows:

	December 31,

	2004		2003

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

	(In Thousands)
Cash and cash equivalents	$95,407	$95,407	$65,845	$65,845
Certificate of deposit	300	300	200	200
Loans, net	121,435	124,171	155,071	161,558
Accrued interest receivable	544	544	737	737

CAPITAL CROSSING PREFERRED CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2004, 2003 and 2002

6.	QUARTERLY DATA (UNAUDITED)

	Years Ended December 31,

	2004				2003

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(In Thousands)
Interest income	$2,879	$3,076	$4,509	$4,048	$3,998	$4,647	$6,078	$6,390
(Provision) credit for loan losses	(55)	101	353	411	510	1,000	2,400	—
Other income(1)	20	20	20	96	20	3,028	20	20
Operating expenses(2)	141	135	149	185	184	240	(124)	231

Net income	2,703	3,062	4,733	4,370	4,344	8,435	8,622	6,179
Preferred stock dividends(3)	1,632	1,633	1,287	835	836	835	836	835

Net income available to common stockholder	$1,071	$1,429	$3,446	$3,535	$3,508	$7,600	$7,786	$5,344

(1)	Fluctuation in the first quarter of 2004 is due to gains on sales of loans. Fluctuation in the third quarter of 2003 is due to gains on distribution of loans to common stockholder.

(2)	Decline in the second quarter of 2003 is due to the gain on sale of other real estate owned.

(3)	Increase in second quarter of 2004 is due to issuance of Series D preferred stock.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
      Capital Crossing Preferred’s management, with the participation of its President and Treasurer, evaluated the effectiveness of Capital Crossing Preferred’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004. Based on this evaluation, Capital Crossing Preferred’s President and Treasurer concluded that, as of December 31, 2004, Capital Crossing Preferred’s disclosure controls and procedures were (1) designed to ensure that material information relating to Capital Crossing Preferred is made known to the President and Treasurer by others within the entity, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by Capital Crossing Preferred in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
      No change to our internal control over financial reporting occurred during the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
      None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Directors and Executive Officers
      The names and ages of each of Capital Crossing Preferred’s directors and executive officers and their principal occupation and business experience for at least the last five years are set forth below. The executive officers hold office until their successors are duly elected and qualified.

Name	Age	Position(s) Held(1)

Richard Wayne	52	President, Director
Edward F. Mehm	40	Vice President, Treasurer, Director
Bradley M. Shron	48	Vice President, Clerk
Nicholas W. Lazares	53	Director
Jeffrey Ross	60	Director
Kirk Sykes	46	Director
Dr. John Lapidus	48	Director

(1)	Unless otherwise indicated below, each person has held the same position for at least the past five years.
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
Kirk Sykes. Mr. Sykes has been a member of the Company’s Board of Directors since August, 2004. Since 2004, Mr. Sykes has served as a director and President of New Boston Urban Strategy America Fund, a real estate investment company. Since 2000, Mr, Sykes has also served as President of Primary Corporation, a company which provides real estate services. From 2000 to 2004, Mr. Sykes also served as President of Group Architects, an architectural firm.
Dr. John Lapidus. Dr. Lapidus is a partner of James L. Nager, DMD & John H. Lapidus, DMD, P.C., a group dental practice in Belmont, Massachusetts. Dr. Lapidus has been a Director of Capital Crossing Preferred since December 2002.

      The Board of Directors has established a process for shareholders of Capital Crossing Preferred to communicate with the Board or a particular Director. A shareholder who is interested in communicating directly with the Board or a particular Director should send a letter addressed to Capital Crossing Preferred Corporation, Investor Relations, 101 Summer Street, Boston, MA 02110. Capital Crossing Preferred’s policy is to forward and not screen any such communication to the addressee.
Committees of the Board of Directors
Audit Committee. Capital Crossing Preferred has an Audit Committee, which consists of Messrs. Ross and Sykes and Dr. Lapidus. Each member of the Audit Committee satisfies the standards for independence promulgated by the Nasdaq Stock Market, Inc. (“Nasdaq”). The Audit Committee reports its activities to the Board of Directors. The primary function of the Audit Committee is to: (i) retain Capital Crossing Preferred’s independent registered public accounting firm and review the scope of the independent registered public accounting firm’s annual audit of Capital Crossing Preferred; (ii) review the audit plans of Capital Crossing Preferred and the independent registered public accounting firm; (iii) review Capital Crossing Preferred’s quarterly unaudited financial statements and annual audited financial statements; (iv) review the results of the annual audit by the independent registered public accounting firm; and (v) monitor Capital Crossing Preferred’s internal accounting controls; and (vi) review transactions between Capital Crossing Preferred and Capital Crossing. The Audit Committee held two meeting in 2004. The Board of Directors has determined that no member of the Audit Committee meets the specific qualification of an “audit committee financial expert” as defined in the applicable rules promulgated by the Securities and Exchange Commission. The Board of Directors has not commenced a search for an individual who meets the specific qualification of an “audit committee financial expert” because the Board believes that the members of the Audit Committee are financially literate and, further, that the Audit Committee has functioned well in the past. The Board of Directors also recognizes the fact that Capital Crossing Preferred’s financial results are consolidated into those of Capital Crossing and such results are, accordingly, also reviewed by the Audit Committee of the Board of Directors of Capital Crossing.
Nominating Committee. Capital Crossing Preferred has a Nominating Committee, which consists of Messrs. Ross and Sykes and Dr. Lapidus. Each member of the Nominating Committee satisfies the standards for independence promulgated by Nasdaq. The function of the Nominating Committee is to review and nominate qualified individuals to serve as Directors of Capital Crossing Preferred. The Nominating Committee reports its activities to the Board of Directors. The Nominating Committee will consider director nominees recommended by holders of voting securities. Any holder of voting securities wishing to nominate a candidate for director must be a shareholder of record at the time it gives notice of such nomination. Capital Crossing Bank is the sole holder of voting securities who may recommend director nominees. The Nominating Committee met once during 2004. At its initial meeting, the Nominating Committee adopted a charter, which has been filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003. In addition to considering director nominees recommended by shareholders, the Nominating Committee will consider nominees recommended by the Board of Directors and, if necessary, retain independent advisors to assist in identifying qualified individuals. In accordance with the charter of the Nominating Committee, a candidate for director must posses the highest personal and professional integrity, have demonstrated exceptional ability and judgment and have the ability to work effectively with other members of the Board of Directors, and provide the skills and expertise appropriate to best serve the long-term financial interests of the shareholders. The Nominating Committee’s process for evaluating candidates is to meet with the candidate to assess his or her experience and qualifications; to consider the nominee at a formal meeting of the Nominating Committee; and ultimately to make a recommendation to the Board of Directors as to whether the nominee should be nominated for election as a director.

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
      The Board of Directors has determined that Capital Crossing Preferred is a “controlled company,” as defined in Rule 4350(c)(5) of the listing standards of Nasdaq, based on Capital Crossing’s beneficial ownership of 100% of the outstanding voting Common Stock of Capital Crossing Preferred. Accordingly, Capital Crossing Preferred is exempt from certain requirements of the Nasdaq listing standards, including the requirement to maintain a majority of independent directors on its Board of Directors.
Compensation of Directors
      Capital Crossing Preferred paid in 2004 its non-executive directors a fee of $1,250 each per meeting for their services as directors. Beginning in 2005, Capital Crossing Preferred intends to pay its non-executive directors an annual fee of $10,000 each for their services as directors. Capital Crossing Preferred does not pay any compensation to its other directors.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Exchange Act requires that Capital Crossing Preferred’s executive officers and directors and persons who own more than 10% of its outstanding shares of Series A, Series C and Series D preferred shares file reports of ownership and changes in ownership with the Securities Exchange Commission and Nasdaq. Executive Officers, directors and greater than 10% stockholders are required by applicable regulations to furnish Capital Crossing Preferred with copies of all reports filed by such persons pursuant to the Exchange Act, and the rules and regulations promulgated thereunder. Based on a review of Capital Crossing Preferred’s records and except as set forth below, Capital Crossing Preferred believes that all reports required by the Exchange Act were filed on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION
      Capital Crossing Preferred does not have any employees and does not pay any compensation to its officers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The following table sets forth, as of March 1, 2005, the number and percentage of outstanding shares of common stock, Series A preferred shares and Series B preferred shares beneficially owned by (i) each person known by Capital Crossing Preferred to be the beneficial owner of more than five percent of such shares; (ii) each director of Capital Crossing Preferred; (iii) each executive officer of Capital Crossing Preferred; and (iv) all executive officers and directors of Capital Crossing Preferred as a group. The persons or entities named in the table have sole voting and sole investment power with respect to each of the shares beneficially owned by such person or entity. The calculations were based on a total of

100 shares of common stock, 1,416,130 Series A preferred shares, 940 Series B preferred shares, 1,840,000 Series C preferred shares and 1,500,000 Series D preferred shares outstanding as of such date.

Percentage of
Name and Address of Beneficial Owner(1)	Amount of Shares (Class)	Outstanding Shares

Capital Crossing Bank	100 shares of common stock	100.0%
	900 Series B preferred shares	95.7%
Edward F. Mehm(2)(3)	2 Series B preferred shares(4)	*
Nicholas W. Lazares(3)	2 Series B preferred shares(4)	*
Bradley M. Shron(2)	—	*
Richard Wayne(2)(3)	2 Series B preferred shares(4)	*
Jeffrey Ross(3)	8,900 Series C preferred shares	*
Kirk Sykes	—	*
Dr. John Lapidus(3)	2,500 Series A preferred shares	*
	5,000 Series C preferred shares	*
All executive officers and directors as a Group (7 persons)	2,500 Series A preferred shares	*
	6 Series B preferred shares	*
	13,900 Series C preferred shares	*

*	Less than 1%.

(1)	The address of each beneficial owner is c/o Capital Crossing Preferred Corporation, 101 Summer Street, Boston, Massachusetts 02110.

(2)	Executive officer of Capital Crossing Preferred.

(3)	Director of Capital Crossing Preferred.

(4)	Includes one share held of record by such person’s spouse.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Servicing Agreement
      Capital Crossing Preferred’s loan portfolio is serviced by Capital Crossing pursuant to the terms of a master service agreement entered into between the two parties. Capital Crossing in its role as servicer under the terms of the master service agreement receives an annual servicing fee equal to 0.20%, payable monthly, of the gross outstanding principal balances of loans in the loan portfolio for the immediately preceding month. For the year ended December 31, 2004, Capital Crossing Preferred incurred $302,000 in servicing fees to Capital Crossing.
      The master service agreement requires Capital Crossing to service the loan portfolio in a manner substantially the same as for similar work performed by Capital Crossing for transactions on its own behalf. Capital Crossing collects and remits principal and interest payments, maintains perfected collateral positions, submits and pursues insurance claims and initiates and supervises foreclosure proceedings on the loan portfolio it services. Capital Crossing also provides accounting and reporting services required by Capital Crossing Preferred for such loans. Capital Crossing may also be directed by Capital Crossing Preferred to dispose of any loans which become classified, placed on non-performing status, or are renegotiated due to the financial deterioration of the borrower.
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
      The master service agreement has an initial term of one year and may be terminated at any time by written agreement between the parties or at any time by either party upon 30 days prior written notice to the other party and appointment of a successor servicer. The master service agreement will automatically terminate if Capital Crossing Preferred ceases to be an affiliate of Capital Crossing.
      Capital Crossing remits daily to Capital Crossing Preferred all principal and interest collected on loans serviced by Capital Crossing for Capital Crossing Preferred.
      When any mortgaged property underlying a mortgage loan is conveyed by a mortgagor, Capital Crossing generally, upon notice thereof, will enforce any due-on-sale clause contained in the mortgage loan, to the extent permitted under applicable law and governmental regulations. The terms of a particular mortgage loan or applicable law, however, may provide that Capital Crossing is prohibited from exercising the due-on-sale clause under certain circumstances related to the security underlying the mortgage loan and the buyer’s ability to fulfill the obligations under the related mortgage note.
Advisory Agreement
      Capital Crossing Preferred has entered into an advisory agreement with Capital Crossing to administer the day-to-day operations of Capital Crossing Preferred. Capital Crossing is paid an annual advisory fee equal to 0.05%, payable monthly, of the gross average outstanding principal balance of loans in Capital Crossing Preferred’s loan portfolio for the immediately preceding month, plus reimbursement for certain expenses incurred by Capital Crossing as advisor. For the year ended December 31, 2004, Capital Crossing Preferred incurred $75,000 in servicing fees payable to Capital Crossing. As advisor, Capital Crossing is responsible for:

•	monitoring the credit quality of the loan portfolio held by Capital Crossing Preferred;

•	advising Capital Crossing Preferred with respect to the acquisition, management, financing and disposition of its loans and other assets; and

•	maintaining the corporate and shareholder records of Capital Crossing Preferred.
      Capital Crossing may, from time to time, subcontract all or a portion of its obligations under the advisory agreement to one or more of its affiliates involved in the business of managing mortgage assets or, with the approval of a majority of Capital Crossing Preferred’s Board of Directors as well as a majority of Capital Crossing Preferred’s independent directors, subcontract all or a portion of its obligations under the advisory agreement to unrelated third parties. Capital Crossing will not, in connection with the subcontracting of any of its obligations under the advisory agreement, be discharged or relieved in any respect from its obligations under the advisory agreement.
      The advisory agreement has an initial term of five years, and will be renewed automatically for additional one-year periods unless notice of nonrenewal is delivered to Capital Crossing by Capital Crossing Preferred. After the initial five year term, the advisory agreement may be terminated by Capital Crossing Preferred at any time upon 90 days’ prior notice. As long as any Series A, Series C and Series D preferred shares remain outstanding, any decision by Capital Crossing Preferred either not to renew the advisory agreement or to terminate the advisory agreement must be approved by a majority of Capital Crossing Preferred’s independent directors. Other than the servicing fee and the advisory fee, Capital Crossing will not be entitled to any fee for providing advisory and management services to Capital Crossing Preferred.

Guarantee and Pledge of Assets
      Capital Crossing Preferred has guaranteed obligations of Capital Crossing to the FHLBB and has agreed to pledge a significant amount of its assets as collateral for advances Capital Crossing may receive from time to time from the FHLBB. At December 31, 2004 and 2003, Capital Crossing had outstanding FHLBB advances of $168.4 and $129.0, respectively, for each year. Effective July 1, 2000, Capital Crossing Preferred entered into an agreement to make certain assets available to be pledged in connection with FHLBB borrowings of Capital Crossing. Capital Crossing Preferred receives an annual fee of $80,000 from Capital Crossing under this agreement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      Audit Fees. Capital Crossing Preferred paid KPMG, LLP $30,000 and $31,000 in fees for its professional services rendered for the audit of the Capital Crossing Preferred’s financial statements for the year ended December 31, 2004 and 2003, respectively, and the reviews of the financial statements included in its quarterly reports on Form 10-Q during the year. In addition, Capital Crossing Preferred paid KPMG, LLP $117,900 in connection with the preferred stock Series D offering.
      Tax Fees. Capital Crossing Preferred paid KPMG, LLP $12,000 and $25,000 in fees for tax compliance, tax advice and tax planning services for 2004 and 2003, respectively.
      The Audit Committee has determined that the provision of the non-audit services described above is compatible with maintaining KPMG LLP’s independence.
      Approval Policies. The Audit Committee has the sole authority to review and approve the engagement of the independent registered public accounting firm to perform audit services or any permissible non-audit services. All audit-related services to be provided by the independent registered public accounting firm must be approved in advance by the Audit Committee, and all non audit-related services to be provided by the independent registered public accounting firm must be approved in advance by either: (i) a majority of the members of the Audit Committee; or (ii) the Chairman of the Audit Committee. Since the May 6, 2003 effective date of the Securities and Exchange Commission rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, all non-audit services provided by KPMG were approved in advance by the Audit Committee, and none of those engagements made use of the de minimus exception to pre-approval contained in the Commission’s rules.
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
(b) Reports on Form 8-K: None.

(c) Exhibits:

Exhibit No.		Description

3.1		Restated Articles of Organization of Capital Crossing Preferred, incorporated by reference from Capital Crossing Preferred’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the “1998 Form 10-K”).

3.2		Articles of Amendment to Restated Articles of Organization of Capital Crossing Preferred reflecting change of its name filed with the Secretary of the Commonwealth of Massachusetts on March 12, 2001, incorporated by reference from Capital Crossing Preferred’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

3.3		Amended and Restated By-laws of Capital Crossing Preferred, incorporated by reference from the 1998 Form 10-K.

4.1		Specimen of certificate representing Series A preferred shares, incorporated by reference from Capital Crossing Preferred’s registration statement on Form S-11 (No. 333-66677), filed November 3, 1998, as amended (the “1998 Form S-11”).

10.1		Master Mortgage Loan Purchase Agreement between Capital Crossing Preferred and Capital Crossing Bank, incorporated by reference from the 1998 Form S-11.

10.2		Master Service Agreement between Capital Crossing Preferred and Capital Crossing Bank, incorporated by reference from the 1998 Form S-11.

10.3		Advisory Agreement between Capital Crossing Preferred and Capital Crossing Bank, incorporated by reference from the 1998 Form S-11.

10.4		Form of Letter Agreement between Capital Crossing Preferred and Capital Crossing Bank regarding issuance of certain securities, incorporated by reference from the 1998 Form S-11.

+12		Statement Regarding Computation of Ratios.

+14		Code of Business Conduct and Ethics of Capital Crossing Bank.

+31	.1	Rule 13a-14(a) Certification signed by Richard Wayne, President (Chief Executive Officer).

+31	.2	Rule 13a-14(a) Certification signed by Edward F. Mehm, Treasurer (Principal Financial Officer).

+32		Rule 13a-14(b) Certification signed by Richard Wayne, President (Chief Executive Officer) and Edward F. Mehm, Treasurer (Principal Financial Officer).

+	Filed herewith

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Capital Crossing Preferred Corporation

By:	/s/ Richard Wayne

Richard Wayne
President
Date: March 29, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dated indicated.

Signature	Title	Date

/s/ Richard Wayne Richard Wayne	President and Director (Principal Executive Officer)	March 29, 2005

/s/ Edward F. Mehm Edward F. Mehm	Vice President, Treasurer and Director (Principal Financial Officer)	March 29, 2005

/s/ Nancy E. Coyle Nancy E. Coyle	Controller and Chief Accounting Officer	March 29, 2005

/s/ Nicholas W. Lazares Nicholas W. Lazares	Director	March 29, 2005

/s/ Jeffrey Ross Jeffrey Ross	Director	March 29, 2005

/s/ Kirk Sykes Kirk Sykes	Director	March 29, 2005

/s/ Dr. John Lapidus Dr. John Lapidus	Director	March 29, 2005

EXHIBIT INDEX

Exhibit	Name

12	Statement Regarding Computation of Ratios

14	Code of Business Conduct and Ethics

31.1	Rule 13a-14(a) Certification signed by Richard Wayne, President (Chief Executive Officer)

31.2	Rule 13a-14(a) Certification signed by Edward F. Mehm, Treasurer (Principal Financial Officer)

32	Rule 13a-14(b) Certification signed by Richard Wayne, President (Chief Executive Officer) and Edward F. Mehm, Treasurer (Principal Financial Officer)