Form 10-Q
period 2005-06-30
CAPITAL CROSSING PREFERRED CORP
filed 2005-08-11
CIK 1072806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of August 11, 2005: 100. No common stock was held by non-affiliates of the issuer.

Capital Crossing Preferred Corporation

PART I
Item 1. Financial Statements
Capital Crossing Preferred Corporation
Balance Sheets
(unaudited)

	June 30,	December 31,
	2005	2004
	(in thousands)
ASSETS
Cash account with Capital Crossing Bank	$99	$92
Interest bearing deposits with Capital Crossing Bank	89,680	95,315

Total cash and cash equivalents	89,779	95,407

Certificate of deposit	296	300
Loans, net of discounts and net deferred loan income	131,248	123,932
Less allowance for loan losses	(2,154)	(2,497)

Loans, net	129,094	121,435

Accrued interest receivable	635	544
Other assets	28	—

	$219,832	$217,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Due to Capital Crossing Bank	$3	$289
Accrued expenses and other liabilities	1,210	1,228

Total liabilities	1,213	1,517

Stockholders’ equity:
Preferred stock, Series A, 9.75% non-cumulative, exchangeable; $.01 par value; $10 liquidation value per share; 1,449,000 shares authorized, 1,416,130 shares issued and outstanding	14	14
Preferred stock, Series B, 8% cumulative, non-convertible; $.01 par value; $1,000 liquidation value per share plus accrued dividends; 1,000 shares authorized, 938 and 940 shares issued and outstanding, respectively	—	—
Preferred stock, Series C, 10.25% non-cumulative, exchangeable; $.01 par value; $10 liquidation value per share; 1,840,000 shares authorized, issued and outstanding	18	18
Preferred stock, Series D, 8.50% non-cumulative, exchangeable; $.01 par value; $25 liquidation value per share; 1,725,000 shares authorized, 1,500,000 shares issued and outstanding	15	15
Common stock, $.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	216,120	216,122
Retained earnings	2,452	—

Total stockholders’ equity	218,619	216,169

	$219,832	$217,686

See accompanying notes to unaudited interim financial statements.

Capital Crossing Preferred Corporation
Statements of Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(in thousands)
Interest income:
Interest and fees on loans	$2,622	$4,195	$5,107	$8,039
Interest on interest-bearing deposits	252	314	517	518

Total interest income	2,874	4,509	5,624	8,557
Credit for loan losses	215	353	343	764

Total interest income, after credit for loan losses	3,089	4,862	5,967	9,321

Other income:
Gain on sale of loans	—	—	—	76
Guarantee fee income	20	20	40	40

Total other income	20	20	40	116

Operating expenses:
Loan servicing and advisory services	91	95	171	201
Other general and administrative	59	54	119	133

Total operating expenses	150	149	290	334

Net income	2,959	4,733	5,717	9,103

Preferred stock dividends	1,633	1,287	3,265	2,122

Net income available to common stockholder	$1,326	$3,446	$2,452	$6,981

See accompanying notes to unaudited interim financial statements.

Capital Crossing Preferred Corporation
Statements of Changes in Stockholders’ Equity
(unaudited)

	Six Months Ended June 30, 2005
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
						(dollars in thousands)
Balance at December 31, 2004	1,416,130	$14	940	$—	1,840,000	$18	1,500,000	$15	100	$—	$216,122	$—	$216,169
Net income	—	—	—	—	—	—	—	—	—	—	—	5,717	5,717
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	—	—	(690)	(690)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	—	—	(38)	(38)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	—	—	(943)	(943)
Dividends on preferred stock, Series D	—	—	—	—	—	—	—	—	—	—	—	(1,594)	(1,594)
Repurchase of preferred stock, Series B	—	—	(2)	—	—	—	—	—	—	—	(2)	—	(2)

Balance at June 30, 2005	1,416,130	$14	938	$—	1,840,000	$18	1,500,000	$15	100	$—	$216,120	$2,452	$218,619

	Six Months Ended June 30, 2004
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
	(dollars in thousands)
Balance at December 31, 2003	1,416,130	$14	941	$—	1,840,000	$18	—	$—	100	$—	$211,240	$10,158	$221,430
Net income	—	—	—	—	—	—	—	—	—	—	—	9,103	9,103
Net proceeds from issuance of preferred stock, Series D	—	—	—	—	—	—	1,500,000	15	—	—	35,244	—	35,259
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	—	—	(690)	(690)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	—	—	(38)	(38)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	—	—	(943)	(943)
Dividends on preferred stock, Series D	—	—	—	—	—	—	—	—	—	—	—	(451)	(451)
Repurchase of preferred stock, Series B	—	—	(1)	—	—	—	—	—	—	—	(1)	—	(1)

Balance at June 30, 2004	1,416,130	$14	940	$—	1,840,000	$18	1,500,000	$15	100	$—	$246,483	$17,139	$263,669

See accompanying notes to the unaudited interim financial statements.

Capital Crossing Preferred Corporation
Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2005	2004
	(in thousands)
Cash flows provided by operating activities:
Net income	$5,717	$9,103
Adjustments to reconcile net income to net cash provided by operating activities:
Credit for loan losses	(343)	(764)
Gain on sale of loans	—	(76)
Other, net	(423)	904

Net cash provided by operating activities	4,951	9,167

Cash flows (used in) provided by investing activities:
Loan repayments	8,027	29,346
Purchases of loans from Capital Crossing Bank	(15,343)	—
Proceeds from loan sales	—	495
Proceeds from redemption of certificate of deposit	4	—

Net cash (used in) provided by investing activities	(7,312)	29,841

Cash flows (used in) provided by financing activities:
Issuance of preferred stock, series D	—	35,259
Repurchase of preferred stock, Series B	(2)	(1)
Payment of preferred stock dividends	(3,265)	(2,122)

Net cash (used in) provided by financing activities	(3,267)	33,136

Net change in cash and cash equivalents	(5,628)	72,144
Cash and cash equivalents at beginning of period	95,407	65,845

Cash and cash equivalents at end of period	$89,779	$137,989

See accompanying notes to unaudited interim financial statements.

Capital Crossing Preferred Corporation
Notes to Unaudited Financial Statements
Three and Six Month Periods Ended June 30, 2005 and 2004
Note 1. Basis of Presentation
          Capital Crossing Preferred Corporation (‘‘Capital Crossing Preferred’’) is a Massachusetts corporation organized on March 20, 1998, to acquire and hold real estate assets. Capital Crossing Bank (‘‘Capital Crossing’’), a federally insured Massachusetts trust company, owns all of Capital Crossing Preferred’s common stock. Capital Crossing is in compliance with its regulatory capital requirements at June 30, 2005.
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
          The financial information as of June 30, 2005, the results of operations for the three and six months ended June 30, 2005 and 2004 and changes in stockholders’ equity and cash flows for the six months ended June 30 , 2005 and 2004 are unaudited; however, in the opinion of management, the financial information reflects all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America. Interim results are not necessarily indicative of results to be expected for the entire year. These interim financial statements are intended to be read in conjunction with the financial statements presented in Capital Crossing Preferred’s Annual Report on Form 10-K as of and for the year ended December 31, 2004.
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
Note 2. Commitments and Contingencies
Guarantees
          Capital Crossing Preferred has guaranteed all of the obligations of Capital Crossing under advances Capital Crossing may receive from time to time from the Federal Home Loan Bank of Boston (“FHLBB”), and Capital Crossing Preferred has agreed to pledge a significant amount of its assets in connection with those advances. This guarantee would rank senior to the outstanding preferred shares upon liquidation. Capital Crossing Preferred’s obligations under this agreement are limited by applicable laws pertaining to fraudulent conveyance and fraudulent transfer. The assets pledged to the FHLBB will vary from time to time, however the potential exists for Capital Crossing Preferred to pledge all of its assets to the FHLBB to secure advances to Capital Crossing. In addition, Capital Crossing has pledged to the FHLBB all of the shares of Capital Crossing Preferred’s capital stock it owns as collateral for its FHLBB borrowings. Under the terms of the pledge, if Capital Crossing becomes undercapitalized, the FHLBB may require Capital Crossing to dissolve Capital Crossing Preferred such that the assets of Capital Crossing Preferred are distributed to Capital Crossing. In such circumstance, holders of the Series A, Series C and Series D preferred stock would receive their liquidation preference only to the extent there are available proceeds from the liquidation of the assets of Capital Crossing Preferred following satisfaction of its outstanding obligations, including its guarantee of Capital Crossing’s FHLBB borrowings. At June 30, 2005, approximately $29.6 million, or 13.5%, of Capital Crossing Preferred’s assets had been pledged to and accepted by the FHLBB to secure advances to Capital Crossing. As of June 30, 2005, Capital Crossing had $163.7 million in outstanding FHLBB borrowings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For purposes of these Acts, any statement that is not a statement of historical fact may be deemed a forward-looking statement. For example, statements containing the words “believes,” “anticipates,” “plans,” “expects,” “estimates,” “intends,” “may,” “projects,” “will,” “would,” “could”, and similar expressions may be forward-looking statements. Capital Crossing Preferred cautions investors not to place undue reliance on any forward-looking statements in this Quarterly Report on Form 10-Q. Capital Crossing Preferred undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. There are a number of factors that could cause Capital Crossing Preferred’s actual results to differ materially from those indicated by these forward-looking statements, including without limitation the factors set forth below under the caption “CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS.” These factors and the other cautionary statements made in this quarterly report should be read as being applicable to all related forward-looking statements wherever they appear in this quarterly report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, Capital Crossing Preferred’s actual results, performance, or achievements may vary materially from any future results, performance, or achievements expressed or implied by these forward-looking statements.
          The following discussion of Capital Crossing Preferred’s unaudited consolidated financial condition and results of operations and capital resources and liquidity should be read in conjunction with the Unaudited Consolidated Interim Financial Statements and related Notes included elsewhere herein and the audited Consolidated Financial Statements and related Notes included in Capital Crossing Preferred’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission, (the “SEC”).
Executive Level Overview
          Net income available to the sole common stockholder decreased $2.1 million, or 61.5%, to $1.3 million for the three months ended June 30, 2005 compared to $3.4 million for the same period in 2004. Net income available to the sole common stockholder decreased $4.5 million, or 64.9%, to $2.5 million for the six months ended June 30, 2005 compared to $7.0 million for the same period in 2004. The decreases in both periods are primarily the result of a decline in interest and fees on loans and an increase in preferred stock dividends attributable to the issuance of Series D preferred stock on May 11, 2004.
          All of the mortgage assets in Capital Crossing Preferred’s loan portfolio at June 30, 2005 were acquired from Capital Crossing and it is anticipated that substantially all additional mortgage assets will be acquired from Capital Crossing. As of June 30, 2005, Capital Crossing Preferred held loans acquired from Capital Crossing with net investment balances of $131.2 million.
          Commercial mortgage loans constituted approximately 63.2% of the total loans, net of discounts, in Capital Crossing Preferred’s loan portfolio at June 30, 2005. Commercial mortgage loans are generally subject to greater risks than other types of loans. Capital Crossing Preferred’s commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, tend to have shorter maturities than other mortgage loans and may not be fully amortizing. For these reasons, Capital Crossing Preferred may experience higher rates of default on its mortgage loans than it would if its loan portfolio was more diversified and included a greater number of owner-occupied residential or other mortgage loans.
          Properties underlying Capital Crossing Preferred’s current mortgage assets are also concentrated primarily in California and New England. As of June 30, 2005, approximately 51.2% of the balances of its mortgage loans were secured by properties located in California and 13.0% in New England. In the instance where either region experiences adverse economic, political or business conditions, or natural hazards, Capital Crossing Preferred would likely experience higher rates of loss and delinquency on its mortgage loans.
          Since Capital Crossing Preferred is a subsidiary of Capital Crossing, federal and state regulatory authorities have the right to examine it and its activities and under certain circumstances, may impose restrictions on Capital Crossing or Capital Crossing Preferred which could impact Capital Crossing Preferred’s ability to conduct its business according to its business plan. For instance, if Capital Crossing’s regulators determine that Capital Crossing’s relationship to Capital Crossing Preferred results in an unsafe and unsound banking practice, the regulators could restrict Capital Crossing Preferred’s ability to transfer assets, to make distributions to its stockholders or even require Capital Crossing to sever its relationship with or divest its ownership interest in Capital Crossing Preferred.
          Decisions regarding the utilization of Capital Crossing Preferred’s cash are based, in large part, on its future commitments to pay preferred stock dividends. During the second quarter of 2005, loans totaling $15.3 million were purchased from Capital Crossing, and as a result, the loan portfolio was large enough to generate income resulting in earnings, which were 1.81 times fixed charges and preferred stock dividends. Future decisions regarding mortgage asset acquisitions and returns of capital will be based on the level of preferred stock dividends at the time and the required level of income necessary to generate adequate dividend coverage.
          Effective January 1, 2005, and as a result of the required adoption of Statement of Position (“SOP”) No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” Capital Crossing Preferred’s allowance for loan loss methodology has changed. SOP No. 03-3 prohibits “carrying over” or the creation of valuation allowances in the initial accounting of all loans acquired in a loan pool purchase and impaired loans acquired in a business combination. Valuation allowances should reflect only those losses incurred by the investor after acquisition. Effective January 1, 2005, Capital Crossing Preferred is no longer allowed to increase the allowance through allocations from purchase discount and is no longer allowed to establish impairment reserves at acquisition. However, at the time of acquisition, general risk allocations are established for loans for which no nonaccretable discount is allocated through a change in earnings. Consequently, the allowance for loan losses has declined since the adoption of SOP No. 03-3, and it is anticipated that the allowance will continue to decline as credits for loan losses may continue to be recorded if loans pay off and allowance allocations related to these loans are not required or additions due to loan impairment are not required.
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
Application of Critical Accounting Policies and Estimates
          The SEC requires that all registrants discuss their most ‘‘critical accounting policies’’ in management’s discussion and analysis of financial condition and results of operations. The SEC indicated that a ‘‘critical accounting policy’’ is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While Capital Crossing Preferred’s significant accounting policies are more fully described in Note 1 to the Financial Statements included in its Annual Report on Form 10-K as of and for the year ended December 31, 2004, the following is a summary of the accounting policies believed by management to be most critical in their potential effect on Capital Crossing Preferred’s financial position or results of operations:
          Allowance for Loan Losses. Arriving at an appropriate level of allowance for loan losses requires a high degree of judgment. Capital Crossing Preferred maintains an allowance for probable loan losses that are inherent in its loan portfolio. The allowance for loan losses is increased or decreased through a provision or credit for loan losses included in earnings. Prior to January 1, 2005, the effective date of SOP No. 03-3, the allowance for loan losses was also increased upon the allocation of purchase discount upon the acquisition of loans. Effective January 1, 2005, no allocation of discount is made to the allowance for loan losses for loans acquired, however, additions for impairment that occur subsequent to acquisition will continue to be recognized through a provision for loan losses included in earnings. At the time of acquisition, only general risk allocations are established for loans for which no nonaccretable discount is allocated through a change to earnings. Additionally, the allowance for loan losses is decreased upon sales or payoffs of loans for which a related allowance remains unused. Reductions in connection with sales are included in the calculation of the gain or loss, and reductions related to payoffs are recorded as a credit for loan losses. Loan losses are charged against the allowance when management believes the net investment of the loan, or a portion thereof, is uncollectible. Subsequent recoveries, if any, are credited to the allowance when cash payments are received.
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
          Effective January 1, 2005, and as a result of the required adoption of SOP No. 03-3, additions to the valuation allowances relating to newly acquired loans reflect only those losses incurred by Capital Crossing Preferred subsequent to acquisition and general risk allocations on loans for which no nonaccretable discount is allocated. Capital Crossing Preferred no longer increases the allowance for loan losses through allocations from purchase discount and is no longer allowed to establish impairment reserves at acquisition. However, at the time of acquisition, general risk allocations are established for loans for which no nonaccretable discount is allocated through a change to earnings. Consequently, it is anticipated that the allowance will continue to decline as credits for loan losses may continue to be recorded if loans pay off and allowance allocations related to these loans are not required or additions due to loan impairment are not required.
          Discounts on Acquired Loans. Effective January 1, 2005, and as a result of the required adoption of SOP No. 03-3 Capital Crossing Preferred is required to change its discount accounting as it relates to acquired loans which, at acquisition, have evidence of deterioration of credit quality since origination and for which it is probable that Capital Crossing Preferred will be unable to collect all contractually required payments. For such loans, the excess of contractual cash flows over cash flows estimated at the time of acquisition is not accreted into income (nonaccretable discount). The remaining amount, representing the excess of the loan’s estimated cash flows over the purchase price, is accreted into income over the life of the loan (accretable discount).
          For all other loans acquired since January 1, 2005, the discount, which represents the excess of the amount of reasonably estimable and probable discounted future cash collections over the purchase price is accreted into interest income using the interest method over the term of the loans and is not accreted on non-performing loans. This is consistent with the method Capital Crossing Preferred used to account for loans purchased prior to January 1, 2005, except an allowance allocation was also made at the time of acquisition. Capital Crossing Preferred no longer increases the allowance through allocations from purchase discount.
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
          Gains and losses on sales of loans are determined using the specific identification method. The excess (deficiency) of any cash received as compared to the net investment is recorded as gain (loss) on sales of loans. There were no loans held for sale at June 30, 2005.

Results of Operations for the Three Months Ended June 30, 2005 and 2004
Interest Income
          The yields on Capital Crossing Preferred’s earning assets are summarized as follows:

	Three Months Ended June 30,
	2005			2004
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield
			(dollars in thousands)
Loans, net (1)	$127,652	$2,622	8.24%	$134,358	$4,195	12.56%
Interest-bearing deposits	91,469	252	1.11	114,765	314	1.10

Total interest-earning assets	$219,121	$2,874	5.26%	$249,123	$4,509	7.28%

(1)	Non-performing loans are excluded from average balance and average yield calculations.
          The decline in interest income for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 is primarily due to the decline in interest income on loans due to both a decline in the average balance and the yield.
          Average loans, net for the three months ended June 30, 2005 totaled $127.7 million compared to $134.4 million for the same period in 2004. This decrease is primarily attributable to loan pay-offs and amortization. Partially offsetting this decrease was $19.6 million in loans purchased from Capital Crossing Bank in late 2004 and the second quarter of 2005. The yield on the loan portfolio decreased as a result of a decrease in interest income recognized at the time of individual loan pay-offs.
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

	Three Months Ended June 30,
	2005		2004
	Interest		Interest
	Income	Yield	Income	Yield
	(dollars in thousands)
Regularly scheduled interest and accretion income	$2,490	7.82%	$2,618	7.84%
Interest and fee income recognized on loan pay-offs:
Nonaccretable discount	35	0.11	—	—
Accretable discount	97	0.31	1,392	4.17
Other interest and fee income	—	—	185	0.55

	132	0.42	1,577	4.72

	$2,622	8.24%	$4,195	12.56%

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
          The average balance of interest-bearing deposits decreased $23.3 million or 20.3% to $91.5 million for the three months ended June 30, 2005, compared to $114.8 million for 2004. The changes in the average balances of interest-bearing deposits are the result of periodic dividend payments and funds used to purchase additional mortgage assets, offset by cash flows from loan repayments and the proceeds from the Series D stock offering on May 11, 2004.
Credit for loan losses
          Capital Crossing Preferred recorded credits for loan losses of $215,000 and $353,000 for the three months ended June 30, 2005 and 2004, respectively to reverse unused general reserves related to loans that have been paid off. As loans pay off, a credit for loan losses is recorded to reduce allowance allocations related to the loans that have paid-off for which a related allowance remains unused. The allowance for loan losses is based on the size of the portfolio and its historical performance. The determination of this allowance requires management’s use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. Should the loan portfolio continue to decline without utilization of the allowance for loan losses, future credits for loans losses may be necessary.
Operating expenses
          Loan servicing and advisory services expenses for the three months ended June 30, 2005 decreased $4,000, or 4.2%, to $91,000 compared to $95,000 for the three months ended June 30, 2004. This decrease was due to the decrease in the average balance of the loan portfolio.
          Other general and administrative expenses increased $5,000, or 9.3%, to $59,000 for the three months ended June 30, 2005 compared to $54,000 for the three months ended June 30, 2004. This increase is primarily attributable to an increase in shareholder expenses, directors’ fees and audit fees offset by a decrease in legal fees.
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
Results of Operations for the Six Months Ended June 30, 2005 and 2004
Interest Income
          The yields on Capital Crossing Preferred’s earning assets are summarized as follows:

	Six Months Ended June 30,
	2005			2004
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield
	(dollars in thousands)
Loans, net (1)	$124,023	$5,107	8.30%	$142,680	$8,039	11.33%
Interest-bearing deposits	94,644	517	1.10	94,692	518	1.10

Total interest-earning assets	$218,667	$5,624	5.19%	$237,372	$8,557	7.25%

(1)	Non-performing loans are excluded from average balance and average yield calculations.

          The decline in interest income for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 is primarily due to the decline in interest income on loans due to both a decline in the average balance and the yield.
          Average loans, net for the six months ended June 30, 2005 totaled $124.0 million compared to $142.7 million for the same period in 2004. This decrease is primarily attributable to loan pay-offs and amortization. Partially offsetting this decrease was $19.6 million in loans purchased from Capital Crossing Bank in late 2004 and the second quarter of 2005. The yield on the loan portfolio decreased primarily as a result of a decrease in interest income recognized at the time of individual loan pay-offs.
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

	Six Months Ended June 30,
	2005		2004
	Interest		Interest
	Income	Yield	Income	Yield
	(dollars in thousands)
Regularly scheduled interest and accretion income	$4,835	7.86%	$5,534	7.80%
Interest and fee income recognized on loan pay-offs:
Nonaccretable discount	35	0.06	91	0.13
Accretable discount	201	0.32	2,111	2.97
Other interest and fee income	36	0.06	303	0.43

	272	0.44	2,505	3.53

	$5,107	8.30%	$8,039	11.33%

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
          The average balance of interest-bearing deposits remained relatively consistent at $94.6 million for the six months ended June 30, 2005, compared to $94.7 million for the 2004 period. The changes in the average balances of interest-bearing deposits are the result of periodic dividend payments, funds used to purchase additional mortgage assets, returns of capital and proceeds from loans sold, offset by cash flows from loan repayments and the proceeds from the Series D stock offering on May 11, 2004.
Credit for loan losses
          Capital Crossing Preferred recorded credits for loan losses of $343,000 and $764,000 for the six months ended June 30, 2005 and 2004, respectively, to reverse unused general reserves related to loans that have paid-off. As loans pay off, a credit for loan losses is recorded to reduce allowance allocations related to the loans that have paid-off for which a related allowance remains unused. The allowance for loan losses is based on the size of the portfolio and its historical performance. The determination of this allowance requires management’s use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. Should the loan portfolio continue to decline without utilization of the allowance for loan losses, future credits for loans losses may be necessary.

Other income
          There were no loan sales during the six months ended June 30, 2005. During the six months ended June 30, 2004 there was one loan sale to an unaffiliated third party resulting in a gain of $76,000.
Operating expenses
          Loan servicing and advisory services expenses for the six months ended June 30, 2005 decreased $30,000, or 14.9%, to $171,000 compared to $201,000 for the six months ended June 30, 2004. This decrease was primarily due to the decrease in the average balance of the loan portfolio.
          Other general and administrative expenses decreased $14,000, or 10.5%, to $119,000 for the six months ended June 30, 2005 compared to $133,000 for the six months ended June 30, 2004. This decrease is primarily attributable to a decrease in legal fees related to loan collection matters, partially offset by an increase in shareholders expenses and directors fees.
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
Changes in Financial Condition
Interest-bearing Deposits with Capital Crossing Bank
          Interest-bearing deposits with Capital Crossing Bank consist entirely of money market accounts at June 30, 2005 and December 31, 2004. The balance of interest-bearing deposits decreased $5.6 million to $89.7 million at June 30, 2005 compared to $95.3 million at December 31, 2004. The decrease in the balance of interest-bearing deposits is the result of periodic dividend payments, funds used to purchase additional mortgage assets and returns of capital, offset by cash flows from loan repayments.
Loan Portfolio
          To date, all of Capital Crossing Preferred’s loans have been acquired from Capital Crossing. The following table sets forth information regarding the composition of the loan portfolio at the dates indicated:

	June 30,	December 31,
	2005	2004
	(in thousands)
Mortgage loans on real estate:
Commercial real estate	$82,979	$83,236
Multi-family residential	43,094	35,866
Land	3,882	4,011
One-to-four family residential	1,337	858

Total	131,292	123,971
Other	21	23

Total loans, net of discounts	131,313	123,994

Less:
Allowance for loan losses	(2,154)	(2,497)
Net deferred loan fees	(65)	(62)

Loans, net	$129,094	$121,435

          Capital Crossing Preferred acquires primarily performing commercial real estate and multifamily residential mortgage loans.

Capital Crossing Preferred acquired $15.3 million in loans from Capital Crossing Bank during the three months ended June 30, 2005.
          Capital Crossing Preferred intends that each loan acquired from Capital Crossing in the future will be a whole loan, and will be originated or acquired by Capital Crossing in the ordinary course of its business. Capital Crossing Preferred also intends that all loans held by it will be serviced pursuant to its master service agreement with Capital Crossing.
          Non-performing loans, net of discount, totaled $1.2 million and $1.6 million at June 30, 2005 and December 31, 2004, respectively. Loans generally are placed on non-performing status and the accrual of interest and accretion of discount are generally discontinued when the collectibility of principal and interest is not probable or estimable. Unpaid interest income previously accrued on such loans is reversed against current period interest income. A loan is returned to accrual status when it is brought current in accordance with management’s anticipated cash flows at the time of acquisition.
          Discounts on Acquired Loans. Effective January 1, 2005, and as a result of the required adoption of SOP No. 03-3 Capital Crossing Preferred is required to change its discount accounting as it relates to acquired loans which, at acquisition, have evidence of deterioration of credit quality since origination and for which it is probable that Capital Crossing Preferred will be unable to collect all contractually required payments receivable. For such loans, the excess of contractual cash flows over cash flows estimated at the time of acquisition is not accreted into income (nonaccretable discount). The remaining amount, representing the excess of the loan’s estimated cash flows over the purchase price, is accreted into income over the life of the loan (accretable discount).
          For all other loans acquired since January 1, 2005, the discount, which represents the excess of the amount of reasonably estimable and probable discounted future cash collections over the purchase price is accreted into interest income using the interest method over the term of the loans and is not accreted on non-performing loans. This is consistent with the method Capital Crossing Preferred used to account for loans purchased prior to January 1, 2005, except an allowance allocation was also previously made at the time of acquisition. Capital Crossing Preferred no longer increases the allowance through allocations from purchase discount.
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
          The following table sets forth certain information relating to the activity in the nonaccretable discount for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)
Balance at beginning of period	$819	$1,192	$883	$1,524
Accretion	(43)	—	(54)	(91)
Transfers to accretable portion upon improvements in cash flows	—	(25)	(53)	(155)
Net reductions related to loans sold	—	—	—	(111)

Balance at end of period	$776	$1,167	$776	$1,167

          Allowance for Loan Losses. Arriving at an appropriate level of allowance for loan losses requires a high degree of judgment. Capital Crossing Preferred maintains an allowance for probable loan losses that are inherent in its loan portfolio. The allowance for loan losses is increased or decreased through a provision or credit for loan losses included in earnings. Prior to January 1, 2005, the effective date of SOP No. 03-3, the allowance for loan losses was also increased upon the allocation of purchase discount upon the acquisition of loans. Effective January 1, 2005, no allocation of discount is made to the allowance for loan losses for loans acquired, however, additions for impairment that occur subsequent to acquisition will continue to be recognized through a provision for loan losses included in earnings. At the time of acquisition, only general risk allocations are established for loans which no nonaccretable discount is allocated through a change to earnings. Additionally, the allowance for loan losses is decreased upon sales or payoffs of loans for which a related allowance remains unused. Reductions in connection with sales are included in the calculation of the gain or loss, and reductions related to payoffs are recorded as a credit for loan losses. Loan losses are charged against the allowance when management believes the net investment of the loan, or a portion thereof, is uncollectible. Subsequent recoveries, if any, are credited to the allowance when cash payments are received.
          In determining the adequacy of the allowance for loan losses, management makes significant judgments. Management initially reviews its loan portfolio to identify loans for which specific allocations are considered prudent. Specific allocations include the results of measuring impaired loans under SFAS No. 114. Next, management considers the level of general loan allowances deemed appropriate for loans. General risk allocations are determined by a formula whereby the portfolio is stratified by type and internal risk rating categories. Loss factors are then applied to each strata based on various considerations including collateral type, loss experience, delinquency trends, current economic conditions, industry standards, and regulatory guidelines. Additional considerations influencing such loss factors are particular concentrations within the portfolio, such as the concentration of loans in California, which accounted for approximately 51.2% of the net portfolio at June 30, 2005 and concentrations of loans to individual borrowers. The allowance for loan losses is management’s estimate of the probable loan losses incurred as of the balance sheet date. There can be no assurance that Capital Crossing Preferred’s actual losses with respect to loans will not exceed its allowance for loan losses.
          Effective January 1, 2005, and as a result of the required adoption of SOP No. 03-3, additions to the valuation allowances relating to newly acquired loans reflect only those losses incurred by Capital Crossing Preferred subsequent to acquisition and general risk allocations for loans which no nonaccretable discount is allocated. Capital Crossing Preferred no longer increases the allowance through allocations from purchase discount and is no longer allowed to establish impairment reserves at acquisition. However, at the time of acquisition, general risk allocations are established for loans for which no nonaccretable discount is allocated through a change in earnings. Consequently, it is anticipated that the allowance will continue to decline as credits for loan losses may continue to be recorded if loans pay off and allowance allocations related to these loans are not required or additions due to impairment are not required.
          Capital Crossing Preferred’s allowance for loan losses at June 30, 2005 was $2.2 million. The determination of this allowance requires the use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. In addition, regulatory agencies periodically review the adequacy of the allowance for loan losses and may require Capital Crossing Preferred to make additions to its allowance for loan losses. While management believes its estimates and assumptions are reasonable, there can be no assurance that they will be proven to be correct in the future. The actual amount of future provisions that may be required cannot be determined, and such provisions may exceed the amounts of past provisions. Management believes that the allowance for loan losses is adequate to absorb the known and inherent risks in Capital Crossing Preferred’s loan portfolio at each date based on the facts known to management as of such date. Management continues to monitor and modify the allowances for general and specific loan losses as economic conditions dictate.
          The following table sets forth certain information relating to the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Balance at beginning of period	$2,369	$2,821	$2,497	$3,281
Credit for loan losses	(215)	(353)	(343)	(764)
Net reduction relating to loans sold	—	—	—	(49)

Balance at end of period	$2,154	$2,468	$2,154	$2,468

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
          At June 30, 2005, 51.2% and 13.0% of Capital Crossing Preferred’s net loan portfolio consisted of loans in California and New England, respectively. At December 31, 2004, 47.4% and 14.2% of Capital Crossing Preferred’s net real estate loan portfolio consisted of loans located in California and New England, respectively. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political or business developments or natural hazards in California or New England that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages.
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
          Various information shown elsewhere in this quarterly report will assist the reader in understanding how Capital Crossing Preferred is positioned to react to changing interest rates and inflationary trends. In particular, the discussion of market risk and other maturity and repricing information of Capital Crossing Preferred’s assets is contained in Item 3, Quantitative and Qualitative Disclosure About Market Risk, of this report.
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
     The Series A, Series C and Series D preferred shares rank:
•	junior to borrowings of Capital Crossing Preferred, including claims of the FHLBB for amounts due or which may become due under Capital Crossing Preferred’s guarantee of Capital Crossing’s obligations to the FHLBB, and any other obligations to Capital Crossing Preferred’s creditors upon its liquidation. As of June 30, 2005, Capital Crossing had $163.7 million in outstanding FHLBB borrowings; and

•	senior to Capital Crossing Preferred’s common stock and its Series B preferred stock with regard to payment of dividends and amounts upon liquidation.
     If Capital Crossing Preferred incurs significant indebtedness, it may not have sufficient funds to make dividend or liquidation payments on the Series A, Series C or Series D preferred shares. Upon Capital Crossing Preferred’s liquidation, its obligations to its creditors would rank senior to the Series A, Series C and Series D preferred shares. At June 30, 2005, Capital Crossing Preferred had approximately $126,000 in accounts payable and other liabilities which, upon its liquidation, would be required to be paid before any payments could be made to holders of the Series A, Series C or Series D preferred shares. In addition, upon Capital Crossing Preferred’s liquidation, dissolution or winding up, if it does not have sufficient funds to pay the full liquidation amount, to the holders of the Series A, Series C and Series D preferred shares, will share ratably in any distribution in proportion to the full liquidation amount which they otherwise would be entitled and such holders may receive less than the per share liquidation amount.
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
     Payment of dividends on the Series A, Series C and Series D preferred shares could also be subject to regulatory limitations if Capital Crossing becomes undercapitalized. Capital Crossing will be deemed undercapitalized if its total risk-based capital ratio is less than 8.0%, its Tier 1 risk-based capital ratio is less than 4.0% or its Tier 1 leverage ratio is less than 4.0%. At June 30, 2005, Capital Crossing had a total risk-based capital ratio of 18.17%, a Tier 1 risk-based capital ratio of 12.30% and a Tier 1 leverage ratio of 10.16%, which is sufficient for Capital Crossing to be considered well-capitalized. If Capital Crossing becomes undercapitalized or the FDIC anticipates that it will become undercapitalized, the FDIC may direct the automatic exchange of the preferred shares of Capital Crossing Preferred for preferred shares of Capital Crossing. As part of its common stock repurchase program, Capital Crossing has also agreed with the FDIC to maintain, for so long as the repurchase program continues, its Tier 1 leverage ratio at least 7.00% as well as remaining well capitalized. Capital Crossing Preferred makes no assurance that Capital Crossing will be well-capitalized under applicable regulations as of any future date, which is required in order to continue to repurchase common stock, but which is not a condition to the payment of dividends on the preferred shares. For purposes of calculating these capital ratios as a percentage of Capital Crossing’s risk-weighted assets, as opposed to its total assets, Capital Crossing’s assets are assigned to risk categories based on the relative credit risk of the asset in question. These risk weights consist of 0% for assets deemed least risky such as cash, claims backed by the full faith and credit of the U.S. government, and balances due from Federal Reserve banks; 20% for assets deemed slightly more risky such as portions of obligations conditionally guaranteed by the U.S. government or federal funds sold; 50% for assets deemed still more risky such as government issued-revenue bonds, one-to-four family residential first mortgage loans and well-collateralized multi-family residential first mortgage loans; and 100% for all other assets, including private sector loans such as commercial mortgage loans as well as bank-owned real estate.
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
Capital Crossing Preferred’s loans are concentrated in California and New England and adverse conditions in those markets could adversely affect its operations
     Properties underlying Capital Crossing Preferred’s current mortgage assets are concentrated primarily in California, particularly Southern California, and New England. As of June 30, 2005, approximately 51.2% of the net balances of its mortgage loans were secured by properties located in California and 13.0% in New England. Adverse economic, political or business developments or natural hazards may affect these areas and the ability of property owners in these areas to make payments of principal and interest on the underlying mortgages. If either region experienced adverse economic, political or business conditions, or natural hazards, Capital Crossing Preferred would likely experience higher rates of loss and delinquency on its mortgage loans than if its loans were more geographically diverse.
A substantial majority of Capital Crossing Preferred’s loans were originated by other parties
     At June 30, 2005, substantially all of Capital Crossing Preferred’s net loans consisted of loans originated by third parties that were purchased by Capital Crossing and subsequently acquired by Capital Crossing Preferred from Capital Crossing. When Capital Crossing purchases loans originated by third parties, it generally cannot conduct the same level of due diligence that it would have conducted had it originated the loans. In addition, loans originated by third parties may lack current financial information and may have incomplete legal documentation and outdated appraisals. Although Capital Crossing conducts a comprehensive acquisition review, it also may rely on certain information provided by the parties that originated the loans, whose underwriting standards may be substantially different than Capital Crossing’s. These differences may include less rigorous appraisal requirements and debt service coverage ratios, and less rigorous analysis of property location and environmental factors, building condition and age, tenant quality, compliance with zoning regulations, any use restrictions, easements or rights of ways that may impact the property value and the borrower’s ability to manage the property and service the mortgage. As a result, Capital Crossing may not have information with respect to an acquired loan which, if known at the time of acquisition, would have caused it to reduce its bid price or not bid for the loan at all. This may adversely affect Capital Crossing Preferred’s yield on loans or cause it to increase its provision for loan losses. In addition, Capital Crossing may acquire loans as part of a pool that, given the opportunity to review and underwrite at the outset, it would not have originated. Loans such as these could have a higher risk of becoming non-performing in the future and adversely affect Capital Crossing Preferred’s results of operations.
More than half of Capital Crossing Preferred’s loan portfolio is made up of commercial mortgage loans which are generally riskier than other types of loans
     Commercial mortgage loans constituted approximately 63.2% of the total loans, net of discounts in Capital Crossing Preferred’s loan portfolio at June 30, 2005 and commercial mortgage loans are generally subject to greater risks than other types of loans. Capital Crossing Preferred’s commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, tend to have shorter maturities than other mortgage loans and may not be fully accretable, meaning that they have a principal balance or “balloon” payment due on maturity. The commercial real estate properties underlying Capital Crossing Preferred’s commercial mortgage loans also tend to be unique and are more difficult to value than other real estate properties. They are also subject to relatively greater environmental risks than other types of loans and to the corresponding burdens and costs of compliance with environmental laws and regulations. Because of these risks related to commercial mortgage loans, Capital Crossing Preferred may experience higher rates of default on its mortgage loans than it would if its loan portfolio was more diversified and included a greater number of owner-occupied residential or other mortgage loans. Higher rates of default will cause Capital Crossing Preferred’s level of impaired loans to increase, which may have a material adverse affect on its results of operation.
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
Capital Crossing Preferred could be held responsible for environmental liabilities of properties it acquires through foreclosure
     If Capital Crossing Preferred chooses to foreclose on a defaulted mortgage loan to recover its investment it may be subject to environmental liabilities related to the underlying real property. Approximately 63.2% of the total loans, net of discounts in Capital Crossing Preferred’s portfolio at June 30, 2005 were commercial mortgage loans, which generally are subject to relatively greater environmental risks than other types of loans. Hazardous substances or wastes, contaminants, pollutants or sources thereof may be discovered on properties during Capital Crossing Preferred’s ownership or after a sale to a third party. The amount of environmental liability could exceed the value of the real property. There can be no assurance that Capital Crossing Preferred would not be fully liable for the entire cost of any removal and clean-up on an acquired property, that the cost of removal and clean-up would not exceed the value of the property or that Capital Crossing Preferred could recoup any of the costs from any third party. In addition, Capital Crossing Preferred may find it difficult or impossible to sell the property prior to or following any such remediation. The incurrence of any significant environmental liabilities with respect to a property securing a mortgage loan could have a material adverse effect on Capital Crossing Preferred’s financial condition.
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
     The terms of Capital Crossing Preferred’s guarantee of obligations of Capital Crossing. Capital Crossing Preferred has guaranteed all of the obligations of Capital Crossing under advances Capital Crossing may receive from time to time from the FHLBB, and has agreed to pledge a significant amount of it’s assets in connection with those advances. The assets Capital Crossing Preferred pledges to the FHLBB will vary from time to time; however, the potential exists for Capital Crossing Preferred to pledge all of its assets to the FHLBB to secure advances to Capital Crossing. In addition, Capital Crossing has pledged to the FHLBB all of the shares of Capital Crossing Preferred’s capital stock it owns as collateral for its FHLBB borrowings. Under the terms of the pledge, if Capital Crossing becomes undercapitalized the FHLBB may require Capital Crossing to dissolve Capital Crossing Preferred such that the assets of Capital Crossing Preferred are liquidated. In this circumstance the holders of Series A, Series C and Series D preferred shares would receive their liquidation preference only to the extent there are available proceeds from the liquidation of the assets of Capital Crossing Preferred following satisfaction of its outstanding obligations, including its guarantee of Capital Crossing’s FHLBB borrowings. At June 30, 2005, approximately $29.6 million, or 13.5%, of Capital Crossing Preferred assets have been pledged to and accepted by the FHLBB to secure advances to Capital Crossing. As of June 30, 2005, Capital Crossing had $163.7 million in outstanding FHLBB borrowings. The guarantee and pledge were approved by Capital Crossing Preferred’s independent directors, subject to certain requirements and limitations, including the requirement that Capital Crossing pay Capital Crossing Preferred an annual guarantee fee of $80,000. Any default by Capital Crossing on its obligations which would require Capital Crossing Preferred to satisfy its guarantee could adversely affect Capital Crossing Preferred’s business and its ability to make timely payments of dividends.
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
          The following table sets forth Capital Crossing Preferred’s interest-rate-sensitive assets categorized by repricing dates and weighted average yields at June 30, 2005. For fixed rate instruments, the repricing date is the maturity date. For adjustable-rate instruments, the repricing date is deemed to be the earliest possible interest rate adjustment date. Assets that are subject to immediate repricing are placed in the overnight column.

		Within	One to	Two to	Three to	Four to	Over
		One	Two	Three	Four	Five	Five
	Overnight	Year	Years	Years	Years	Years	Years	Total
	(dollars in thousands)
Interest-bearing deposits in banks	$89,680	$—	$—	$—	$—	$—	$—	$89,680
	1.10%
Certificates of deposit	—	296	—	—	—	—	—	296
		4.33%
Fixed-rate loans (1)	—	16,737	11,675	12,216	8,584	6,991	20,120	76,323
		8.42%	8.55%	8.36%	7.93%	7.73%	7.18%
Adjustable-rate loans (1)	12,485	32,237	4,010	1,406	1,268	1,407	904	53,717
	8.55%	7.06%	6.04%	6.97%	6.22%	6.27%	6.93%

Total rate-sensitive assets	$102,165	$49,270	$15,685	$13,622	$9,852	$8,398	$21,024	$220,016

(1)	Loans are presented at net amounts before deducting the allowance for loan losses and exclude non-performing loans.
          Based on Capital Crossing Preferred’s experience, management applies the assumption that, on average, approximately 4% of the outstanding fixed and adjustable rate loans will prepay annually.
          At June 30, 2005, the fair value of net loans was $129.2 million as compared to the net carrying value of net loans of $129.1 million. The fair value of interest-bearing deposits in banks approximates carrying value.
Item 4. Controls and Procedures
          Capital Crossing Preferred’s management, with the participation of its President and Treasurer, evaluated the effectiveness of Capital Crossing Preferred’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2005. Based on this evaluation, Capital Crossing Preferred’s President and Treasurer concluded that, as of June 30, 2005, Capital Crossing Preferred’s disclosure controls and procedures were (1) designed to ensure that material information relating to Capital Crossing Preferred is made known to the President and Treasurer by others within the entity, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by Capital Crossing Preferred in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
          No change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
CAPITAL CROSSING PREFERRED CORPORATION

Date: August 11, 2005	By:	/s/ Richard Wayne

Richard Wayne
President (Principal Executive Officer)

Date: August 11, 2005	By:	/s/ Edward F. Mehm

Edward F. Mehm
Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Item	Page Number
31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the President.	28

31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Treasurer.	29

32	Certification pursuant to 18 U.S.C. Section 1350 of the President and Treasurer.	30