Form 10-Q
period 2005-09-30
CAPITAL CROSSING PREFERRED CORP
filed 2005-11-10
CIK 1072806

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of November 10, 2005: 100.
No common stock was held by non-affiliates of the issuer.

Capital Crossing Preferred Corporation

PART I
Item 1. Financial Statements
Capital Crossing Preferred Corporation
Balance Sheets
(unaudited)

	September 30,	December 31,
	2005	2004
	(in thousands)
ASSETS
Cash account with Capital Crossing Bank	$99	$92
Interest bearing deposits with Capital Crossing Bank	100,907	95,315

Total cash and cash equivalents	101,006	95,407

Certificate of deposit	297	300

Loans, net of discounts and net deferred loan income	122,134	123,932
Less allowance for loan losses	(1,972)	(2,497)

Loans, net	120,162	121,435

Accrued interest receivable	568	544
Other assets	14	—

	$222,047	$217,686

LIABILITIES AND STOCKHOLDERS’ EQUITY

Due to Capital Crossing Bank	$—	$289
Accrued expenses and other liabilities	1,267	1,228

Total liabilities	1,267	1,517

Stockholders’ equity:
Preferred stock, Series A, 9.75% non-cumulative, exchangeable; $.01 par value; $10 liquidation value per share; 1,449,000 shares authorized, 1,416,130 shares issued and outstanding	14	14
Preferred stock, Series B, 8% cumulative, non-convertible; $.01 par value; $1,000 liquidation value per share plus accrued dividends; 1,000 shares authorized, 937 and 940 shares issued and outstanding, respectively	—	—
Preferred stock, Series C, 10.25% non-cumulative, exchangeable; $.01 par value; $10 liquidation value per share; 1,840,000 shares authorized, issued and outstanding	18	18
Preferred stock, Series D, 8.50% non-cumulative, exchangeable; $.01 par value; $25 liquidation value per share; 1,725,000 shares authorized, 1,500,000 shares issued and outstanding	15	15
Common stock, $.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	216,119	216,122
Retained earnings	4,614	—

Total stockholders’ equity	220,780	216,169

	$222,047	$217,686

See accompanying notes to unaudited interim financial statements.

Capital Crossing Preferred Corporation
Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(in thousands)
Interest income:
Interest and fees on loans	$3,437	$2,685	$8,544	$10,724
Interest on interest-bearing deposits	265	391	782	909

Total interest income	3,702	3,076	9,326	11,633

Credit for loan losses	182	101	525	865

Total interest income, after credit for loan losses	3,884	3,177	9,851	12,498

Other income:
Gain on sale of loans	—	—	—	76
Guarantee fee income	20	20	60	60

Total other income	20	20	60	136

Operating expenses:
Loan servicing and advisory services	88	89	259	290
Other general and administrative	21	46	140	179

Total operating expenses	109	135	399	469

Net income	3,795	3,062	9,512	12,165

Preferred stock dividends	1,633	1,633	4,898	3,755

Net income available to common stockholder	$2,162	$1,429	$4,614	$8,410

See accompanying notes to unaudited interim financial statements.

Capital Crossing Preferred Corporation
Statements of Changes in Stockholders’ Equity
(unaudited)

	Nine Months Ended September 30, 2005
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
	(dollars in thousands)
Balance at December 31, 2004	1,416,130	$14	940	$—	1,840,000	$18	1,500,000	$15	100	$—	$216,122	$—	$216,169
Net income	—	—	—	—	—	—	—	—	—	—	—	9,512	9,512
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	—	—	(1,036)	(1,036)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	—	—	(56)	(56)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	—	—	(1,415)	(1,415)
Dividends on preferred stock, Series D	—	—	—	—	—	—	—	—	—	—	—	(2,391)	(2,391)
Repurchase of preferred stock, Series B	—	—	(3)	—	—	—	—	—	—	—	(3)	—	(3)

Balance at September 30, 2005	1,416,130	$14	937	$—	1,840,000	$18	1,500,000	$15	100	$—	$216,119	$4,614	$220,780

	Nine Months Ended September 30, 2004
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
	(dollars in thousands)
Balance at December 31, 2003	1,416,130	$14	941	$—	1,840,000	$18	—	$—	100	$—	$211,240	$10,158	$221,430
Net income	—	—	—	—	—	—	—	—	—	—	—	12,165	12,165
Net proceeds from issuance of preferred stock, Series D	—	—	—	—	—	—	1,500,000	15	—	—	35,244	—	35,259
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	—	—	(1,036)	(1,036)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	—	—	(56)	(56)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	—	—	(1,415)	(1,415)
Dividends on preferred stock, Series D	—	—	—	—	—	—	—	—	—	—	—	(1,248)	(1,248)
Repurchase of preferred stock, Series B	—	—	(1)	—	—	—	—	—	—	—	(1)	—	(1)

Balance at September 30, 2004	1,416,130	$14	940	$—	1,840,000	$18	1,500,000	$15	100	$—	$246,483	$18,568	$265,098

See accompanying notes to the unaudited interim financial statements.

Capital Crossing Preferred Corporation
Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2005	2004
	(in thousands)
Cash flows provided by operating activities:
Net income	$9,512	$12,165
Adjustments to reconcile net income to net cash provided by operating activities:
Credit for loan losses	(525)	(865)
Gain on sale of loans	—	(76)
Other, net	(288)	1,317

Net cash provided by operating activities	8,699	12,541

Cash flows provided by (used in) investing activities:
Loan repayments	17,141	33,596
Purchases of loans from Capital Crossing Bank	(15,343)	—
Proceeds from loan sales	—	495
Proceeds from redemption of certificate of deposit	3	—

Net cash provided by investing activities	1,801	34,091

Cash flows provided by (used in) financing activities:
Issuance of preferred stock, series D	—	35,259
Repurchase of preferred stock, Series B	(3)	(1)
Payment of preferred stock dividend	(4,898)	(3,755)

Net cash (used in) provided by financing activities	(4,901)	31,503

Net change in cash and cash equivalents	5,599	78,135
Cash and cash equivalents at beginning of period	95,407	65,845

Cash and cash equivalents at end of period	$101,006	$143,980

See accompanying notes to unaudited interim financial statements.

Capital Crossing Preferred Corporation
Notes to Unaudited Financial Statements
Three and Nine Month Periods Ended September 30, 2005 and 2004
Note 1. Basis of Presentation
     Capital Crossing Preferred Corporation (‘‘Capital Crossing Preferred’’) is a Massachusetts corporation organized on March 20, 1998, to acquire and hold real estate assets. Capital Crossing Bank (‘‘Capital Crossing’’), a federally insured Massachusetts trust company, owns all of Capital Crossing Preferred’s common stock. Capital Crossing is in compliance with its regulatory capital requirements at September 30, 2005.
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
     The financial information as of September 30, 2005, the results of operations for the three and nine months ended September 30, 2005 and 2004 and changes in stockholders’ equity and cash flows for the nine months ended September 30, 2005 and 2004 are unaudited; however, in the opinion of management, the financial information reflects all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America. Interim results are not necessarily indicative of results to be expected for the entire year. These interim financial statements are intended to be read in conjunction with the financial statements presented in Capital Crossing Preferred’s Annual Report on Form 10-K as of and for the year ended December 31, 2004.
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
Note 2. Commitments and Contingencies
Guarantees
     Capital Crossing Preferred has guaranteed all of the obligations of Capital Crossing under advances Capital Crossing may receive from time to time from the Federal Home Loan Bank of Boston (“FHLBB”), and Capital Crossing Preferred has agreed to pledge a significant amount of its assets in connection with those advances. This guarantee would rank senior to the outstanding preferred shares upon liquidation. Capital Crossing Preferred’s obligations under this agreement are limited by applicable laws pertaining to fraudulent conveyance and fraudulent transfer. The assets pledged to the FHLBB will vary from time to time, however the potential exists for Capital Crossing Preferred to pledge all of its assets to the FHLBB to secure advances to Capital Crossing. In addition, Capital Crossing has pledged to the FHLBB all of the shares of Capital Crossing Preferred’s capital stock it owns as collateral for its FHLBB borrowings. Under the terms of the pledge, if Capital Crossing becomes undercapitalized, the FHLBB may require Capital Crossing to dissolve Capital Crossing Preferred such that the assets of Capital Crossing Preferred are distributed to Capital Crossing. In such circumstance, holders of the Series A, Series C and Series D preferred stock would receive their liquidation preference only to the extent there are available proceeds from the liquidation of the assets of Capital Crossing Preferred following satisfaction of its outstanding obligations, including its guarantee of Capital Crossing’s FHLBB borrowings. At September 30, 2005, approximately $32.2 million, or 14.5%, of Capital Crossing Preferred’s assets had been pledged to and accepted by the FHLBB to secure advances to Capital Crossing. As of September 30, 2005, Capital Crossing had $212.8 million in outstanding FHLBB borrowings.

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
Executive Level Overview
     Net income available to the sole common stockholder increased $733,000, or 51.3%, to $2.2 million for the three months ended September 30, 2005 compared to $1.4 million for the same period in 2004. The increase is primarily the result of an increase in interest and fees on loans. Net income available to the sole common stockholder decreased $3.8 million, or 45.1%, to $4.6 million for the nine months ended September 30, 2005 compared to $8.4 million for the same period in 2004. The decrease is primarily the result of a decline in interest and fees on loans and an increase in preferred stock dividends attributable to the issuance of Series D preferred stock on May 11, 2004.
     All of the mortgage assets in Capital Crossing Preferred’s loan portfolio at September 30, 2005 were acquired from Capital Crossing and it is anticipated that substantially all additional mortgage assets will be acquired from Capital Crossing. As of September 30, 2005, Capital Crossing Preferred held loans acquired from Capital Crossing with net investment balances of $122.1 million.
     Commercial mortgage loans constituted approximately 62.6% of the total loans, net of discounts, in Capital Crossing Preferred’s loan portfolio at September 30, 2005. Commercial mortgage loans are generally subject to greater risks than other types of loans. Capital Crossing Preferred’s commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, tend to have shorter maturities than other mortgage loans and may not be fully amortizing. For these reasons, Capital Crossing Preferred may experience higher rates of default on its mortgage loans than it would if its loan portfolio was more diversified and included a greater number of owner-occupied residential or other mortgage loans.
     Properties underlying Capital Crossing Preferred’s current mortgage assets are also concentrated primarily in California and New England. As of September 30, 2005, approximately 52.4% of the balances of its mortgage loans were secured by properties located in California and 13.2% in New England. In the instance where either region experiences adverse economic, political or business conditions, or natural hazards, Capital Crossing Preferred would likely experience higher rates of loss and delinquency on its mortgage loans.
     In order to determine the potential impact the recent hurricanes Katrina, Rita and Wilma had on the loan portfolio, Capital Crossing Preferred performed a review of its loan portfolio. As a result of this review, Capital Crossing Preferred did not identify any loans for which the collateral sustained uninsured damages as a result of these hurricanes. Additionally no loans have become delinquent as a result of these hurricanes.
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
     Decisions regarding the utilization of Capital Crossing Preferred’s cash are based, in large part, on its future commitments to pay preferred stock dividends. During the third quarter of 2005, the loan portfolio was large enough to generate income resulting in net income, which was 2.32 times preferred stock dividends. Future decisions regarding mortgage asset acquisitions and returns of capital will be based on the level of preferred stock dividends at the time and the required level of income necessary to generate adequate dividend coverage.
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
     As a result of this accounting change, the financial statements of Capital Crossing Preferred may become more difficult to compare with those of its peers since its business is based mainly upon the acquisition, rather than the origination, of loans. In particular, ratios involving the allowance for loan losses may not be comparable to its peers’ ratios. It is unknown what effect, if any, this accounting change will have in the marketplace with investors.
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
     Discounts on Acquired Loans. Effective January 1, 2005, and as a result of the required adoption of SOP No. 03-3, Capital Crossing Preferred is required to change its discount accounting as it relates to acquired loans which, at acquisition, have evidence of deterioration of credit quality since origination and for which it is probable that Capital Crossing Preferred will be unable to collect all contractually required payments. For such loans, the excess of contractual cash flows over cash flows estimated at the time of acquisition is not accreted into income (nonaccretable discount). The remaining amount, representing the excess of the loan’s estimated cash flows over the purchase price, is accreted into income over the life of the loan (accretable discount).
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
     Gains and losses on sales of loans are determined using the specific identification method. The excess (deficiency) of any cash received as compared to the net investment is recorded as gain (loss) on sales of loans. There were no loans held for sale at September 30, 2005.

Results of Operations for the Three Months Ended September 30, 2005 and 2004
Interest Income
     The yields on Capital Crossing Preferred’s earning assets are summarized as follows:

	Three Months Ended September 30,
		2005			2004
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield
	(dollars in thousands)
Loans, net (1)	$125,824	$3,437	10.84%	$125,957	$2,685	8.48%
Interest-bearing deposits	95,328	265	1.10	141,281	391	1.10

Total interest-earning assets	$221,152	$3,702	6.64%	$267,238	$3,076	4.58%

(1)	Non-performing loans are excluded from average balance calculations.
     The increase in interest income for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 is primarily due to the increase in interest income on loans due to an increase in the yield.
     Average loans, net remained relatively stable for the three months ended September 30, 2005 totaling $125.8 million compared to $126.0 million for the same period in 2004. This is attributable to loan pay-offs and amortization, offset by $19.6 million in loans purchased from Capital Crossing Bank in late 2004 and the second quarter of 2005. The yield on the loan portfolio increased primarily as a result of an increase in interest income recognized at the time of individual loan pay-offs. The regularly scheduled interest and accretion income increased as a result of the interest rate environment.
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

	Three Months Ended September 30,
	2005		2004
	Interest		Interest
	Income	Yield	Income	Yield
		(dollars in thousands)
Regularly scheduled interest and accretion income	$2,469	7.79%	$2,368	7.48%
Interest and fee income recognized on loan pay-offs:
Nonaccretable discount	2	—	—	—
Accretable discount	542	1.71	126	0.40
Other interest and fee income	424	1.34	191	0.60

	968	3.05	317	1.00

	$3,437	10.84%	$2,685	8.48%

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
     The average balance of interest-bearing deposits decreased $46.0 million or 32.5% to $95.3 million for the three months ended September 30, 2005, compared to $141.3 million for 2004. The changes in the average balances of interest-bearing deposits are the result of periodic dividend payments and funds used to purchase additional mortgage assets, offset by cash flows from loan repayments.
Credit for loan losses
     Capital Crossing Preferred recorded credits for loan losses of $182,000 and $101,000 for the three months ended September 30, 2005 and 2004, respectively, to reverse unused general reserves related to loans that have been paid off. As loans pay off, a credit for loan losses is recorded to reduce allowance allocations related to the loans that have paid-off for which a related allowance remains unused. The allowance for loan losses is based on the size of the portfolio and its historical performance. The determination of this allowance requires management’s use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. Should the loan portfolio continue to decline without utilization of the allowance for loan losses, future credits for loan losses may be necessary.
Operating expenses
     Loan servicing and advisory services expenses for the three months ended September 30, 2005 decreased $1,000, or 1.1%, to $88,000 compared to $89,000 for the three months ended September 30, 2004. This decrease was due to the decrease in the average balance of the loan portfolio.
     Other general and administrative expenses decreased $25,000, or 54.3%, to $21,000 for the three months ended September 30, 2005 compared to $46,000 for the three months ended September 30, 2004. This decrease is primarily attributable to a decrease in legal fees related to loan collection matters due to an increased amount of legal fee reimbursements collected from borrowers, partially offset by an increase in directors’ fees.
Results of Operations for the Nine Months Ended September 30, 2005 and 2004
Interest Income
     The yields on Capital Crossing Preferred’s earning assets are summarized as follows:

	Nine Months Ended September 30,
	2005			2004
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield
	(dollars in thousands)
Loans, net (1)	$124,630	$8,544	9.17%	$137,065	$10,724	10.45%
Interest-bearing deposits	94,874	782	1.10	110,335	909	1.10

Total interest-earning assets	$219,504	$9,326	5.68%	$247,400	$11,633	6.28%

(1)	Non-performing loans are excluded from average balance calculations.
     The decline in interest income for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 is primarily due to the decline in interest income on loans due to both a decline in the average balance and the yield.
     Average loans, net for the nine months ended September 30, 2005 totaled $124.6 million compared to $137.1 million for the same period in 2004. This decrease is primarily attributable to loan pay-offs and amortization. Partially offsetting this decrease was $19.6 million in loans purchased from Capital Crossing Bank in late 2004 and the second quarter of 2005. The yield on the loan portfolio decreased primarily as a result of a decrease in interest income recognized at the time of individual loan pay-offs. The regularly scheduled interest and accretion income increased as a result of the interest rate environment.
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

	Nine Months Ended September 30,
	2005		2004
	Interest		Interest
	Income	Yield	Income	Yield
		(dollars in thousands)
Regularly scheduled interest and accretion income	$7,304	7.84%	$7,902	7.70%
Interest and fee income recognized on loan pay-offs:
Nonaccretable discount	37	0.04	91	0.09
Accretable discount	743	0.80	2,237	2.18
Other interest and fee income	460	0.49	494	0.48

	1,240	1.33	2,822	2.75

	$8,544	9.17%	$10,724	10.45%

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
     The average balance of interest-bearing deposits decreased $15.5 million or 14.0% to $94.9 million for the nine months ended September 30, 2005, compared to $110.3 million for the 2004 period. The changes in the average balances of interest-bearing deposits are the result of periodic dividend payments, funds used to purchase additional mortgage assets and returns of capital, offset by cash flows from loan repayments, proceeds from loans sold and the proceeds from the Series D stock offering on May 11, 2004.
Credit for loan losses
     Capital Crossing Preferred recorded credits for loan losses of $525,000 and $865,000 for the nine months ended September 30, 2005 and 2004, respectively, to reverse unused general reserves related to loans that have paid-off. As loans pay off, a credit for loan losses is recorded to reduce allowance allocations related to the loans that have paid-off for which a related allowance remains unused. The allowance for loan losses is based on the size of the portfolio and its historical performance. The determination of this allowance requires management’s use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. Should the loan portfolio continue to decline without utilization of the allowance for loan losses, future credits for loan losses may be necessary.
Other income
     There were no loan sales during the nine months ended September 30, 2005. During the nine months ended September 30, 2004, there was one loan sale to an unaffiliated third party resulting in a gain of $76,000.
Operating expenses
     Loan servicing and advisory services expenses for the nine months ended September 30, 2005 decreased $31,000, or 10.7%, to $259,000 compared to $290,000 for the nine months ended September 30, 2004. This decrease was primarily due to the decrease in the average balance of the loan portfolio.
     Other general and administrative expenses decreased $39,000, or 21.8%, to $140,000 for the nine months ended September 30, 2005 compared to $179,000 for the nine months ended September 30, 2004. This decrease is primarily attributable to a decrease in legal fees related to loan collection matters due to an increased amount of legal fee reimbursements collected from borrowers, partially offset by an increase in shareholders expenses and directors fees.
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
Changes in Financial Condition
Interest-bearing Deposits with Capital Crossing Bank
     Interest-bearing deposits with Capital Crossing Bank consist entirely of money market accounts at September 30, 2005 and December 31, 2004. The balance of interest-bearing deposits increased $5.6 million to $100.9 million at September 30, 2005 compared to $95.3 million at December 31, 2004. The increase in the balance of interest-bearing deposits is the result of cash flows from loan repayments, offset by periodic dividend payments, funds used to purchase additional mortgage assets and returns of capital.
Loan Portfolio
     To date, all of Capital Crossing Preferred’s loans have been acquired from Capital Crossing. The following table sets forth information regarding the composition of the loan portfolio at the dates indicated:

	September 30,	December 31,
	2005	2004
	(in thousands)
Mortgage loans on real estate:
Commercial real estate	$76,488	$83,236
Multi-family residential	40,548	35,866
Land	3,816	4,011
One-to-four family residential	1,321	858

Total	122,173	123,971
Other loans	21	23

Total loans, net of discounts	122,194	123,994

Less:
Allowance for loan losses	(1,972)	(2,497)
Net deferred loan fees	(60)	(62)

Loans, net	$120,162	$121,435

     Capital Crossing Preferred acquires primarily performing commercial real estate and multifamily residential mortgage loans. Capital Crossing Preferred acquired $15.3 million in loans from Capital Crossing Bank during the nine months ended September 30, 2005.
     Capital Crossing Preferred intends that each loan acquired from Capital Crossing in the future will be a whole loan, and will be originated or acquired by Capital Crossing in the ordinary course of its business. Capital Crossing Preferred also intends that all loans held by it will be serviced pursuant to its master service agreement with Capital Crossing.
     There were no non-performing loans as of September 30, 2005. Non-performing loans, net of discount, totaled $1.6 million at December 31, 2004. Loans generally are placed on non-performing status and the accrual of interest and accretion of discount are generally discontinued when the collectibility of principal and interest is not probable or estimable. Unpaid interest income previously accrued on such loans is reversed against current period interest income. A loan is returned to accrual status when it is brought current in accordance with management’s anticipated cash flows at the time of acquisition.

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
     The following table sets forth certain information relating to the activity in the nonaccretable discount for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(in thousands)
Balance at beginning of period	$776	$1,167	$883	$1,524
Accretion	(5)	—	(59)	(91)
Transfers to accretable portion upon improvements in cash flows	—	(126)	(53)	(281)
Net reductions related to loans sold	—	—	—	(111)

Balance at end of period	$771	$1,041	$771	$1,041

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
     In determining the adequacy of the allowance for loan losses, management makes significant judgments. Management initially reviews its loan portfolio to identify loans for which specific allocations are considered prudent. Specific allocations include the results of measuring impaired loans under SFAS No. 114. Next, management considers the level of general loan allowances deemed appropriate for loans. General risk allocations are determined by a formula whereby the portfolio is stratified by type and internal risk rating categories. Loss factors are then applied to each strata based on various considerations including collateral type, loss experience, delinquency trends, current economic conditions, industry standards, and regulatory guidelines. Additional considerations influencing such loss factors are particular concentrations within the portfolio, such as the concentration of loans in California, which accounted for approximately 52.4% of the net portfolio at September 30, 2005 and concentrations of loans to individual borrowers. The allowance for loan losses is management’s estimate of the probable loan losses incurred as of the balance sheet date. There can be no assurance that Capital Crossing Preferred’s actual losses with respect to loans will not exceed its allowance for loan losses.
     In order to determine the potential impact the recent hurricanes Katrina, Rita and Wilma had on the loan portfolio, Capital Crossing Preferred performed a review of its loan portfolio. As a result of this review, Capital Crossing Preferred did not identify any loans for which the collateral sustained uninsured damages as a result of these hurricanes. Additionally no loans have become delinquent as a result of these hurricanes.
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
     Capital Crossing Preferred’s allowance for loan losses at September 30, 2005 was $2.0 million. The determination of this allowance requires the use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. In addition, regulatory agencies periodically review the adequacy of the allowance for loan losses and may require Capital Crossing Preferred to make additions to its allowance for loan losses. While management believes its estimates and assumptions are reasonable, there can be no assurance that they will be proven to be correct in the future. The actual amount of future provisions that may be required cannot be determined, and such provisions may exceed the amounts of past provisions. Management believes that the allowance for loan losses is adequate to absorb the known and inherent risks in Capital Crossing Preferred’s loan portfolio at each date based on the facts known to management as of such date. Management continues to monitor and modify the allowances for general and specific loan losses as economic conditions dictate.
     The following table sets forth certain information relating to the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(in thousands)
Balance at beginning of period	$2,154	$2,468	$2,497	$3,281
Credit for loan losses	(182)	(101)	(525)	(865)
Net reduction relating to loans sold	—	—	—	(49)

Balance at end of period	$1,972	$2,367	$1,972	$2,367

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
     At September 30, 2005, 52.4% and 13.2% of Capital Crossing Preferred’s net loan portfolio consisted of loans in California and New England, respectively. At December 31, 2004, 47.4% and 14.2% of Capital Crossing Preferred’s net real estate loan portfolio consisted of loans located in California and New England, respectively. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political or business developments or natural hazards in California or New England that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages.
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
     The Series A, Series C and Series D preferred shares rank:
•	junior to borrowings of Capital Crossing Preferred, including claims of the FHLBB for amounts due or which may become due under Capital Crossing Preferred’s guarantee of Capital Crossing’s obligations to the FHLBB, and any other obligations to Capital Crossing Preferred’s creditors upon its liquidation. As of September 30, 2005, Capital Crossing had $212.8 million in outstanding FHLBB borrowings; and

•	senior to Capital Crossing Preferred’s common stock and its Series B preferred stock with regard to payment of dividends and amounts upon liquidation.
     If Capital Crossing Preferred incurs significant indebtedness, it may not have sufficient funds to make dividend or liquidation payments on the Series A, Series C or Series D preferred shares. Upon Capital Crossing Preferred’s liquidation, its obligations to its creditors would rank senior to the Series A, Series C and Series D preferred shares. At September 30, 2005, Capital Crossing Preferred had approximately $178,000 in accounts payable and other liabilities which, upon its liquidation, would be required to be paid before any payments could be made to holders of the Series A, Series C or Series D preferred shares. In addition, upon Capital Crossing Preferred’s liquidation, dissolution or winding up, if it does not have sufficient funds to pay the full liquidation amount, to the holders of the Series A, Series C and Series D preferred shares, will share ratably in any distribution in proportion to the full liquidation amount which they otherwise would be entitled and such holders may receive less than the per share liquidation amount.
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
     Payment of dividends on the Series A, Series C and Series D preferred shares could also be subject to regulatory limitations if Capital Crossing becomes undercapitalized. Capital Crossing will be deemed undercapitalized if its total risk-based capital ratio is less than 8.0%, its Tier 1 risk-based capital ratio is less than 4.0% or its Tier 1 leverage ratio is less than 4.0%. At September 30, 2005, Capital Crossing had a total risk-based capital ratio of 18.09%, a Tier 1 risk-based capital ratio of 11.88% and a Tier 1 leverage ratio of 9.43%, which is sufficient for Capital Crossing to be considered well-capitalized. If Capital Crossing becomes undercapitalized or the FDIC anticipates that it will become undercapitalized, the FDIC may direct the automatic exchange of the preferred shares of Capital Crossing Preferred for preferred shares of Capital Crossing. As part of its common stock repurchase program, Capital Crossing has also agreed with the FDIC to maintain, for so long as the repurchase program continues, its Tier 1 leverage ratio at least 7.00% as well as remaining well capitalized. Capital Crossing Preferred makes no assurance that Capital Crossing will be well-capitalized under applicable regulations as of any future date, which is required in order to continue to repurchase common stock, but which is not a condition to the payment of dividends on the preferred shares. For purposes of calculating these capital ratios as a percentage of Capital Crossing’s risk-weighted assets, as opposed to its total assets, Capital Crossing’s assets are assigned to risk categories based on the relative credit risk of the asset in question. These risk weights consist of 0% for assets deemed least risky such as cash, claims backed by the full faith and credit of the U.S. government, and balances due from Federal Reserve banks; 20% for assets deemed slightly more risky such as portions of obligations conditionally guaranteed by the U.S. government or federal funds sold; 50% for assets deemed still more risky such as government issued-revenue bonds, one-to-four family residential first mortgage loans and well-collateralized multi-family residential first mortgage loans; and 100% for all other assets, including private sector loans such as commercial mortgage loans as well as bank-owned real estate.
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

•	local and other economic conditions affecting real estate values;

•	the continued financial stability of a borrower and the borrower’s ability to make mortgage payments;

•	the ability of tenants to make lease payments;

•	the ability of a property to attract and retain tenants, which may in turn be affected by local conditions, such as oversupply of space or a reduction in demand for rental space in the area;

•	regional experiences of adverse business conditions or natural disasters;

•	interest rate levels and the availability of credit to refinance mortgage loans at or prior to maturity; and

•	increased operating costs, including energy costs, real estate taxes and costs of compliance with environmental controls and regulations.
Capital Crossing Preferred’s loans are concentrated in California and New England and adverse conditions in those markets could adversely affect its operations
     Properties underlying Capital Crossing Preferred’s current mortgage assets are concentrated primarily in California, particularly Southern California, and New England. As of September 30, 2005, approximately 52.4% of the net balances of its mortgage loans were secured by properties located in California and 13.2% in New England. Adverse economic, political or business developments or natural hazards may affect these areas and the ability of property owners in these areas to make payments of principal and interest on the underlying mortgages. If either region experienced adverse economic, political or business conditions, or natural hazards, Capital Crossing Preferred would likely experience higher rates of loss and delinquency on its mortgage loans than if its loans were more geographically diverse.
A substantial majority of Capital Crossing Preferred’s loans were originated by other parties
     At September 30, 2005, substantially all of Capital Crossing Preferred’s net loans consisted of loans originated by third parties that were purchased by Capital Crossing and subsequently acquired by Capital Crossing Preferred from Capital Crossing. When Capital Crossing purchases loans originated by third parties, it generally cannot conduct the same level of due diligence that it would have conducted had it originated the loans. In addition, loans originated by third parties may lack current financial information and may have incomplete legal documentation and outdated appraisals. Although Capital Crossing conducts a comprehensive acquisition review, it also may rely on certain information provided by the parties that originated the loans, whose underwriting standards may be substantially different than Capital Crossing’s. These differences may include less rigorous appraisal requirements and debt service coverage ratios, and less rigorous analysis of property location and environmental factors, building condition and age, tenant quality, compliance with zoning regulations, any use restrictions, easements or rights of ways that may impact the property value and the borrower’s ability to manage the property and service the mortgage. As a result, Capital Crossing may not have information with respect to an acquired loan which, if known at the time of acquisition, would have caused it to reduce its bid price or not bid for the loan at all. This may adversely affect Capital Crossing Preferred’s yield on loans or cause it to increase its provision for loan losses. In addition, Capital Crossing may acquire loans as part of a pool that, given the opportunity to review and underwrite at the outset, it would not have originated. Loans such as these could have a higher risk of becoming non-performing in the future and adversely affect Capital Crossing Preferred’s results of operations.
More than half of Capital Crossing Preferred’s loan portfolio is made up of commercial mortgage loans which are generally riskier than other types of loans
     Commercial mortgage loans constituted approximately 62.6% of the total loans, net of discounts in Capital Crossing Preferred’s loan portfolio at September 30, 2005 and commercial mortgage loans are generally subject to greater risks than other types of loans. Capital Crossing Preferred’s commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, tend to have shorter maturities than other mortgage loans and may not be fully accretable, meaning that they have a principal balance or “balloon” payment due on maturity. The commercial real estate properties underlying Capital Crossing Preferred’s commercial mortgage loans also tend to be unique and are more difficult to value than other real estate properties. They are also subject to relatively greater environmental risks than other types of loans and to the corresponding burdens and costs of compliance with environmental laws and regulations. Because of these risks related to commercial mortgage loans, Capital Crossing Preferred may experience higher rates of default on its mortgage loans than it would if its loan portfolio was more diversified and included a greater number of owner-occupied residential or other mortgage loans. Higher rates of default will cause Capital Crossing Preferred’s level of impaired loans to increase, which may have a material adverse affect on its results of operation.

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
Capital Crossing Preferred could be held responsible for environmental liabilities of properties it acquires through foreclosure
     If Capital Crossing Preferred chooses to foreclose on a defaulted mortgage loan to recover its investment it may be subject to environmental liabilities related to the underlying real property. Approximately 62.6% of the total loans, net of discounts in Capital Crossing Preferred’s portfolio at September 30, 2005 were commercial mortgage loans, which generally are subject to relatively greater environmental risks than other types of loans. Hazardous substances or wastes, contaminants, pollutants or sources thereof may be discovered on properties during Capital Crossing Preferred’s ownership or after a sale to a third party. The amount of environmental liability could exceed the value of the real property. There can be no assurance that Capital Crossing Preferred would not be fully liable for the entire cost of any removal and clean-up on an acquired property, that the cost of removal and clean-up would not exceed the value of the property or that Capital Crossing Preferred could recoup any of the costs from any third party. In addition, Capital Crossing Preferred may find it difficult or impossible to sell the property prior to or following any such remediation. The incurrence of any significant environmental liabilities with respect to a property securing a mortgage loan could have a material adverse effect on Capital Crossing Preferred’s financial condition.
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
     The terms of Capital Crossing Preferred’s guarantee of obligations of Capital Crossing. Capital Crossing Preferred has guaranteed all of the obligations of Capital Crossing under advances Capital Crossing may receive from time to time from the FHLBB, and has agreed to pledge a significant amount of it’s assets in connection with those advances. The assets Capital Crossing Preferred pledges to the FHLBB will vary from time to time; however, the potential exists for Capital Crossing Preferred to pledge all of its assets to the FHLBB to secure advances to Capital Crossing. In addition, Capital Crossing has pledged to the FHLBB all of the shares of Capital Crossing Preferred’s capital stock it owns as collateral for its FHLBB borrowings. Under the terms of the pledge, if Capital Crossing becomes undercapitalized the FHLBB may require Capital Crossing to dissolve Capital Crossing Preferred such that the assets of Capital Crossing Preferred are liquidated. In this circumstance the holders of Series A, Series C and Series D preferred shares would receive their liquidation preference only to the extent there are available proceeds from the liquidation of the assets of Capital Crossing Preferred following satisfaction of its outstanding obligations, including its guarantee of Capital Crossing’s FHLBB borrowings. At September 30, 2005, approximately $32.2 million, or 14.5%, of Capital Crossing Preferred assets have been pledged to and accepted by the FHLBB to secure advances to Capital Crossing. As of September 30, 2005, Capital Crossing had $212.8 million in outstanding FHLBB borrowings. The guarantee and pledge were approved by Capital Crossing Preferred’s independent directors, subject to certain requirements and limitations, including the requirement that Capital Crossing pay Capital Crossing Preferred an annual guarantee fee of $80,000. Any default by Capital Crossing on its obligations which would require Capital Crossing Preferred to satisfy its guarantee could adversely affect Capital Crossing Preferred’s business and its ability to make timely payments of dividends.
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

The following table sets forth Capital Crossing Preferred’s interest-rate-sensitive assets categorized by repricing dates and weighted average yields at September 30, 2005. For fixed rate instruments, the repricing date is the maturity date. For adjustable-rate instruments, the repricing date is deemed to be the earliest possible interest rate adjustment date. Assets that are subject to immediate repricing are placed in the overnight column.

		Within	Over One	Over Two	Over Three	Over Four	Over
		One	to Two	to Three	to Four	to Five	Five
	Overnight	Year	Years	Years	Years	Years	Years	Total
				(dollars in thousands)
Interest-bearing deposits in banks	$100,907	$—	$—	$—	$—	$—	$—	$100,907
	1.10%
Certificates of deposit	—	297	—	—	—	—	—	297
		2.07%
Fixed-rate loans (1)	—	18,564	12,783	11,772	7,720	6,102	13,706	70,647
		8.13%	8.14%	7.99%	7.83%	7.65%	7.17%
Adjustable-rate loans (1)	12,660	31,117	4,073	1,356	755	1,117	409	51,487
	9.07%	7.28%	6.14%	6.49%	6.52%	6.26%	7.10%

Total rate-sensitive assets	$113,567	$49,978	$16,856	$13,128	$8,475	$7,219	$14,115	$223,338

(1)	Loans are presented at net amounts before deducting the allowance for loan losses and exclude non-performing loans.
     Based on Capital Crossing Preferred’s experience, management applies the assumption that, on average, approximately 10% of the outstanding fixed and adjustable rate loans will prepay annually.
     At September 30, 2005, the fair value of net loans was $119.5 million as compared to the net carrying value of net loans of $120.2 million. The fair value of interest-bearing deposits in banks approximates carrying value.
Item 4. Controls and Procedures
     Capital Crossing Preferred’s management, with the participation of its President and Treasurer, evaluated the effectiveness of Capital Crossing Preferred’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2005. Based on this evaluation, Capital Crossing Preferred’s President and Treasurer concluded that, as of September 30, 2005, Capital Crossing Preferred’s disclosure controls and procedures were (1) designed to ensure that material information relating to Capital Crossing Preferred is made known to the President and Treasurer by others within the entity, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by Capital Crossing Preferred in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
     No change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
CAPITAL CROSSING PREFERRED CORPORATION

Date: November 10, 2005	By:	/s/ Richard Wayne
Richard Wayne
President (Principal Executive Officer)

Date: November 10, 2005	By:	/s/ Edward F. Mehm
Edward F. Mehm
Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Item	Page Number

31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the President.	28

31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Treasurer.	29

32	Certification pursuant to 18 U.S.C. Section 1350 of the President and Treasurer.	30