Form 10-K
period 2005-12-31
CAPITAL CROSSING PREFERRED CORP
filed 2006-03-29
CIK 1072806

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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
(Title of Class)

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a not-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The number of shares outstanding of the registrant’s sole class of common stock was 100 shares, $.01 par value per share, as of March 6, 2006. No common stock was held by non-affiliates of the registrant.

PART I

ITEM 1.	BUSINESS
      This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For purposes of these Acts, any statement that is not a statement of historical fact may be deemed a forward-looking statement. Capital Crossing Preferred Corporation (“Capital Crossing Preferred”) may also make written or oral forward-looking statements in other documents filed with the Securities and Exchange Commission (“SEC”), in press releases and other written materials, and in oral statements made by officers or directors. Forward-looking statements can be identified by the use of the words “believes,” “anticipates,” “plans,” “expects,” “estimates,” “intends,” “may,” “projects,” “will,” “would,” and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters. Forward-looking statements should not be unduly relied upon because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of Capital Crossing Preferred. These risks, uncertainties and other factors may cause the actual results, performance or achievements of Capital Crossing Preferred to be materially different from the anticipated future results, performance or achievements that are expressed or implied by the forward-looking statements.
      Capital Crossing Preferred’s actual results could differ materially from those projected in the forward-looking statements as a result, among other factors, or the factors discussed in “Item 1A. Risk Factors” of this Form 10-K.
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
      On February 1, 1999, Capital Crossing Preferred closed its public offering of 1,260,000 shares of its 9.75% Non-cumulative exchangeable preferred stock, Series A. On February 12, 1999, Capital Crossing Preferred sold an additional 156,130 Series A preferred shares in connection with the underwriters’ exercise of their overallotment option. The net proceeds to Capital Crossing Preferred from the sale of Series A preferred shares were $12.6 million. Series A preferred stock is redeemable at the option of Capital Crossing Preferred, with the prior consent of the Federal Deposit Insurance Corporation (the “FDIC”).

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
      Capital Crossing Preferred’s principal business objective is to acquire and hold mortgage assets that will generate net income for distribution to stockholders. All of the mortgage assets in Capital Crossing Preferred’s loan portfolio at December 31, 2005 were acquired from Capital Crossing and it is anticipated that substantially all additional mortgage assets will be acquired from Capital Crossing. As of December 31, 2005, Capital Crossing Preferred held loans acquired from Capital Crossing with net investment balances of $116.1 million. Capital Crossing Preferred’s loan portfolio at December 31, 2005 consisted primarily of mortgage assets secured by commercial and multi-family properties.
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
Capital Crossing
      Capital Crossing was organized as a Massachusetts-chartered trust company in December 1987, and commenced operations in February 1988. Capital Crossing operates as a commercial bank primarily focused on purchasing loans secured by commercial real estate, multi-family and one-to-four family residential real estate, other business assets and originating and purchasing leases that finance the business activities of small companies. Capital Crossing’s deposits are insured by the Bank Insurance Fund of the FDIC to the extent authorized by law. Capital Crossing conducts business from its executive and main office in Boston, Massachusetts, through its website at www.capitalcrossing.com and through Dolphin Capital Corp. (“Dolphin Capital”), its leasing subsidiary in Moberly, Missouri. At December 31, 2005, Capital Crossing had total assets of $1.1 billion, deposits of $723.4 million and stockholders’ equity of $76.5 million. At December 31, 2005, under the regulatory capital ratios developed and monitored by the federal bank regulatory agencies and applicable to banks, Capital Crossing’s capital was sufficient to enable it to be qualified as “well capitalized.”
      Capital Crossing currently focuses on purchasing and originating loans and leases through the following principal business lines:

•	Loan Purchasing. Capital Crossing’s loan purchasing business consists of purchasing loans primarily at a discount from their outstanding principal balances. These loans are primarily secured by commercial real estate, multi-family and one-to-four family residential real estate and other business assets and are purchased from sellers in the financial services industry or government agencies.

•	Lease Financing. Capital Crossing’s lease business consists of financing equipment to small businesses through its subsidiary, Dolphin Capital. The leased equipment consists principally of water purification systems and office and technology equipment such as copiers and computers. Dolphin Capital also purchases pools of leases from sellers in the financial services industry. The leased equipment in such pools includes dental equipment, laundry equipment, vehicles, restaurant equipment and various other types of business or industrial equipment.
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

      Capital Crossing Preferred has guaranteed all of the obligations of Capital Crossing under the advances Capital Crossing may receive from time to time from the Federal Home Loan Bank of Boston (“FHLBB”), and has agreed to pledge a significant amount of its assets in connection with these advances. The assets Capital Crossing Preferred pledges to the FHLBB will vary from time to time, however the potential exists for it to pledge all of its assets to the FHLBB to secure advances to Capital Crossing. At December 31, 2005, approximately $29.1 million, or 14.3%, of its assets have been pledged to and accepted by the FHLBB to secure FHLBB advances to Capital Crossing. The FHLBB advances are used by Capital Crossing primarily for the purchase of mortgage assets and to assist in managing Capital Crossing’s interest rate risk exposure. The assets purchased using FHLBB advances generally are available for contribution to or purchase by Capital Crossing Preferred, based upon the asset quality of the assets, and whether the assets were qualified to be held by REITs. The guarantee and pledge were approved by Capital Crossing Preferred’s independent directors, subject to certain requirements and limitations, including the requirement that Capital Crossing pay Capital Crossing Preferred an annual guarantee fee of $80,000. Capital Crossing Preferred’s guarantee obligations under this arrangement are limited by applicable laws pertaining to fraudulent conveyance and fraudulent transfer. At December 31, 2005, Capital Crossing had borrowing capacity, subject to available qualified collateral at the FHLBB, of $300.0 million, of which $211.9 million was outstanding. Further increases in borrowings are dependent upon the qualification of additional assets as collateral and other factors as may be determined by the FHLBB.
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
Servicing
      The loans in Capital Crossing Preferred’s portfolio are serviced by Capital Crossing pursuant to the terms of the master service agreement. Capital Crossing in its role as servicer under the terms of the master service agreement receives an annual servicing fee equal to 0.20%, payable monthly, on the gross average outstanding principal balances of loans serviced for the immediately preceding month. For the years ended December 31, 2005, 2004 and 2003, Capital Crossing Preferred incurred $273,000, $302,000 and $460,000, respectively, in servicing fees to Capital Crossing.
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
Advisory Services
      Capital Crossing Preferred has entered into an advisory agreement with Capital Crossing to administer the day-to-day operations of Capital Crossing Preferred. Capital Crossing is paid an annual advisory fee equal to 0.05%, payable monthly, of the gross average outstanding principal balances of Capital Crossing Preferred’s loans for the immediately preceding month, plus reimbursement for certain expenses incurred by Capital Crossing as advisor. For the years ended December 31, 2005, 2004 and 2003, Capital Crossing Preferred incurred $70,000, $75,000, and $115,000, respectively, in advisory fees payable to Capital Crossing. As advisor, Capital Crossing is responsible for:

•	monitoring the credit quality of the loan portfolio held by Capital Crossing Preferred;

•	advising Capital Crossing Preferred with respect to the acquisition, management, financing and disposition of its loans and other assets; and

•	maintaining the corporate and shareholder records of Capital Crossing Preferred.
      Capital Crossing may, from time to time, subcontract all or a portion of its obligations under the advisory agreement to one or more of its affiliates involved in the business of managing mortgage assets or, with the approval of a majority of Capital Crossing Preferred’s Board of Directors as well as a majority of its independent directors, subcontract all or a portion of its obligations under the advisory agreement to unrelated third parties. Capital Crossing will not, in connection with the subcontracting of any of its obligations under the advisory agreement, be discharged or relieved in any respect from its obligations under the advisory agreement.

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
      The following table sets forth information regarding the composition of the loan portfolio at the dates indicated:

	December 31,

	2005	2004	2003	2002	2001

	(In Thousands)
Mortgage loans on real estate:
Commercial real estate	$72,650	$83,236	$107,010	$167,427	$96,621
Multi-family residential	38,392	35,866	45,101	70,714	52,020
Land	3,748	4,011	4,820	5,139	825
One-to-four family residential	1,305	858	1,489	2,151	2,661

Total	116,095	123,971	158,420	245,431	152,127
Other loans	21	23	24	—	—

Total loans, net of discounts	116,116	123,994	158,444	245,431	152,127
Less:
Allowance for loan losses	(1,981)	(2,497)	(3,281)	(7,354)	(4,659)
Net deferred loan fees	(55)	(62)	(92)	(112)	(92)

Loans, net	$114,080	$121,435	$155,071	$237,965	$147,376

      The following table sets forth certain information regarding the geographic location of properties securing the mortgage loans in the loan portfolio at December 31, 2005:

			Percentage of
	Number of	Net	Total Net
Location	Loans	Investment	Investment

		(In Thousands)
California	186	$61,336	52.83%
Massachusetts	22	7,062	6.08
Florida	14	6,478	5.58
Pennsylvania	4	6,075	5.23
Nevada	5	4,252	3.66
Connecticut	29	3,716	3.20
Texas	8	2,700	2.33
Missouri	7	2,457	2.12
New York	7	2,377	2.05
All others	96	19,642	16.92

	378	$116,095	100.00%

      The following tables set forth information regarding maturity, contractual interest rate and net investment balance of all loans in the loan portfolio at December 31, 2005:

			Percentage of
	Number of	Net	Total Net
Period Until Maturity	Loans	Investment	Investment

		(In Thousands)
Six months or less	30	$5,798	4.99%
Greater than six months to one year	11	569	0.49
Greater than one year to three years	55	12,958	11.16
Greater than three years to five years	28	5,890	5.07
Greater than five years to ten years	85	26,273	22.63
Greater than ten years	171	64,628	55.66

	380	$116,116	100.00%

			Percentage of
	Number of	Net	Total Net
Contractual Interest Rate	Loans	Investment	Investment

		(In Thousands)
Less than 4.00%	8	$519	0.45%
4.00 to 4.49	135	42,657	36.74
4.50 to 4.99	—	—	—
5.00 to 5.49	20	7,267	6.26
5.50 to 5.99	19	3,155	2.72
6.00 to 6.49	33	6,343	5.46
6.50 to 6.99	19	5,426	4.67
7.00 to 7.49	34	13,456	11.59
7.50 to 7.99	19	8,124	7.00
8.00 to 8.49	20	6,117	5.27
8.50 to 8.99	21	9,509	8.19
9.00 to 9.49	14	6,090	5.24
9.50 to 9.99	11	251	0.22
10.00 to 10.49	10	2,875	2.47
10.50 to 10.99	6	1,817	1.56
11.00% and above	11	2,510	2.16

	380	$116,116	100.00%

			Percentage of
	Number of	Net	Total Net
Principal Balance	Loans	Investment	Investment

		(In Thousands)
$50,000 and less	105	$2,274	1.96%
Greater than $50,000 to $100,000	57	4,134	3.56
Greater than $100,000 to $250,000	89	14,907	12.84
Greater than $250,000 to $500,000	64	22,578	19.44
Greater than $500,000 to $1,000,000	40	29,064	25.03
Greater than $1,000,000 to $2,000,000	18	24,031	20.69
Greater than $2,000,000 to $3,000,000	5	11,816	10.18
Greater than $3,000,000 to $4,000,000	2	7,312	6.30

	380	$116,116	100.00%

      Loan Purchasing Activities. A substantial portion of Capital Crossing Preferred’s loan portfolio consists of loans which were purchased by Capital Crossing from third parties. These loans primarily are secured by commercial real estate, multi-family or one-to-four family residential real estate or land located throughout the United States. These loans generally were purchased from sellers in the financial services industry or government agencies. Capital Crossing does not utilize any specific threshold underwriting criteria in evaluating individual loans or pools of loans for purchase, but rather evaluates each individual loan, if it is purchasing an individual loan, or pool of loans, if it is purchasing a pool of loans, on a case by case basis in making a purchase decision as described in more detail below.
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

Asset Quality
      Payment Status of Loan Portfolio. The following table sets forth certain information relating to the payment status of loans, net of discounts in the loan portfolio at the dates indicated:

	December 31,

	2005	2004	2003	2002	2001

	(In Thousands)
Current	$115,140	$121,077	$158,314	$242,151	$149,256
Over thirty days to eighty-nine days past due	643	1,360	113	1,659	2,718
Ninety days or more past due	—	—	—	—	—

Total performing loans, net of discounts	115,783	122,437	158,427	243,810	151,974
Non-performing loans	333	1,557	17	1,621	153

Total loan portfolio, net of discounts	$116,116	$123,994	$158,444	$245,431	$152,127

      Capital Crossing Preferred’s determination that a purchased loan is delinquent is made prospectively based upon the repayment schedule of the loan following the date of purchase by Capital Crossing and not from the origination date of the loan. Thus, if a borrower was previously in default under the loan (and the loan was not initially purchased as a “non-performing” loan), such default is disregarded by Capital Crossing Preferred in making a determination as to whether or not the purchased loan is delinquent for reporting purposes. For example, if Capital Crossing acquires a loan that is past due at the time of acquisition, that loan would not be considered delinquent until it was 90 days past due from Capital Crossing’s purchase date. If Capital Crossing acquires a loan which is contractually delinquent, management evaluates the collectibility of principal and interest and interest would not be accrued when the collectibility of principal and interest is not probable or estimable. Interest income on purchased non-performing loans is accounted for using either the cash basis or the cost recovery method, whereby any amounts received are applied against the recorded amount of the loan. A determination as to which method is used is made on a case-by-case basis.
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
Impaired Loans
      Capital Crossing Preferred considers a purchased loan impaired when, based on current information and events, it determines that current estimated cash flows are less than the cash flows estimated by Capital Crossing at the date of purchase of the loan by Capital Crossing. A loan originated by Capital Crossing is considered impaired when, based on current information and events, it is probable that Capital Crossing Preferred will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impairment is measured on a loan-by-loan basis by comparing the recorded investment in the loan to the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Substantially all of Capital Crossing Preferred’s loans which have been identified as impaired have been measured by the fair value of the existing collateral. At December 31, 2005, Capital Crossing Preferred had a net recorded investment in impaired loans of $333,000. No additional funds are committed to be advanced in connection with impaired loans. For additional information see Notes 1 and 2 to the Financial Statements.

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
      When Capital Crossing Preferred classifies problem assets, it may establish specific allowances for loan losses or specific nonaccretable discount allocations in amounts deemed prudent by management. When Capital Crossing Preferred identifies problem loans or a portion thereof, as a loss, it will charge-off such amounts or set aside specific allowances or nonaccretable discount equal to the total loss. All of Capital Crossing Preferred’s loans are reviewed monthly to determine which loans are to be placed on non-performing status. In addition, Capital Crossing Preferred’s determination as to the classification of its assets and the amount of its valuation allowances is reviewed by the Massachusetts Commissioner of Banks and the FDIC during their examinations of Capital Crossing, which may result in the establishment of additional general or specific loss allowances.
      The following table sets forth the amount of non-performing assets by category at the dates indicated:

	December 31,

	2005	2004	2003	2002	2001

	(Dollars in Thousands)
Non-performing loans, net of discounts:
Commercial real estate	$333	$1,557	$2	$1,601	$—
Multi-family real estate	—	—	15	20	153

Non-performing loans, net of discounts	333	1,557	17	1,621	153

Other real estate owned	—	—	—	—	—

Non-performing assets, net of discounts	$333	$1,557	$17	$1,621	$153

Non-performing loans, net, as a percent of loans, net of discount and deferred loan income	0.29%	1.26%	0.01%	0.66%	0.10%
Non-performing assets, net, as a percent of total assets	0.16	0.72	0.01	0.49	0.06
Nonaccretable Discount and Allowance for Loan Losses
      Nonaccretable Discount. Effective January 1, 2005, and as a result of the required adoption of Statement of Position (“SOP”) No. 03-3, Capital Crossing Preferred was required to change its discount accounting as it relates to acquired loans which, at acquisition, have evidence of deterioration of credit quality since origination and, for which it is probable that Capital Crossing Preferred will be unable to collect all contractually required payments. For such loans, the excess of the undiscounted contractual cash flows over the undiscounted cash flows estimated at the time of acquisition is not accreted into income (nonaccretable discount). The remaining amount, representing the excess of the loan’s estimated cash flows over the purchase price, is accreted into income over the life of the loan (accretable discount).
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
      No loans acquired in 2005 were within the scope of SOP No. 03-3.
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
      Subsequent to acquisition, if cash flow projections improve, and it is determined that the amount and timing of the cash flows related to the nonaccretable discount are reasonably estimable and collection is probable, the corresponding decrease in the nonaccretable discount is transferred to the accretable portion and is accreted into interest income over the remaining life of the loan on the interest method. If cash flow projections deteriorate subsequent to acquisition, the decline is accounted for through a provision for loan losses.
      Included in net loans, at December 31, 2005 and 2004, are approximately $1.5 million and $1.8 million of loans (of which none are non-performing), respectively, for which the net recorded investment represents the amortized cost of these loans, where at acquisition, the amounts of reasonably estimable and probable discounted future cash collections were less than the contractual balances owed. These loans were purchased at a price to yield a market rate of interest after considering the credit quality of the loans at acquisition and the aforementioned expected future cash collections. The excess of the contractual balances over the amount of reasonably estimable and probable discounted future cash collections represents the predominant portion of the $754,000 and $883,000 of nonaccretable discount at December 31, 2005 and 2004, respectively.

      The following table sets forth certain information relating to the activity in the nonaccretable discount for the years indicated:

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In Thousands)
Balance at beginning of year	$883	$1,524	$8,158	$6,062	$6,704
Accretion(1)	(75)	(94)	(967)	(2,007)	(2,523)
Transfers to accretable discount upon improvements in cash flows	(54)	(436)	(2,273)	(194)	(112)
Additions in connection with loans acquired from Capital Crossing	—	—	—	8,131	2,764
Net reductions related to resolutions and restructures	—	—	(35)	(1,139)	(587)
Net reductions relating to loans sold or distributed	—	(111)	(3,359)	(2,695)	(184)

Balance at end of year	$754	$883	$1,524	$8,158	$6,062

(1)	Accretion of nonaccretable discount is recognized using the cost recovery method.
      Allowance for Loan Losses. Capital Crossing Preferred’s allowance for loan losses at December 31, 2005 was $2.0 million. The determination of this allowance requires the use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. In addition, regulatory agencies periodically review the adequacy of the allowance for loan losses and may require Capital Crossing Preferred to make additions to its allowance for loan losses. While management believes its estimates and assumptions are reasonable, there can be no assurance that they will be proven to be correct in the future. The actual amount of future provisions that may be required cannot be determined, and such provisions may exceed the amounts of past provisions. Management believes that the allowance for loan losses is adequate to absorb the known and inherent risks in Capital Crossing Preferred’s loan portfolio at each date based on the facts known to management as of such date. Management continues to monitor and modify the allowances for general and specific loan losses as economic conditions dictate.
      Effective January 1, 2005, and as a result of the required adoption of SOP No. 03-3, additions to the valuation allowances relating to newly acquired loans reflect only those losses incurred by Capital Crossing Preferred subsequent to acquisition and general risk allocations on loans for which no nonaccretable discount is allocated. Capital Crossing Preferred no longer increases the allowance for loan losses through allocations from purchase discount and is no longer allowed to establish impairment reserves at acquisition. However, at the time of acquisition, general risk allocations are established for loans for which no nonaccretable discount is allocated through a change to earnings. Consequently, it is anticipated that the allowance for loan losses will continue to decline as credits for loan losses may continue to be recorded if loans pay off and allowance allocations related to these loans are not required or additions due to loan impairment are not required.
      No loans acquired in 2005 were within the scope of SOP No. 03-3.

      The following table sets forth management’s allocation of the allowance for loan losses by loan category and the percentage of the loans in each category to total loans in each category with respect to the loan portfolio at the dates indicated:

	December 31,

	2005		2004		2003		2002		2001

		% of		% of		% of		% of		% of
	Allowance	Net	Allowance	Net	Allowance	Net	Allowance	Net	Allowance	Net
	for Loan	Loans	for Loan	Loans	for Loan	Loans	for Loan	Loans	for Loan	Loans
	Losses	to Total	Losses	to Total	Losses	to Total	Losses	to Total	Losses	to Total

	(Dollars in Thousands)
Loan Categories:
Commercial real estate and land	$1,562	65.80%	$2,052	70.63%	$2,691	70.70%	$5,660	71.13%	$2,766	64.59%
Multi-family residential	414	33.06	437	28.60	579	28.32	1,662	27.96	1,788	33.56
One-to-four family residential	5	1.12	8	0.75	11	0.96	32	0.91	105	1.85
Other	—	0.02	—	0.02	—	0.02	—	—	—	—

Total	$1,981	100.00%	$2,497	100.00%	$3,281	100.00%	$7,354	100.00%	$4,659	100.00%

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
      Capital Crossing faces substantial competition both from other more established banks and from non-bank financial institutions. Most of these competitors offer products and services similar to those offered by Capital Crossing, have facilities and financial resources greater than those of Capital Crossing and have other competitive advantages over Capital Crossing.
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
ITEM 1A.     RISK FACTORS
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
      The Series A, Series C and Series D preferred shares rank:

•	junior to borrowings of Capital Crossing Preferred, including claims of the FHLBB for amounts due or which may become due under Capital Crossing Preferred’s guarantee of Capital Crossing’s obligations to the FHLBB, and any other obligations to Capital Crossing Preferred’s creditors upon its liquidation. As of December 31, 2005, Capital Crossing had $211.9 million in outstanding FHLBB borrowings; and

•	senior to Capital Crossing Preferred’s common stock and its Series B preferred stock with regard to payment of dividends and amounts upon liquidation.
      If Capital Crossing Preferred incurs significant indebtedness, it may not have sufficient funds to make dividend or liquidation payments on the Series A, Series C or Series D preferred shares. Upon Capital Crossing Preferred’s liquidation, its obligations to its creditors would rank senior to the Series A, Series C and Series D preferred shares. At December 31, 2005, Capital Crossing Preferred had approximately $142,000 in accounts payable and other liabilities which, upon its liquidation, would be required to be paid before any payments could be made to holders of the Series A, Series C or Series D preferred shares. In addition, upon Capital Crossing Preferred’s liquidation, dissolution or winding up, if it does not have sufficient funds to pay the full liquidation amount, to the holders of the Series A, Series C and Series D preferred shares, will share ratably in any distribution in proportion to the full liquidation amount which they otherwise would be entitled and such holders may receive less than the per share liquidation amount.
      The terms of the Series A, Series C and Series D preferred shares limit Capital Crossing Preferred’s ability to incur debt in excess of 100% of its stockholders’ equity without the approval of the holders of at least two-thirds of the outstanding Series A, Series C and Series D preferred shares, each voting as a separate class, but do not require that Capital Crossing Preferred obtain the approval of the holders of the Series A, Series C and Series D preferred shares to issue additional series of preferred shares which rank equal to the Series A, Series C and Series D preferred shares as to payment of dividends or amount upon liquidation. As a result, subject to these limitations, Capital Crossing Preferred may incur obligations which may further limit its ability to make dividend or liquidation payments in the future.
Bank regulators may limit the ability of Capital Crossing Preferred to implement its business plan and may restrict its ability to pay dividends
      Because Capital Crossing Preferred is a subsidiary of Capital Crossing, federal and state regulatory authorities will have the right to examine it and its activities and under certain circumstances, to impose restrictions on Capital Crossing or Capital Crossing Preferred which could impact Capital Crossing Preferred’s ability to conduct its business according to its business objectives, which could materially adversely affect the financial condition and results of operations of Capital Crossing Preferred.
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
      Payment of dividends on the Series A, Series C and Series D preferred shares could also be subject to regulatory limitations if Capital Crossing becomes undercapitalized. Capital Crossing will be deemed undercapitalized if its total risk-based capital ratio is less than 8.0%, its Tier 1 risk-based capital ratio is less than 4.0% or its Tier 1 leverage ratio is less than 4.0%. At December 31, 2005, Capital Crossing had a total risk-based capital ratio of 16.35%, a Tier 1 risk-based capital ratio of 10.68% and a Tier 1 leverage ratio of 8.77%, which is sufficient for Capital Crossing to be considered well-capitalized. If Capital Crossing becomes undercapitalized or the FDIC anticipates that it will become undercapitalized, the FDIC may direct the automatic exchange of the preferred shares of Capital Crossing Preferred for preferred shares of Capital Crossing. As part of its common stock repurchase program, Capital Crossing has also agreed with the FDIC to maintain, for so long as the repurchase program continues, a Tier 1 leverage ratio of at least 7.00% as well as remaining well capitalized. Capital Crossing Preferred makes no assurance that Capital Crossing will be well-capitalized under applicable regulations as of any future date, which is required in order to continue to repurchase common stock, but which is not a condition to the payment of dividends on the preferred shares. For purposes of calculating these capital ratios as a percentage of Capital Crossing’s risk-weighted assets, as opposed to its total assets, Capital Crossing’s assets are assigned to risk categories based on the relative credit risk of the asset in question. These risk weights consist of 0% for assets deemed least risky such as cash, claims backed by the full faith and credit of the U.S. government, and balances due from Federal Reserve banks; 20% for assets deemed slightly more risky such as portions of obligations conditionally guaranteed by the U.S. government or federal funds sold; 50% for assets deemed still more risky such as government issued-revenue bonds, one-to-four family residential first mortgage loans and well-collateralized multi-family residential first mortgage loans; and 100% for all other assets, including private sector loans such as commercial mortgage loans as well as bank-owned real estate.
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
Capital Crossing Preferred’s loans are concentrated in California and New England and adverse conditions in those markets could adversely affect its operations
      Properties underlying Capital Crossing Preferred’s current mortgage assets are concentrated primarily in California, particularly Southern California, and New England. As of December 31, 2005, approximately 52.8% of the net balances of its mortgage loans were secured by properties located in California and 13.1% in New England. Adverse economic, political or business developments or natural hazards may affect these areas and the ability of property owners in these areas to make payments of principal and interest on the underlying mortgages. If either region experienced adverse economic, political or business conditions, or natural hazards, Capital Crossing Preferred would likely experience higher rates of loss and delinquency on its mortgage loans than if its loans were more geographically diverse.
A substantial majority of Capital Crossing Preferred’s loans were originated by other parties
      At December 31, 2005, substantially all of Capital Crossing Preferred’s net loans consisted of loans originated by third parties that were purchased by Capital Crossing and subsequently acquired by Capital Crossing Preferred from Capital Crossing. When Capital Crossing purchases loans originated by third parties, it generally cannot conduct the same level of due diligence that it would have conducted had it originated the loans. In addition, loans originated by third parties may lack current financial information and may have incomplete legal documentation and outdated appraisals. Although Capital Crossing conducts a comprehensive acquisition review, it also may rely on certain information provided by the parties that originated the loans, whose underwriting standards may be substantially different than Capital Crossing’s. These differences may include less rigorous appraisal requirements and debt service coverage ratios, and less rigorous analysis of property location and environmental factors, building condition and age, tenant quality, compliance with zoning regulations, any use restrictions, easements or rights of ways that may impact the property value and the borrower’s ability to manage the property and repay the mortgage. As a result, Capital Crossing may not have information with respect to an acquired loan which, if known at the time of acquisition, would have caused it to reduce its bid price or not bid for the loan at all. This may adversely affect Capital Crossing Preferred’s yield on loans or cause it to increase its provision for loan losses. In addition, Capital Crossing may acquire loans as part of a pool that, given the opportunity to review and underwrite at the outset, it would not have originated. Loans such as these could have a higher risk of becoming non-performing in the future and adversely affect Capital Crossing Preferred’s results of operations.
More than half of Capital Crossing Preferred’s loan portfolio is made up of commercial mortgage loans which are generally riskier than other types of loans
      Commercial mortgage loans constituted approximately 62.6% of the total loans, net of discounts in Capital Crossing Preferred’s loan portfolio at December 31, 2005. Commercial mortgage loans are generally subject to greater risks than other types of loans. Capital Crossing Preferred’s commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, may have shorter maturities than other mortgage loans and may not be fully amortizing, meaning that they have a principal balance or “balloon” payment due on maturity. The commercial real estate properties underlying Capital

Crossing Preferred’s commercial mortgage loans also tend to be unique and are more difficult to value than other real estate properties. They are also subject to relatively greater environmental risks than other types of loans and to the corresponding burdens and costs of compliance with environmental laws and regulations. Because of these risks related to commercial mortgage loans, Capital Crossing Preferred may experience higher rates of default on its mortgage loans than it would if its loan portfolio was more diversified and included a greater number of owner-occupied residential or other mortgage loans. Higher rates of default will cause Capital Crossing Preferred’s level of impaired loans to increase, which may have a material adverse affect on its results of operation.
Capital Crossing Preferred may not be able to purchase loans at the same volumes or with the same yields as it has historically purchased
      To date Capital Crossing Preferred has purchased all of the loans in its portfolio from Capital Crossing. Historically, Capital Crossing has acquired such loans from:

•	institutions which sought to eliminate certain loans or categories of loans from their portfolios;

•	institutions participating in securitization programs;

•	failed or consolidating financial institutions; and

•	government agencies.
Future loan purchases will depend on the availability of pools of loans offered for sale and Capital Crossing’s ability to submit successful bids or negotiate satisfactory purchase prices. The acquisition of loans is highly competitive. Capital Crossing Preferred cannot assure that Capital Crossing will be able to purchase loans at the same volumes or with the same yields as it has historically purchased. This may interfere with Capital Crossing Preferred’s ability to maintain the requisite level of mortgage assets to maintain its qualification as a REIT. If volumes of loans purchased decline or the yields on these loans decline further, Capital Crossing Preferred would experience a material adverse effect on its financial condition.
Capital Crossing Preferred could be held responsible for environmental liabilities of properties it acquires through foreclosure
      If Capital Crossing Preferred chooses to foreclose on a defaulted mortgage loan to recover its investment it may be subject to environmental liabilities related to the underlying real property. Approximately 62.6% of the total loans, net of discounts in Capital Crossing Preferred’s portfolio at December 31, 2005 were commercial mortgage loans, which generally are subject to relatively greater environmental risks than other types of loans. Hazardous substances or wastes, contaminants, pollutants or sources thereof may be discovered on properties during Capital Crossing Preferred’s ownership or after a sale to a third party. The amount of environmental liability could exceed the value of the real property. There can be no assurance that Capital Crossing Preferred would not be fully liable for the entire cost of any removal and clean-up on an acquired property, that the cost of removal and clean-up would not exceed the value of the property or that Capital Crossing Preferred could recoup any of the costs from any third party. In addition, Capital Crossing Preferred may find it difficult or impossible to sell the property prior to or following any such remediation. The incurrence of any significant environmental liabilities with respect to a property securing a mortgage loan could have a material adverse effect on Capital Crossing Preferred’s financial condition.
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
      The terms of Capital Crossing Preferred’s guarantee of obligations of Capital Crossing. Capital Crossing Preferred has guaranteed all of the obligations of Capital Crossing under advances Capital Crossing may receive from time to time from the FHLBB, and has agreed to pledge a significant amount of it’s assets in connection with those advances. The assets Capital Crossing Preferred pledges to the FHLBB will vary from time to time; however, the potential exists for Capital Crossing Preferred to pledge all of its assets to the FHLBB to secure advances to Capital Crossing. In addition, Capital Crossing has pledged to the FHLBB all of the shares of Capital Crossing Preferred’s capital stock it owns as collateral for its FHLBB borrowings. Under the terms of the pledge, if Capital Crossing becomes undercapitalized the FHLBB may require Capital Crossing to dissolve Capital Crossing Preferred such that the assets of Capital Crossing Preferred are liquidated. In this circumstance the holders of Series A, Series C and Series D preferred shares would receive their liquidation preference only to the extent there are available proceeds from the liquidation of the assets of Capital Crossing Preferred following satisfaction of its outstanding obligations, including its guarantee of Capital Crossing’s FHLBB borrowings. At December 31, 2005, approximately $29.1 million, or 14.3%, of Capital Crossing Preferred assets have been pledged to and accepted by the FHLBB to secure advances to Capital Crossing. As of December 31, 2005, Capital Crossing had $211.9 million in outstanding FHLBB borrowings. The guarantee and pledge were approved by Capital Crossing Preferred’s independent directors, subject to certain requirements and limitations, including the requirement that Capital Crossing pay Capital Crossing Preferred an annual guarantee fee of $80,000. Any default by Capital Crossing on its obligations which would require Capital Crossing Preferred to satisfy its guarantee could adversely affect Capital Crossing Preferred’s business and its ability to make timely payments of dividends.
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
Tax Risks Related to REITs
If Capital Crossing Preferred fails to qualify as a REIT, it will be subject to federal income tax at regular corporate rates
      If Capital Crossing Preferred fails to qualify as a REIT for any taxable year, it would be subject to federal income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates. As a result, the amount available for distribution to Capital Crossing Preferred’s stockholders would be reduced for the year or years involved. In addition, unless entitled to relief under statutory provisions, Capital Crossing Preferred would be disqualified from treatment as a REIT for the four taxable years following the year which qualification was lost. The failure to qualify as a REIT would reduce Capital Crossing Preferred’s net earnings available for distribution to its stockholders because of the additional tax liability for the year or years involved. Capital Crossing Preferred’s failure to qualify as a REIT would not by itself give it the right to redeem the Series A, Series C or Series D preferred shares, nor would it give the holders of the Series A, Series C or Series D preferred shares the right to have their shares redeemed.
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
If Capital Crossing Preferred does not distribute 90% of its net taxable income, it may not qualify as a REIT
      In order to qualify as a REIT, Capital Crossing Preferred generally is required each year to distribute to its stockholders at least 90% of its net taxable income, excluding net capital gains. Capital Crossing Preferred may retain the remainder of REIT taxable income or all or part of its net capital gain, but will be subject to tax at regular corporate rates on such income. In addition, Capital Crossing Preferred is subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions considered as paid by Capital Crossing Preferred with respect to any calendar year are less than the sum of (1) 85% of its ordinary income for the calendar year, (2) 95% of its capital gains net income for the calendar year and (3) 100% of any undistributed income from prior periods. Under certain circumstances, federal or state regulatory authorities may restrict Capital Crossing Preferred’s ability, as a subsidiary of Capital Crossing, to make distributions to its stockholders in an amount necessary to retain its REIT qualification.

Such a restriction could result in Capital Crossing Preferred failing to qualify as a REIT. To the extent Capital Crossing Preferred’s REIT taxable income may exceed the actual cash received for a particular period, Capital Crossing Preferred may not have sufficient liquidity to make distributions necessary to retain its REIT qualification.
Capital Crossing Preferred may redeem the Series A, Series C and Series D preferred shares at any time upon the occurrence of a tax event
      At any time following the occurrence of certain changes in the tax laws or regulations concerning REITs, Capital Crossing Preferred will have the right to redeem the Series A, Series C and Series D preferred shares in whole, subject to the prior written approval of the FDIC. Capital Crossing Preferred would have the right to redeem the Series A, Series C and Series D preferred shares if it received an opinion of counsel to the effect that, as a result of changes to the tax laws or regulations:

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
Capital Crossing Preferred has imposed ownership limitations to protect its ability to qualify as a REIT, however, if ownership of the common stock of Capital Crossing becomes concentrated in a small number of individuals Capital Crossing Preferred may fail to qualify as a REIT
      To maintain Capital Crossing Preferred’s status as a REIT, not more than 50% in value of Capital Crossing Preferred’s outstanding shares may be owned, directly or indirectly, by five or fewer individuals, as defined in the Internal Revenue Code to include certain entities, during the last half of each taxable year. Capital Crossing Preferred currently satisfies this requirement because for this purpose Capital Crossing Preferred’s common stock held by Capital Crossing is treated as held by Capital Crossing’s stockholders. However, it is possible that the ownership of Capital Crossing might become sufficiently concentrated in the future such that five or fewer individuals would be treated as having constructive ownership of more than 50% of the value of Capital Crossing Preferred’s stock. Capital Crossing Preferred may have difficulty monitoring the daily ownership and constructive ownership of its outstanding shares and, therefore, Capital Crossing Preferred cannot provide assurance that it will continue to meet the share ownership requirement. This risk may be increased in the future as Capital Crossing implements common stock repurchase programs because repurchases may cause ownership in Capital Crossing to become more concentrated. In addition, while the fact that the Series A, the Series C and Series D preferred shares may be redeemed or exchanged will not affect Capital Crossing Preferred’s REIT status prior to any such redemption or exchange, the redemption or exchange of all or a part of the Series A, Series C and Series D preferred shares could adversely affect Capital Crossing Preferred’s ability to satisfy the share ownership requirements in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
      None.

ITEM 2.	PROPERTIES
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
      No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR CAPITAL CROSSING PREFERRED’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
Common Stock
      In connection with its formation on March 20, 1998, Capital Crossing Preferred issued 100 shares of its common stock to Capital Crossing. These shares of common stock were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. There is no established public trading market for the common stock. As of March 6, 2006, there were 100 issued and outstanding shares of common stock, all of which were held by Capital Crossing.
      During 2005, 2004 and 2003, dividends of $5.9 million, $19.6 million and $16.1 million, respectively, were paid to the common stockholder. In 2003, dividends of $1.0 million were in the form of mortgage loans. In addition, during 2005, 2004 and 2003, returns of capital totaling $14.1 million, $30.4 million and $118.2 million, respectively, were paid to the common stockholder. In 2003, returns of capital of $8.3 million were in the form of mortgage loans.
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
      The FDIC’s prompt corrective action regulations prohibit entities such as Capital Crossing from making “capital distributions,” which include a transaction that the FDIC determines, by order or regulation, to be “in substance a distribution of capital,” unless the institution is at least adequately capitalized after the distribution. There can be no assurances that the FDIC would not seek to restrict Capital Crossing Preferred’s payment of dividends on the Series A, Series C and Series D preferred shares under these regulations if Capital Crossing were to fail to maintain a status of at least adequately capitalized. Currently, an institution is considered adequately capitalized if it has a total risk-based capital ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a Tier 1 leverage ratio of at least 4.0%. At December 31, 2005, Capital Crossing’s total risk-based capital ratio was 16.35%, Tier 1 risk-based capital ratio was 10.68% and Tier 1 leverage ratio was 8.77%. Capital Crossing’s Board of Directors authorized a stock repurchase program whereby, following the required approvals from the FDIC, Capital Crossing is permitted to repurchase shares of its common stock in the open market or in privately negotiated transactions, subject to regulatory considerations. As part of its common stock repurchase program, Capital Crossing has agreed with the FDIC to maintain, for so long as the repurchase program continues, its Tier 1 leverage ratio at least 7.0% and that it remains well-capitalized.
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

ITEM 6.	SELECTED FINANCIAL DATA

	As of and for the Year Ended December 31,

	2005		2004		2003		2002		2001

	(Dollars in Thousands)
Financial condition data:
Total assets	$203,326		$217,686		$221,853		$331,994		$236,365
Loans, net of discounts	$116,116		$123,994		$158,444		$245,431		$152,127
Allowance for loan losses	(1,981)		(2,497)		(3,281)		(7,354)		(4,659)
Deferred loan fees	(55)		(62)		(92)		(112)		(92)

Loans, net	$114,080		$121,435		$155,071		$237,965		$147,376

Cash and cash equivalents	$88,406		$95,407		$65,845		$92,710		$87,989
Stockholders’ equity	202,096		216,169		221,430		331,559		235,948
Non-performing loans, net	333		1,557		17		1,621		153
Operations data:
Interest income	$12,374		$14,512		$21,113		$25,461		$23,598
Credit for loan losses	516		810		3,910		1,500		—
Other income	80		156		3,088		2,512		236
Operating expenses	(511)		(610)		(531)		(753)		(498)

Net income	12,459		14,868		27,580		28,720		23,336
Preferred stock dividends	(6,529)		(5,387)		(3,342)		(3,342)		(2,562)

Net income available to common shareholder	$5,930		$9,481		$24,238		$25,378		$20,774

Ratio of earnings to fixed charges and preferred stock dividends	1.91	X	2.76	X	8.25	X	8.59	X	9.11	X
Selected other information:
Non-performing assets, net, as a percent of total assets	0.16%		0.72%		0.01%		0.49%		0.06%
Non-performing loans, net, as a percentage of loans, net of discount and deferred loan income	0.29		1.26		0.01		0.66		0.10
Allowance for loan losses as a percent of total loans, net of discount and deferred loan fees	1.71		2.01		2.07		3.00		3.06
Allowance for loan losses as a percent of non-performing loans, net	594.89		160.37		19,300.00		453.67		3,045.10

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For purposes of these Acts, any statement that is not a statement of historical fact may be deemed a forward-looking statement. For example, statements containing the words “believes,” “anticipates,” “plans,” “expects,” “estimates,” “intends,” “may,” “projects,” “will,” “would,” and similar expressions may be forward-looking statements. Capital Crossing Preferred cautions investors not to place undue reliance on any forward-looking statements in this Annual Report on Form 10-K. Capital Crossing Preferred undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. There are a number of factors that could cause Capital Crossing Preferred’s actual results to differ materially from those indicated by these forward-looking statements, including without limitation the factors set forth below under “Item 1A. RISK FACTORS”. These factors and the other cautionary statements made in this annual report should be read as being applicable to all related forward-looking statements wherever they appear in this annual report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, Capital Crossing Preferred’s actual results, performance, or achievements may vary materially from any future results, performance, or achievements expressed or implied by these forward-looking statements.
Executive Level Overview
      Net income available to common shareholder decreased $3.6 million, or 37.5%, to $5.9 million in 2005 compared to $9.5 million in 2004 and decreased $14.8 million or 60.9%, in 2004 compared to $24.2 million for 2003. The decrease from 2004 to 2005, as well as from 2003 to 2004, is primarily the result of declines in interest income and credit for loan losses. In addition, there was an increase in preferred stock dividends attributable to the issuance of Series D preferred stock on May 11, 2004. The decrease from 2003 to 2004 is also a result of gains on distribution of loans to the common stockholder in 2003.
      All of the mortgage assets in Capital Crossing Preferred’s loan portfolio at December 31, 2005 were acquired from Capital Crossing and it is anticipated that substantially all additional mortgage assets will be acquired from Capital Crossing. As of December 31, 2005, Capital Crossing Preferred held loans acquired from Capital Crossing with net investment balances of $116.1 million.
      Commercial mortgage loans constituted approximately 62.6% of the total loans in Capital Crossing Preferred’s loan portfolio at December 31, 2005 and commercial mortgage loans are generally subject to greater risks than other types of loans. Capital Crossing Preferred’s commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, may have shorter maturities than other mortgage loans and may not be fully amortizing. For these reasons, Capital Crossing Preferred may experience higher rates of default on its mortgage loans than it would if its loan portfolio was more diversified and included a greater number of owner-occupied residential or other mortgage loans.
      Properties underlying Capital Crossing Preferred’s current mortgage assets are also concentrated primarily in California and New England. As of December 31, 2005, approximately 52.8% of the balances of its mortgage loans were secured by properties located in California and 13.1% in New England. In the instance where either region experienced adverse economic, political or business conditions or natural disasters, Capital Crossing Preferred would likely experience higher rates of loss and delinquency on its mortgage loans.
      Since Capital Crossing Preferred is a subsidiary of Capital Crossing, federal and state regulatory authorities will have the right to examine it and its activities and under certain circumstances, to impose restrictions on Capital Crossing or Capital Crossing Preferred which could impact Capital Crossing Preferred’s ability to conduct its business according to its business objectives. For instance, if Capital Crossing’s regulators determine that Capital Crossing’s relationship to Capital Crossing Preferred results in an unsafe and unsound banking practice, the regulators could restrict Capital Crossing Preferred’s ability to transfer assets, to make distributions to its stockholders or even require Capital Crossing to sever its relationship with or divest its ownership interest in Capital Crossing Preferred.
      Decisions regarding the utilization of Capital Crossing Preferred’s cash are based, in large part, on its future commitments to pay preferred stock dividends. During 2005, the loan portfolio was large enough to generate income resulting in net income, which was 1.91 times preferred stock dividends. Future decisions regarding mortgage asset acquisitions and returns of capital will be based on the level of preferred stock dividends at the time and the required level of income necessary to generate adequate dividend coverage.
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
      Allowance for Loan Losses. Arriving at an appropriate level of allowance for loan losses requires a high degree of judgment. Capital Crossing Preferred maintains an allowance for probable loan losses that are inherent in its loan portfolio. The allowance for loan losses is increased or decreased through a provision or credit for loan losses included in earnings. Prior to January 1, 2005, the effective date of SOP No. 03-3, the allowance for loan losses was also increased upon the allocation of purchase discount upon the acquisition of loans. Effective January 1, 2005, no allocation of discount is made to the allowance for loan losses for acquired loans with evidence of deterioration of credit quality since origination, however, additions for impairment that occur subsequent to acquisition will continue to be recognized through a provision for loan losses included in earnings. At the time of acquisition, only general risk allocations are established for loans for which no nonaccretable discount is allocated through a change to earnings. Additionally, the allowance for loan losses is decreased upon sales or payoffs of loans for which a related allowance remains unused. Reductions in connection with sales are included in the calculation of the gain or loss, and reductions related to payoffs are recorded as a credit for loan losses. Loan losses are charged against the allowance when management believes the net investment of the loan, or a portion thereof, is uncollectible. Subsequent recoveries, if any, are credited to the allowance when cash payments are received.
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
      Discounts on Acquired Loans. Effective January 1, 2005, and as a result of the adoption of SOP No. 03-3, Capital Crossing Preferred is required to change its discount accounting as it relates to acquired loans which, at acquisition, have evidence of deterioration of credit quality since origination and for which it is probable that Capital Crossing Preferred will be unable to collect all contractually required payments. For such loans, the excess of the undiscounted contractual cash flows over the undiscounted cash flows estimated at the time of acquisition is not accreted into income (nonaccretable discount). The remaining amount, representing the excess of the loan’s estimated cash flows over the purchase price, is accreted into income over the life of the loan (accretable discount).
      For all other loans acquired since January 1, 2005, the discount, which represents the excess of the amount of reasonably estimable and probable discounted future cash collections over the purchase price is accreted into interest income using the interest method over the term of the loans and is not accreted on non-performing loans. This is consistent with the method Capital Crossing Preferred used to account for loans purchased prior to January 1, 2005, except an allowance allocation was also made at the time of acquisition. Capital Crossing Preferred no longer increases the allowance for loan losses through allocations from purchase discount.
      No loans acquired in 2005 were within the scope of SOP No. 03-3.
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
      Subsequent to acquisition, if cash flow projections improve, and it is determined that the amount and timing of the cash flows related to the nonaccretable discount are reasonably estimable and collection is probable, the corresponding decrease in the nonaccretable discount is transferred to the accretable discount and is accreted into interest income over the remaining life of the loan on the interest method. If cash flow projections deteriorate subsequent to acquisition, the decline is accounted for through a provision for loan losses included in earnings.
      When a loan is paid-off, the excess of any cash received over the net investment is recorded as interest income. In addition to the amount of purchase discount that is recognized at that time, income may also include interest owed by the borrower prior to Capital Crossing’s acquisition of the loan, interest collected if on non-performing status, prepayment fees and other loan fees.
      Gains and losses on sales of loans are determined using the specific identification method. The excess (deficiency) of any cash received as compared to the net investment is recorded as gain (loss) on sales of loans. There were no loans held for sale at December 31, 2005.
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
Results of Operations for the Years Ended December 31, 2005, 2004 and 2003

Interest income
      The yields on Capital Crossing Preferred’s interest-earning assets are summarized as follows:

	Year Ended December 31,

	2005			2004			2003

	Average			Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars in Thousands)
Loans, net(1)	$123,430	$11,306	9.16%	$133,833	$13,208	9.87%	$198,333	$19,797	9.98%
Interest-bearing deposits	96,894	1,068	1.10	118,443	1,304	1.10	83,045	1,316	1.58

Total interest-earning assets	$220,324	$12,374	5.62%	$252,276	$14,512	5.75%	$281,378	$21,113	7.50%

(1)	Non-performing loans are excluded from average balance calculations.
      The decline in interest income from 2004 to 2005 is a result of a decrease in the average balance of loans in addition to a decrease in the yield on loans. Average loans, net for 2005 totaled $123.4 million compared to $133.8 million for 2004. This decrease is primarily attributable to pay-offs and amortization of loans. Partially offsetting this decrease is an increase in the amount of loans acquired from Capital Crossing. During 2005, Capital Crossing Preferred acquired $15.3 million in loans compared to $4.3 million in 2004. The decline in yield on loans is primarily due to a decline in interest and fee income recognized on loan pay-offs, offset by a small increase in regularly scheduled interest and accretion income.
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

	Year Ended December 31,

	2005		2004		2003

	Interest		Interest		Interest
	Income	Yield	Income	Yield	Income	Yield

	(Dollars in Thousands)
Regularly scheduled interest and accretion income	$9,669	7.83%	$10,214	7.63%	$15,284	7.70%
Interest and fee income recognized on loan pay-offs:
Nonaccretable discount	53	0.04	91	0.07	968	0.49
Accretable discount	751	0.61	2,381	1.78	2,712	1.37
Other interest and fee income	833	0.68	522	0.39	833	0.42

	1,637	1.33	2,994	2.24	4,513	2.28

	$11,306	9.16%	$13,208	9.87%	$19,797	9.98%

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
      The average balance of interest-bearing deposits decreased $21.5 million to $96.9 million for 2005 compared to $118.4 million for 2004 and increased $35.4 million in 2004 compared to $83.0 million for 2003. The changes in the average balances of interest-bearing deposits are the result of periodic dividend payments, returns of capital and funds used to purchase additional mortgage assets, offset by cash flows from loan repayments. The yield on interest-bearing deposits remained unchanged from 2004 to 2005. In 2004 and 2003, the yield on interest-bearing deposits decreased as a result of a decline in the interest rate environment.

Credit for loan losses
      Capital Crossing Preferred’s loan portfolio generated credits for loan losses of $516,000, $810,000 and $3.9 million for the years ended December 31, 2005, 2004 and 2003, respectively, to reverse unused general reserves related to loans that have been paid off. The credit for loan losses is based on the volume and types of loan payoffs. As loans pay off, a credit for loan losses is recorded to reduce allowance allocations related to the loans that have paid-off for which a related allowance remains unused. The allowance for loan losses is based on the size of the portfolio and its historical performance. The determination of this allowance requires management’s use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. Should the loan portfolio continue to decline without utilization of the allowance for loan losses, future credits for loans losses may be necessary.

Other income
      Guarantee fee income for the years ended December 31, 2005, 2004 and 2003 was $80,000 in each year. Effective July 1, 2000, Capital Crossing Preferred entered into an agreement to make certain assets available to be pledged in connection with borrowings of Capital Crossing from the FHLBB. Capital Crossing Preferred receives an annual fee of $80,000 from Capital Crossing under this agreement.
      A gain of $3.0 million was recognized on the distribution of loans to the common stockholder during the third quarter of 2003. These loans were distributed at the estimated fair value on the transfer date, which was higher than the book value of the loans, resulting in the recognition of a gain in connection with this distribution.
      During 2004, there was one loan sale to an unaffiliated third party comprised of two loans, with carrying values of $419,000, resulting in a gain of $76,000. There were no loan sales during 2005 or 2003.

Operating expenses
      Loan servicing and advisory expenses decreased $34,000, or 9.0%, to $343,000 in 2005 from $377,000 in 2004 and decreased by $198,000, or 34.4%, from $575,000 in 2003. The decreases are a result of the decreases in the average balance of the loan portfolio from year to year.
      There was no other real estate owned income, net during the years ended December 31, 2005 and 2004. Other real estate owned income for the year ended December 31, 2003 is comprised of a gain of $334,000 on the sale of one property to an unaffiliated third party and rental income of $27,000.
      Other general and administrative expenses consisting primarily of professional fees, shareholder relations, directors’ fees and printing expenses decreased $65,000, or 27.9%, to $168,000 from $233,000 in 2004 and decreased $84,000, or 26.5%, from $317,000 in 2003. The decrease in 2005 is attributable to a decrease in legal fees in connection with loan-related matters, offset by increases in shareholder relations and director’s fees. The decrease in 2004 is primarily attributable to a decrease in legal fees in connection with loan-related matters.

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
Financial Condition

Interest-bearing Deposits with Capital Crossing
      Interest-bearing deposits with Capital Crossing consist entirely of money market accounts. The balance of interest-bearing deposits decreased $7.0 million to $88.3 million for 2005 compared to $95.3 million for 2004. The decrease in the balance of interest-bearing deposits is the result of periodic dividend payments, funds used to purchase additional mortgage assets and returns of capital, offset by cash flows from loan repayments.

Loan Portfolio
      The outstanding net investments of the loan portfolio is summarized as follows:

	December 31,

	2005		2004

	Principal	Percentage	Principal	Percentage
	Balance	of Total	Balance	of Total

	(Dollars in Thousands)
Mortgage loans on real estate:
Commercial real estate	$72,650	62.57%	$83,236	67.13%
Multi-family residential	38,392	33.06	35,866	28.93
Land	3,748	3.23	4,011	3.23
One-to-four family residential	1,305	1.12	858	0.69

Total	116,095	99.98	123,971	99.98
Other	21	0.02	23	0.02

Total loans, net of discounts	$116,116	100.00%	$123,994	100.00%

      Capital Crossing Preferred acquires primarily performing commercial real estate and multifamily residential mortgage loans. During 2005, Capital Crossing Preferred acquired $15.3 million in loans from Capital Crossing. During 2004, Capital Crossing Preferred acquired $4.3 million in loans from Capital Crossing.
      Capital Crossing Preferred intends that each loan acquired from Capital Crossing in the future will be a whole loan, and will be originated or acquired by Capital Crossing in the ordinary course of its business. Capital Crossing Preferred also intends that all loans held by it will be serviced pursuant to the master service agreement with Capital Crossing.
      Non-performing loans, net of discount, totaled $333,000 and $1.6 million at December 31, 2005 and 2004, respectively. Loans generally are placed on non-performing status and the accrual of interest and accretion of discount are generally discontinued when the collectibility of principal and interest is not probable or estimable. Unpaid interest income previously accrued on such loans is reversed against current period interest income. A loan is returned to accrual status when it is brought current in accordance with management’s anticipated cash flows at the time of acquisition.
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

      At December 31, 2005, 52.8% and 13.1% of Capital Crossing Preferred’s net loan portfolio consisted of loans in California and New England, respectively. At December 31, 2004, 47.2% and 13.4% of Capital Crossing Preferred’s net real estate loan portfolio consisted of loans located in California and New England, respectively. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political or business developments or natural hazards in California or New England that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages.
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

      Various information shown elsewhere in this annual report will assist the reader in understanding how Capital Crossing Preferred is positioned to react to changing interest rates and inflationary trends. In particular, the discussion of market risk and other maturity and repricing information of Capital Crossing Preferred’s assets is contained in Item 7A, Quantitative and Qualitative Disclosure About Market Risk, of this annual report.

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
      The following table sets forth the Capital Crossing Preferred’s interest-rate-sensitive assets categorized by repricing dates and weighted average yields at December 31, 2005. For fixed rate instruments, the repricing date is the maturity date. For adjustable-rate instruments, the repricing date is deemed to be the earliest possible interest rate adjustment date. Assets that are subject to immediate repricing are placed in the overnight column.

	December 31, 2005

			Over One	Over Two	Over Three	Over Four
		Within	to Two	to Three	to Four	to Five	Over Five
	Overnight	One Year	Years	Years	Years	Years	Years	Total

	(Dollars in Thousands)
Interest-bearing deposits	$88,304	$—	$—	$—	$—	$—	$—	$88,304
	1.10%
Certificate of deposit	—	296	—	—	—	—	—	296
		2.63%
Fixed-rate loans(1)	—	17,524	12,862	11,363	7,521	5,811	11,914	66,995
		8.23%	7.94%	7.93%	7.75%	7.63%	7.09%
Adjustable-rate loans(1)	12,086	29,278	3,849	1,368	1,551	338	263	48,733
	9.54%	7.69%	6.41%	6.68%	6.32%	6.16%	7.45%

Total rate-sensitive assets	$100,390	$47,098	$16,711	$12,731	$9,072	$6,149	$12,177	$204,328

(1)	Loans are presented at net amounts before deducting the allowance for loan losses and excludes non-performing loans.
      Based on Capital Crossing Preferred’s experience, management applies the assumption that, on average, approximately 12% of the fixed and adjustable rates will prepay annually.
      At December 31, 2005, the fair value of net loans was $112.8 million as compared to the net carrying value of net loans of $114.1 million. The fair value of interest-bearing deposits approximates carrying value.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM
The Board of Directors
Capital Crossing Preferred Corporation:
      We have audited the accompanying balance sheets of Capital Crossing Preferred Corporation, as of December 31, 2005 and 2004 and the related statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of Capital Crossing Preferred Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Crossing Preferred Corporation as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.
      As discussed in Notes 1 and 2 to the financial statements, effective January 1, 2005, Capital Crossing Preferred Corporation adopted Statement of Position No. 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”
/s/ KPMG llp
Boston, Massachusetts
March 28, 2006

CAPITAL CROSSING PREFERRED CORPORATION
BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004

	(In Thousands)
ASSETS
Cash account with Capital Crossing Bank	$102	$92
Interest bearing deposits with Capital Crossing Bank	88,304	95,315

Total cash and cash equivalents	88,406	95,407

Certificates of deposit	296	300
Loans, net of discounts and net deferred loan income	116,061	123,932
Less allowance for loan losses	(1,981)	(2,497)

Loans, net	114,080	121,435

Accrued interest receivable	544	544

	$203,326	$217,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Due to Capital Crossing Bank	$—	$289
Accrued expenses and other liabilities	1,230	1,228

Total liabilities	1,230	1,517

Commitments and contingencies
Stockholders’ equity:
Preferred stock, Series A, 9.75% non-cumulative, exchangeable; $.01 par value; $10 liquidation value per share; 1,449,000 shares authorized, 1,416,130 shares issued and outstanding	14	14
Preferred stock, Series B, 8% cumulative, non-convertible; $.01 par value; $1,000 liquidation value per share plus accrued dividends; 1,000 shares authorized, 937 and 940 shares issued and outstanding, respectively	—	—
Preferred stock, Series C, 10.25% non-cumulative, exchangeable; $.01 par value; $10 liquidation value per share; 1,840,000 shares authorized, issued and outstanding	18	18
Preferred stock, Series D, 8.50% non-cumulative, exchangeable; $.01 par value; $25 liquidation value per share; 1,725,000 shares authorized, 1,500,000 issued and outstanding	15	15
Common stock, $.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	202,049	216,122
Retained earnings	—	—

Total stockholders’ equity	202,096	216,169

	$203,326	$217,686

See accompanying notes to financial statements.

CAPITAL CROSSING PREFERRED CORPORATION
STATEMENTS OF INCOME
Years Ended December 31, 2005, 2004, and 2003

	2005	2004	2003

	(In Thousands)
Interest income:
Interest and fees on loans	$11,306	$13,208	$19,797
Interest on interest-bearing deposits	1,068	1,304	1,316

Total interest income	12,374	14,512	21,113
Credit for loan losses	516	810	3,910

Total interest income, after credit for loan losses	12,890	15,322	25,023
Other income:
Guarantee fee income	80	80	80
Gain on distribution of loans to common stockholder	—	—	3,008
Gain on sales of loans	—	76	—

Total other income	80	156	3,088

Operating expenses:
Loan servicing and advisory services	343	377	575
Other real estate owned income, net	—	—	(361)
Other general and administrative	168	233	317

Total operating expenses	511	610	531

Net income	12,459	14,868	27,580
Preferred stock dividends	6,529	5,387	3,342

Net income available to common shareholder	$5,930	$9,481	$24,238

See accompanying notes to financial statements.

CAPITAL CROSSING PREFERRED CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2005, 2004 and 2003

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series A		Series B		Series C		Series D		Common Stock		Additional		Total
											Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

	(Dollars In Thousands)
Balance at December 31, 2002	1,416,130	$14	941	$—	1,840,000	$18	—	$—	100	$—	$329,475	$2,052	$331,559
Net income	—	—	—	—	—	—	—	—	—	—	—	27,580	27,580
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	—	—	(1,381)	(1,381)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	—	—	(75)	(75)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	—	—	(1,886)	(1,886)
Return of capital to common stockholder	—	—	—	—	—	—	—	—	—	—	(118,235)	—	(118,235)
Common stock dividend	—	—	—	—	—	—	—	—	—	—	—	(16,132)	(16,132)

Balance at December 31, 2003	1,416,130	14	941	—	1,840,000	18	—	—	100	—	211,240	10,158	221,430
Net income	—	—	—	—	—	—	—	—	—	—	—	14,868	14,868
Net proceeds from issuance of preferred stock, Series D	—	—	—	—	—	—	1,500,000	15	—	—	35,244	—	35,259
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	—	—	(1,381)	(1,381)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	—	—	(75)	(75)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	—	—	(1,886)	(1,886)
Dividends on preferred stock, Series D	—	—	—	—	—	—	—	—	—	—	—	(2,045)	(2,045)
Repurchase of preferred stock, Series B	—	—	(1)	—	—	—	—	—	—	—	(1)	—	(1)
Return of capital to common stockholder	—	—	—	—	—	—	—	—	—	—	(30,361)	—	(30,361)
Common stock dividend	—	—	—	—	—	—	—	—	—	—	—	(19,639)	(19,639)

Balance at December 31, 2004	1,416,130	14	940	—	1,840,000	18	1,500,000	15	100	—	216,122	—	216,169
Net income	—	—	—	—	—	—	—	—	—	—	—	12,459	12,459
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	—	—	(1,381)	(1,381)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	—	—	(75)	(75)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	—	—	(1,886)	(1,886)
Dividends on preferred stock, Series D	—	—	—	—	—	—	—	—	—	—	—	(3,187)	(3,187)
Repurchase of preferred stock, Series B	—	—	(3)	—	—	—	—	—	—	—	(3)	—	(3)
Return of capital to common stockholder	—	—	—	—	—	—	—	—	—	—	(14,070)	—	(14,070)
Common stock dividend	—	—	—	—	—	—	—	—	—	—	—	(5,930)	(5,930)

Balance at December 31, 2005	1,416,130	$14	937	$—	1,840,000	$18	1,500,000	$15	100	$—	$202,049	$—	$202,096

See accompanying notes to the unaudited interim financial statements.

CAPITAL CROSSING PREFERRED CORPORATION
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	(In Thousands)
Cash flows provided by operating activities:
Net income	$12,459	$14,868	$27,580
Adjustments to reconcile net income to net cash provided by operating activities:
Credit for loan losses	(516)	(810)	(3,910)
Gain on sale and disposition of other real estate owned	—	—	(334)
Gain on sale of loans	—	(76)	—
Gain on distribution of loans to common stockholder	—	—	(3,008)
Other, net	(287)	490	470

Net cash provided by operating activities	11,656	14,472	20,798

Cash flows provided by investing activities:
Net decrease (increase) in certificate of deposit	4	(100)	(100)
Loan repayments	23,214	38,299	79,194
Purchases of loans from Capital Crossing Bank	(15,343)	(4,272)	—
Proceeds from sales of other real estate owned	—	—	1,585
Proceeds from loan sales	—	495	—

Net cash provided by investing activities	7,875	34,422	80,679

Cash flows used in financing activities:
Issuance of preferred stock, Series D	—	35,259	—
Repurchase of preferred stock, Series B	(3)	(1)	—
Payment of preferred stock dividends	(6,529)	(4,590)	(3,342)
Payment of common stock dividend	(5,930)	(19,639)	(15,094)
Return of capital to common stockholder	(14,070)	(30,361)	(109,906)

Net cash used in financing activities	(26,532)	(19,332)	(128,342)

Net change in cash and cash equivalents	(7,001)	29,562	(26,865)
Cash and cash equivalents at beginning of year	95,407	65,845	92,710

Cash and cash equivalents at end of year	$88,406	$95,407	$65,845

Supplemental information:
Return of capital to common stockholder in form of mortgage loans	$—	$—	$8,329
Dividends to common stockholder in form of mortgage loans	—	—	1,038
Transfers from loans to other real estate	—	—	1,251
See accompanying notes to financial statements.

CAPITAL CROSSING PREFERRED CORPORATION
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
      Capital Crossing Preferred Corporation (“Capital Crossing Preferred”), formerly Atlantic Preferred Capital Corporation, is a Massachusetts corporation organized on March 20, 1998, to acquire and hold real estate mortgage assets. Capital Crossing Bank (“Capital Crossing”), a federally insured Massachusetts trust company, owns all of Capital Crossing Preferred’s common stock. Capital Crossing is in compliance with its regulatory capital requirements at December 31, 2005.
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

Business
      Capital Crossing Preferred’s business is to hold real estate assets acquired from Capital Crossing. Capital Crossing’s primary business lines include the acquisition of loans secured by commercial real estate, multi-family and residential real estate, and other business assets and leases from sellers in the financial services industry. Capital Crossing administers the day-to-day activities of Capital Crossing Preferred in its roles as servicer under a master service agreement entered into between Capital Crossing and Capital Crossing Preferred and as advisor under the advisory agreement entered into between Capital Crossing and Capital Crossing Preferred. Capital Crossing Preferred pays Capital Crossing an annual servicing fee equal to 0.20%, payable monthly, and an annual advisory fee equal to 0.05%, also payable monthly, of the gross average outstanding principal balances of loans in the loan portfolio for the immediately preceding month.

Use of estimates
      In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for losses on loans, the allocation of purchase discount between accretable and nonaccretable portions, and the rate at which discount is accreted into interest income.

Cash equivalents
      Cash equivalents include cash and interest-bearing deposits held at Capital Crossing with original maturities of ninety days or less.

CAPITAL CROSSING PREFERRED CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans
      A substantial portion of the loan portfolio is composed of loans secured by commercial real estate and multi-family loans located in California and New England. The ability of Capital Crossing Preferred’s debtors to honor their contracts is dependent upon the real estate and general economic sectors in these regions.
      Loans, as reported, have been adjusted for discounts on loans purchased, net deferred loan fees and the allowance for loan losses.
      Net deferred loan fees and costs are amortized to interest income using the interest method over the terms of the loans. Discount loan income and credits for loan losses are accounted for on an individual loan basis.
      Effective January 1, 2005, and as a result of the required adoption of Statement of Position (“SOP”) No. 03-3, Capital Crossing Preferred was required to change its discount accounting as it relates to acquired loans which, at acquisition, have evidence of deterioration of credit quality since origination and, for which it is probable that Capital Crossing Preferred will be unable to collect all contractually required payments. For such loans, the excess of the undiscounted contractual cash flows over the undiscounted cash flows estimated at the time of acquisition is not accreted into income (nonaccretable discount). The remaining amount, representing the excess of the loan’s estimated cash flows over the purchase price, is accreted into income over the life of the loan (accretable discount).
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

CAPITAL CROSSING PREFERRED CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
and is accreted into interest income over the remaining life of the loan on the interest method. If cash flow projections deteriorate subsequent to acquisition, the decline is accounted for through a provision for loan losses included in earnings.
      When a loan is paid off, the excess of any cash received over the net investment is recorded as interest income. In addition to the amount of purchase discount that is recognized at that time, income may also include interest owed by the borrower prior to Capital Crossing’s acquisition of the loan, interest collected if on non-performing status, prepayment fees and other loan fees.
      Gains and losses on sales of loans are determined using the specific identification method. The excess (deficiency) of any cash received as compared to the net investment is recorded as gain (loss) on sales of loans. There are no loans held for sale at December 31, 2005 and 2004.
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
      A loan purchased by Capital Crossing is considered impaired when, based on current information and events, it is determined that estimated cash flows are less than the cash flows estimated by Capital Crossing at the date of purchase of the loan by Capital Crossing. A loan originated by Capital Crossing is considered impaired when, based on current information and events, it is probable that Capital Crossing Preferred will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Loan impairment is measured on a loan-by-loan basis by comparing Capital Crossing Preferred’s recorded investment in the loan to the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Substantially all of Capital Crossing Preferred’s loans which have been identified as impaired have been measured by the fair value of existing collateral.

Allowance for loan losses
      Arriving at an appropriate level of allowance for loan losses requires a high degree of judgment. Capital Crossing Preferred maintains an allowance for probable loan losses that are inherent in its loan portfolio. The allowance for loan losses is increased or decreased through a provision or credit for loan losses included in earnings. Prior to January 1, 2005, the effective date of SOP No. 03-3, the allowance for loan losses was also increased upon the allocation of purchase discount upon the acquisition of loans. Effective January 1, 2005, no allocation of discount is made to the allowance for loan losses for acquired

CAPITAL CROSSING PREFERRED CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
loans with evidence of deterioration of credit quality since origination, however, additions for impairment that occur subsequent to acquisition will continue to be recognized through a provision for loan losses included in earnings. At the time of acquisition, only general risk allocations are established for loans for which no nonaccretable discount is allocated through a change to earnings. Additionally, the allowance for loan losses is decreased upon sales or payoffs of loans for which a related allowance remains unused. Reductions in connection with sales are included in the calculation of the gain or loss, and reductions related to payoffs are recorded as a credit for loan losses. Loan losses are charged against the allowance when management believes the net investment of the loan, or a portion thereof, is uncollectible. Subsequent recoveries, if any, are credited to the allowance when cash payments are received.
      In determining the adequacy of the allowance for loan losses, management makes significant judgments. Management initially reviews its loan portfolio to identify loans for which specific allocations are considered prudent. Specific allocations include the results of measuring impaired loans under Statement of Financial Accounting Standards (“SFAS”) No. 114. Next, management considers the level of general loan allowances deemed appropriate for loans. General risk allocations are determined by a formula whereby the portfolio is stratified by type and internal risk rating categories. Loss factors are then applied to each strata based on various considerations including collateral type, loss experience, delinquency trends, current economic conditions, industry standards, and regulatory guidelines. Additional considerations influencing such loss factors are particular concentrations within the portfolio, such as the concentration of loans in California, which accounted for approximately 52.8% of the net mortgage portfolio at December 31, 2005 and concentrations of loans to individual borrowers. The allowance for loan losses is management’s estimate of the probable loan losses incurred as of the balance sheet date. There can be no assurance that Capital Crossing Preferred’s actual losses with respect to loans will not exceed its allowance for loan losses.
      Effective January 1, 2005, and as a result of the required adoption of SOP No. 03-3, additions to the valuation allowances relating to newly acquired loans reflect only those losses incurred by Capital Crossing Preferred subsequent to acquisition and general risk allocations on loans for which no nonaccretable discount is allocated. Capital Crossing Preferred no longer increases the allowance for loan losses through allocations from purchase discount and is no longer allowed to establish impairment reserves at acquisition. However, at the time of acquisition, general risk allocations are established for loans for which no nonaccretable discount is allocated through a change to earnings. Consequently, it is anticipated that the allowance will decline as credits for loan losses may continue to be recorded if loans pay off and allowance allocations related to these loans are not required or additions due to loan impairment are not required. No loans acquired in 2005 were within the scope of SOP No. 03-3.

Other real estate owned
      Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of cost or fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically updated by management and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in other real estate owned income, net. The excess (deficiency) of any consideration received as compared to the carrying value of other real estate owned is recorded as a gain (loss) on sale of other real estate owned.

CAPITAL CROSSING PREFERRED CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003

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

Recent Accounting Pronouncements
      In June 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes”, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Capital Crossing Preferred does not believe SFAS No. 154 will have a material effect on its financial statements.

CAPITAL CROSSING PREFERRED CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003

2.	LOANS, NET
      A summary of the balances of loans follows:

	December 31,

	2005	2004

	(In Thousands)
Mortgage loans on real estate:
Commercial real estate	$72,650	$83,236
Multi-family residential	38,392	35,866
Land	3,748	4,011
One-to-four family residential	1,305	858

Total real estate loans	116,095	123,971
Other loans	21	23

Total loans, net of discounts	116,116	123,994

Less:
Allowance for loan losses	(1,981)	(2,497)
Net deferred loan fees	(55)	(62)

Loans, net	$114,080	$121,435

      Included in net loans are $29,100,000, which have been pledged to the Federal Home Loan Bank of Boston (“FHLBB”) in connection with advances made to Capital Crossing. Also included in net loans, at December 31, 2005 and 2004, are approximately $1,522,000 and $1,814,000 of loans (of which none are non-performing), respectively, for which the net recorded investment represents the amortized cost of these loans, where at acquisition, the amounts of reasonably estimable and probable discounted future cash collections were less than the contractual balances owed. These loans were purchased at a price to yield a market rate of interest after considering the credit quality of the loans at acquisition and the aforementioned expected future cash collections. The excess of the contractual balances over the amount of reasonably estimable and probable discounted future cash collections represents the predominant portion of the $754,000 and $883,000 of nonaccretable discount December 31, 2005 and 2004, respectively.
      Activity in the allowance for loan losses follows:

	Year Ended December 31,

	2005	2004	2003

	(In Thousands)
Balance at beginning of year	$2,497	$3,281	$7,354
Credit for loan losses	(516)	(810)	(3,910)
Additions in connection with loans purchased or transferred	—	75	—
Transfer to Capital Crossing with loans sold or distributed	—	—	(163)
Allowance related to loans sold	—	(49)	—

Balance at end of year	$1,981	$2,497	$3,281

CAPITAL CROSSING PREFERRED CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003

2.	LOANS, NET (Concluded)
      Activity in the nonaccretable discount follows:

	Year Ended December 31,

	2005	2004	2003

	(In Thousands)
Balance at beginning of year	$883	$1,524	$8,158
Accretion(1)	(75)	(94)	(967)
Transfers to accretable discount upon improvements in cash flows	(54)	(436)	(2,273)
Net reductions related to resolutions and restructures	—	—	(35)
Net reductions relating to loans sold or distributed	—	(111)	(3,359)

Balance at end of year	$754	$883	$1,524

(1)	Accretion of nonaccretable discount is recognized using the cost recovery method.
      No loans acquired in 2005 were within the scope of SOP No. 03-3.
      The total net investment balance of impaired loans at December 31, 2005 and 2004 amounted to $333,000 and 1,557,000, respectively. There were no valuation allowances related to impaired loans at December 31, 2005 and 2004.

	Year Ended December 31,

	2005	2004	2003

	(In Thousands)
Average investment in impaired loans	$871	$400	$1,451

Interest income recognized on impaired loans	$122	$45	$118

Interest income recognized on a cash basis on impaired loans	$122	$24	$61

      There were no restructured loans in 2005, 2004 or 2003.

3.	PREFERRED STOCK
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

CAPITAL CROSSING PREFERRED CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003

3.	PREFERRED STOCK (Concluded)
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
      Shares of preferred stock have been and may again be issued from time-to-time in one or more series, and Capital Crossing Preferred’s Board of Directors is authorized to determine the rights, preferences, privileges, and restrictions, including the dividend rights, conversion rights, voting rights, terms of redemption, redemption price or prices, and liquidation preferences, of any series of preferred stock, and to fix the number of shares of any such series of preferred stock without any further vote or action by the shareholders. The voting and other rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. The issuance of shares of preferred stock, while providing desirable flexibility in connection with acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding voting stock of Capital Crossing. At December 31, 2005, 2,000,000 shares of Undesignated Preferred Stock and 7,014,000 shares of Excess Preferred Stock are authorized and unissued. Shares of Preferred Stock of Capital Crossing Preferred may be converted into shares of Excess Preferred Stock upon the occurrence of certain events which would cause Capital Crossing Preferred to no longer be treated as a REIT for federal income tax purposes. Shares of Excess Preferred Stock would be issued, if ever, for the sole purpose of retaining Capital Crossing Preferred’s REIT status. Holders of Excess Preferred Shares shall be entitled to the same distribution, liquidation and voting rights as holders of that series of Preferred Stock which was converted into Excess Preferred Stock.

4.	RELATED PARTY TRANSACTIONS
      Capital Crossing performs advisory services and services the loans owned by Capital Crossing Preferred. The servicing and advisory fee rate is .25% per annum, payable monthly, of the average outstanding principal balance of the loans for the immediately preceding month. Servicing and advisory fees for the years ended December 31, 2005, 2004 and 2003 totaled $343,000, $377,000, and $575,000, respectively, of which $27,000, $29,000, and $38,000, respectively, are included in accrued expenses and other liabilities at December 31, 2005, 2004 and 2003, respectively.
      Capital Crossing Preferred periodically purchases loans from Capital Crossing. Capital Crossing also periodically makes capital contributions to Capital Crossing Preferred in the form of mortgage loans. The

CAPITAL CROSSING PREFERRED CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003

4.	RELATED PARTY TRANSACTIONS (Concluded)
carrying value of these loans approximated their fair values at the date of purchase or contribution. The total carrying value, including accrued interest, of loans purchased from Capital Crossing for the years ended December 31, 2005 and 2004 was $15,343,000 and $4,272,000, respectively. No loans were purchased in 2003. No loans were contributed in 2005, 2004 or 2003.
      The following table summarizes capital transactions between Capital Crossing Preferred and Capital Crossing:

	Year Ended December 31,

	2005	2004	2003

	(In Thousands)
Returns of capital to Capital Crossing	$14,070	$30,361	$118,235
Common stock dividends paid to Capital Crossing	5,930	19,639	16,132
Series B preferred stock dividends paid to Capital Crossing	72	72	72
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
      Effective July 1, 2000, Capital Crossing Preferred entered into an agreement to make certain assets available to be pledged in connection with Capital Crossing’s FHLBB advances. Capital Crossing Preferred receives an annual fee of $80,000 under this agreement. Guarantee fee income for the years ended December 31, 2005, 2004 and 2003 was $80,000 in each year. At December 31, 2005, Capital Crossing Preferred had pledged $29,100,000 of its assets to secure the FHLBB advances to Capital Crossing. In connection with the guarantee agreement, Capital Crossing Preferred has guaranteed all of the obligations of Capital Crossing under advances Capital Crossing may receive from time to time from the FHLBB.

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS
      SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of estimated fair values of all financial instruments where it is practicable to estimate such values. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of Capital Crossing Preferred.
      The following methods and assumptions were used by Capital Crossing Preferred in estimating fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts of cash and interest-bearing deposits approximate fair value because of the short-term maturity of these instruments.

Certificate of deposit: The carrying amounts of certificates of deposit approximate fair values because of the short-term maturity of these instruments.

CAPITAL CROSSING PREFERRED CORPORATION
NOTES TO FINANCIAL STATEMENTS (Concluded)
Years Ended December 31, 2005, 2004 and 2003

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Concluded)

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
      The estimated fair values, and related carrying amounts, of Capital Crossing Preferred’s financial instruments are as follows:

	December 31,

	2005		2004

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

	(In Thousands)
Cash and cash equivalents	$88,406	$88,406	$95,407	$95,407
Certificate of deposit	296	296	300	300
Loans, net	114,080	112,803	121,435	124,171
Accrued interest receivable	544	544	544	544

6.	QUARTERLY DATA (UNAUDITED)

	Year Ended December 31,

	2005				2004

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(In Thousands)
Interest income	$3,048	$3,702	$2,874	$2,750	$2,879	$3,076	$4,509	$4,048
(Provision) credit for loan losses	(9)	182	215	128	(55)	101	353	411
Other income(1)	20	20	20	20	20	20	20	96
Operating expenses	112	109	150	140	141	135	149	185

Net income	2,947	3,795	2,959	2,758	2,703	3,062	4,733	4,370
Preferred stock dividends(2)	1,631	1,633	1,633	1,632	1,632	1,633	1,287	835

Net income available to common stockholder	$1,316	$2,162	$1,326	$1,126	$1,071	$1,429	$3,446	$3,535

(1)	Fluctuation in the first quarter of 2004 is due to gains on sales of loans.

(2)	Increase in second quarter of 2004 is due to issuance of Series D preferred stock.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
      Capital Crossing Preferred’s management, with the participation of its President and Treasurer, evaluated the effectiveness of Capital Crossing Preferred’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2005. Based on this evaluation, Capital Crossing Preferred’s President and Treasurer concluded that, as of December 31, 2005, Capital Crossing Preferred’s disclosure controls and procedures were (1) designed to ensure that material information relating to Capital Crossing Preferred is made known to the President and Treasurer by others within the entity, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by Capital Crossing Preferred in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
      No change to our internal control over financial reporting occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s) Held(1)

Richard Wayne	53	President, Director
Edward F. Mehm	41	Vice President, Treasurer, Director
Bradley M. Shron	49	Vice President, Secretary
Nicholas W. Lazares	54	Director
Jeffrey Ross	61	Director
Kirk Sykes	47	Director
Dr. John Lapidus	49	Director

(1)	Unless otherwise indicated below, each person has held the same position for at least the past five years.
Richard Wayne. Mr. Wayne has been the President and a Director of Capital Crossing Preferred since March 1998. Mr. Wayne is the President and Co-Chief Executive Officer, and a Director, of Capital Crossing.
Edward F. Mehm. Mr. Mehm has been a Vice President and Treasurer and a Director of Capital Crossing Preferred since October 2001. Mr. Mehm has served as Executive Vice President, Chief Financial Officer and Treasurer of Capital Crossing since October 2001, and served as Executive Vice President of Capital Crossing from April 2000 to October 2001.
Bradley M. Shron. Mr. Shron has been a Vice President and Secretary of Capital Crossing Preferred since March 1998. Mr. Shron has served as Executive Vice President, General Counsel and Clerk of Capital Crossing since April 2000.
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
Kirk Sykes. Mr. Sykes has been a Director of Capital Crossing Preferred since August, 2004. Since 2004, Mr. Sykes has served as a director and President of Urban Strategy America Fund, a real estate investment company. Since 2000, Mr, Sykes has also served as President of Primary Corporation, a company which provides real estate services. From 1986 to 2004, Mr. Sykes also served as President of Group Architects, an architectural firm.
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

The Board of Directors and its Committees
      The Board of Directors has established two standing committees. The Board of Directors held four meetings and acted by written consent ten times during 2005. During 2005, each director attended at least 75% of the total number of meetings of the Board of Directors and of the committees of which he or she was a member.
      The following is a description of each committee of the Board of Directors:
Audit Committee. Capital Crossing Preferred has an Audit Committee, which consists of Messrs. Ross and Sykes and Dr. Lapidus. Each member of the Audit Committee satisfies the standards for independence promulgated by the Nasdaq Stock Market, Inc. (“Nasdaq”). The Audit Committee reports its activities to the Board of Directors. The primary function of the Audit Committee is to:

•	retain Capital Crossing Preferred’s independent registered public accounting firm and review the scope of the independent registered public accounting firm’s annual audit of Capital Crossing Preferred;

•	review the audit plans of Capital Crossing Preferred and the independent registered public accounting firm;

•	review Capital Crossing Preferred’s quarterly unaudited financial statements and annual audited financial statements;

•	review the results of the annual audit by the independent registered public accounting firm;

•	monitor Capital Crossing Preferred’s internal accounting controls; and

•	review transactions between Capital Crossing Preferred and Capital Crossing.
The Audit Committee held four meeting in 2005. The Board of Directors has determined that no member of the Audit Committee meets the specific qualification of an “audit committee financial expert” as defined in the applicable rules promulgated by the Securities and Exchange Commission. The Board of Directors has not commenced a search for an individual who meets the specific qualification of an “audit committee financial expert” because the Board believes that the members of the Audit Committee are financially literate and, further, that the Audit Committee has functioned well in the past. The Board of Directors also recognizes the fact that Capital Crossing Preferred’s financial results are consolidated into those of Capital Crossing and such results are, accordingly, also reviewed by the Audit Committee of the Board of Directors of Capital Crossing.
Nominating Committee. Capital Crossing Preferred has a Nominating Committee, which consists of Messrs. Ross and Sykes and Dr. Lapidus. Each member of the Nominating Committee satisfies the standards for independence promulgated by Nasdaq. The function of the Nominating Committee is to review and nominate qualified individuals to serve as Directors of Capital Crossing Preferred. The Nominating Committee reports its activities to the Board of Directors. The Nominating Committee will consider director nominees recommended by holders of voting securities. Any holder of voting securities wishing to nominate a candidate for director must be a shareholder of record at the time it gives notice of such nomination. Capital Crossing Bank is the sole holder of voting securities who may recommend director nominees. The Nominating Committee met once during 2005. In addition to considering director nominees recommended by shareholders, the Nominating Committee will consider nominees recommended by the Board of Directors and, if necessary, retain independent advisors to assist in identifying qualified individuals. In accordance with the charter of the Nominating Committee, a candidate for director must possess the highest personal and professional integrity, have demonstrated exceptional ability and judgment and have the ability to work effectively with other members of the Board of Directors, and provide the skills and expertise appropriate to best serve the long-term financial interests of the shareholders. The Nominating Committee’s process for evaluating candidates is to meet with the candidate to assess his or her experience and qualifications; to consider the nominee at a formal meeting of the Nominating

Committee; and ultimately to make a recommendation to the Board of Directors as to whether the nominee should be nominated for election as a director.
Code of Ethics and Other Matters
      Capital Crossing has adopted a Code of Business Conduct and Ethics which applies to the Directors of Capital Crossing Preferred. A copy of such Code of Business Conduct and Ethics has been filed as an exhibit to this Annual Report.
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
Compensation of Directors
      In 2005, Capital Crossing Preferred paid its non-executive directors an annual fee of $10,000 each for their services as directors. Capital Crossing Preferred does not pay any compensation to its other directors.
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
      The following table sets forth, as of March 6, 2006, the number and percentage of outstanding shares of common stock, Series A preferred shares and Series B preferred shares beneficially owned by (i) each person known by Capital Crossing Preferred to be the beneficial owner of more than five percent of such shares; (ii) each director of Capital Crossing Preferred; (iii) each executive officer of Capital Crossing Preferred; and (iv) all executive officers and directors of Capital Crossing Preferred as a group. The persons or entities named in the table have sole voting and sole investment power with respect to each of the shares beneficially owned by such person or entity. The calculations were based on a total of

100 shares of common stock, 1,416,130 Series A preferred shares, 937 Series B preferred shares, 1,840,000 Series C preferred shares and 1,500,000 Series D preferred shares outstanding as of such date.

Percentage of
Name and Address of Beneficial Owner(1)	Amount of Shares (Class)	Outstanding Shares

Capital Crossing Bank	100 shares of common stock	100.0%
	900 Series B preferred shares	96.1%
Edward F. Mehm(2)(3)	2 Series B preferred shares(4)	*
Nicholas W. Lazares(3)	2 Series B preferred shares(4)
	5,000 Series A preferred shares(5)	*
Bradley M. Shron(2)	—	*
Richard Wayne(2)(3)	2 Series B preferred shares(4)	*
Jeffrey Ross(3)	8,900 Series C preferred shares	*
Kirk Sykes(3)	—	*
Dr. John Lapidus(3)	2,500 Series A preferred shares	*
	5,000 Series C preferred shares	*
All executive officers and directors as a Group (7 persons)	7,500 Series A preferred shares	*
	6 Series B preferred shares	*
	13,900 Series C preferred shares	*

*	Less than 1%.

(1)	The address of each beneficial owner is c/o Capital Crossing Preferred Corporation, 101 Summer Street, Boston, Massachusetts 02110.

(2)	Executive officer of Capital Crossing Preferred.

(3)	Director of Capital Crossing Preferred.

(4)	Includes one share held of record by such person’s spouse.

(5)	Consists of shares owned by Mr. Lazares, as trustee of two trusts for the benefit of Mr. Lazares’ parents. Mr. Lazares disclaims beneficial ownership of these shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Servicing Agreement
      Capital Crossing Preferred’s loan portfolio is serviced by Capital Crossing pursuant to the terms of a master service agreement entered into between the two parties. Capital Crossing in its role as servicer under the terms of the master service agreement receives an annual servicing fee equal to 0.20%, payable monthly, of the gross outstanding principal balances of loans in the loan portfolio for the immediately preceding month. For the year ended December 31, 2005, Capital Crossing Preferred incurred $273,000 in servicing fees to Capital Crossing.
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
Advisory Agreement
      Capital Crossing Preferred has entered into an advisory agreement with Capital Crossing to administer the day-to-day operations of Capital Crossing Preferred. Capital Crossing is paid an annual advisory fee equal to 0.05%, payable monthly, of the gross average outstanding principal balance of loans in Capital Crossing Preferred’s loan portfolio for the immediately preceding month, plus reimbursement for certain expenses incurred by Capital Crossing as advisor. For the year ended December 31, 2005, Capital Crossing Preferred incurred $70,000 in servicing fees payable to Capital Crossing. As advisor, Capital Crossing is responsible for:

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
Guarantee and Pledge of Assets
      Capital Crossing Preferred has guaranteed obligations of Capital Crossing to the FHLBB and has agreed to pledge a significant amount of its assets as collateral for advances Capital Crossing may receive from time to time from the FHLBB. At December 31, 2005 and 2004, Capital Crossing had outstanding FHLBB advances of $211.9 million and $168.4 million, respectively, for each year. Effective July 1, 2000, Capital Crossing Preferred entered into an agreement to make certain assets available to be pledged in connection with FHLBB borrowings of Capital Crossing. Capital Crossing Preferred receives an annual fee of $80,000 from Capital Crossing under this agreement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      Audit Fees. Capital Crossing Preferred paid KPMG LLP $31,000 and $30,000 in fees for its professional services rendered for the audit of the Capital Crossing Preferred’s financial statements for the year ended December 31, 2005 and 2004, respectively, and the reviews of the financial statements included in its quarterly reports on Form 10-Q during the year. In addition, Capital Crossing Preferred paid KPMG LLP $117,900 in connection with the preferred stock Series D offering in 2004.
      Tax Fees. Capital Crossing Preferred paid KPMG LLP $12,000 in fees for tax compliance, tax advice and tax planning services for 2004. No fees for tax-related work were paid in 2005.
      The Audit Committee has determined that the provision of the non-audit services described above for 2004 was compatible with maintaining KPMG LLP’s independence.
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
Date: March 28, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dated indicated.

Signature	Title	Date

/s/ Richard Wayne Richard Wayne	President and Director (Principal Executive Officer)	March 28, 2006

/s/ Edward F. Mehm Edward F. Mehm	Vice President, Treasurer and Director (Principal Financial Officer)	March 28, 2006

/s/ Nancy E. Coyle Nancy E. Coyle	Controller and Chief Accounting Officer	March 28, 2006

/s/ Nicholas W. Lazares Nicholas W. Lazares	Director	March 28, 2006

/s/ Jeffrey Ross Jeffrey Ross	Director	March 28, 2006

/s/ Kirk Sykes Kirk Sykes	Director	March 28, 2006

/s/ Dr. John Lapidus Dr. John Lapidus	Director	March 28, 2006

EXHIBIT INDEX

Exhibit	Name

12	Statement Regarding Computation of Ratios
14	Code of Business Conduct and Ethics
31.1	Rule 13a-14(a) Certification signed by Richard Wayne, President (Chief Executive Officer)
31.2	Rule 13a-14(a) Certification signed by Edward F. Mehm, Treasurer (Principal Financial Officer)
32	Rule 13a-14(b) Certification signed by Richard Wayne, President (Chief Executive Officer) and Edward F. Mehm, Treasurer (Principal Financial Officer)