Form 10-Q
period 2006-03-31
CAPITAL CROSSING PREFERRED CORP
filed 2006-05-10
CIK 1072806

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of May 9, 2006: 100.
No common stock was held by non-affiliates of the issuer.

Capital Crossing Preferred Corporation

PART I
Item 1. Financial Statements
Capital Crossing Preferred Corporation
Balance Sheets
(unaudited)

	March 31,	December 31,
	2006	2005
	(in thousands)
ASSETS

Cash account with Capital Crossing Bank	$199	$102
Interest bearing deposits with Capital Crossing Bank	92,801	88,304

Total cash and cash equivalents	93,000	88,406

Certificate of deposit	200	296
Loans, net of discounts and net deferred loan income	112,893	116,061
Less allowance for loan losses	(1,963)	(1,981)

Loans, net	110,930	114,080

Accrued interest receivable	535	544
Other assets	12	—

	$204,677	$203,326

LIABILITIES AND STOCKHOLDERS’ EQUITY

Due to Capital Crossing Bank	$—	$—
Accrued expenses and other liabilities	1,236	1,230

Total liabilities	1,236	1,230

Stockholders’ equity:
Preferred stock, Series A, 9.75% non-cumulative, exchangeable; $.01 par value; $10 liquidation value per share; 1,449,000 shares authorized, 1,416,130 shares issued and outstanding	14	14
Preferred stock, Series B, 8% cumulative, non-convertible; $.01 par value; $1,000 liquidation value per share plus accrued dividends; 1,000 shares authorized, 937 shares issued and outstanding	—	—
Preferred stock, Series C, 10.25% non-cumulative, exchangeable; $.01 par value; $10 liquidation value per share; 1,840,000 shares authorized, issued and outstanding	18	18
Preferred stock, Series D, 8.50% non-cumulative, exchangeable; $.01 par value; $25 liquidation value per share; 1,725,000 shares authorized, 1,500,000 shares issued and outstanding	15	15
Common stock, $.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	202,049	202,049
Retained earnings	1,345	—

Total stockholders’ equity	203,441	202,096

	$204,677	$203,326

See accompanying notes to unaudited interim financial statements.

Capital Crossing Preferred Corporation
Statements of Income
(unaudited)

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Interest income:
Interest and fees on loans	$2,332	$2,485
Interest on interest-bearing deposits	246	265

Total interest income	2,578	2,750
Credit for loan losses	13	128

Total interest income, after credit for loan losses	2,591	2,878

Other income:
Gain on sales of loans	482	—
Guarantee fee income	20	20

Total other income	502	20

Operating expenses:
Loan servicing and advisory services	80	80
Other general and administrative	36	60
Total operating expenses	116	140

Net income	2,977	2,758

Preferred stock dividends	1,632	1,632

Net income available to common stockholder	$1,345	$1,126

See accompanying notes to unaudited interim financial statements.

Capital Crossing Preferred Corporation
Statements of Changes in Stockholders’ Equity
(unaudited)

	Three Months Ended March 31, 2006
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
						(dollars in thousands)
Balance at December 31, 2005	1,416,130	$14	937	$—	1,840,000	$18	1,500,000	$15	100	$—	$202,049	$—	$202,096
Net income	—	—	—	—	—	—	—	—	—	—	—	2,977	2,977
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	—	—	(345)	(345)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	—	—	(19)	(19)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	—	—	(471)	(471)
Dividends on preferred stock, Series D	—	—	—	—	—	—	—	—	—	—	—	(797)	(797)

Balance at March 31, 2006	1,416,130	$14	937	$—	1,840,000	$18	1,500,000	$15	100	$—	$202,049	$1,345	$203,441

	Three Months Ended March 31, 2005
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
	(dollars in thousands)
Balance at December 31, 2004	1,416,130	$14	940	$—	1,840,000	$18	1,500,000	$15	100	$—	$216,122	$—	$216,169
Net income	—	—	—	—	—	—	—	—	—	—	—	2,758	2,758
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	—	—	(345)	(345)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	—	—	(19)	(19)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	—	—	(471)	(471)
Dividends on preferred stock, Series D	—	—	—	—	—	—	—	—	—	—	—	(797)	(797)

Balance at March 31, 2005	1,416,130	$14	940	$—	1,840,000	$18	1,500,000	$15	100	$—	$216,122	$1,126	$217,295

Capital Crossing Preferred Corporation
Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Cash flows provided by operating activities:
Net income	$2,977	$2,758
Adjustments to reconcile net income to net cash provided by operating activities:
Credit for loan losses	(13)	(128)
Gain on sales of loans	(482)	—
Other, net	3	(317)

Net cash provided by operating activities	2,485	2,313

Cash flows provided by investing activities:
Loan repayments	2,870	4,273
Proceeds from loan sales	775	—
Net decrease in certificate of deposit	96	—

Net cash provided by investing activities	3,741	4,273

Cash flows used in financing activities:
Payment of preferred stock dividends	(1,632)	(1,632)

Net cash used in financing activities	(1,632)	(1,632)

Net change in cash and cash equivalents	4,594	4,954
Cash and cash equivalents at beginning of period	88,406	95,407

Cash and cash equivalents at end of period	$93,000	$100,361

See accompanying notes to unaudited interim financial statements.

Capital Crossing Preferred Corporation
Notes to Unaudited Interim Financial Statements
Three Months Ended March 31, 2006 and 2005
Note 1. Basis of Presentation
     Capital Crossing Preferred Corporation (‘‘Capital Crossing Preferred’’) is a Massachusetts corporation organized on March 20, 1998, to acquire and hold real estate assets. Capital Crossing Bank (‘‘Capital Crossing’’), a federally insured Massachusetts trust company, owns all of Capital Crossing Preferred’s common stock. Capital Crossing is in compliance with its regulatory capital requirements at March 31, 2006.
     The financial information as of March 31, 2006 and the results of operations, changes in stockholders’ equity and cash flows for the three months ended March 31, 2006 and 2005 are unaudited; however, in the opinion of management, the financial information reflects all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America. Interim results are not necessarily indicative of results to be expected for the entire year. These interim financial statements are intended to be read in conjunction with the financial statements presented in Capital Crossing Preferred’s Annual Report on Form 10-K as of and for the year ended December 31, 2005.
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
Note 2. Commitments and Contingencies
Guarantees
     Capital Crossing Preferred has guaranteed all of the obligations of Capital Crossing under advances Capital Crossing may receive from time to time from the Federal Home Loan Bank of Boston (“FHLBB”), and Capital Crossing Preferred has agreed to pledge a significant amount of its assets in connection with those advances. This guarantee would rank senior to the preferred shares upon liquidation. Capital Crossing Preferred’s obligations under this agreement are limited by applicable laws pertaining to fraudulent conveyance and fraudulent transfer. The assets pledged to the FHLBB will vary from time to time, however the potential exists for Capital Crossing Preferred to pledge all of its assets to the FHLBB to secure advances to Capital Crossing. In addition, Capital Crossing has pledged to the FHLBB all of the shares of Capital Crossing Preferred’s capital stock it owns as collateral for its FHLBB borrowings. Under the terms of the pledge, if Capital Crossing becomes undercapitalized, the FHLBB may require Capital Crossing to dissolve Capital Crossing Preferred such that the assets of Capital Crossing Preferred are distributed to Capital Crossing. In such circumstance, holders of the Series A, Series C and Series D preferred stock would receive their liquidation preference only to the extent there are available proceeds from the liquidation of the assets of Capital Crossing Preferred following satisfaction of its outstanding obligations, including its guarantee of Capital Crossing’s FHLBB borrowings. At March 31, 2006, approximately $27.9 million, or 13.6%, of Capital Crossing Preferred’s assets had been pledged to and accepted by the FHLBB to secure advances to Capital Crossing. As of March 31, 2006, Capital Crossing had $192.0 million in outstanding FHLBB borrowings.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For purposes of these Acts, any statement that is not a statement of historical fact may be deemed a forward-looking statement. For example, statements containing the words “believes,” “anticipates,” “plans,” “expects,” “estimates,” “intends,” “may,” “projects,” “will,” “would,” and similar expressions may be forward-looking statements. Capital Crossing Preferred cautions investors not to place undue reliance on any forward-looking statements in this Quarterly Report on Form 10-Q. Capital Crossing Preferred undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. There are a number of factors that could cause Capital Crossing Preferred’s actual results to differ materially from those indicated by these forward-looking statements, including without limitation the factors set forth below in Part II, Item 1A. “Risk Factors”. These factors and the other cautionary statements made in this quarterly report should be read as being applicable to all related forward-looking statements wherever they appear in this quarterly report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, Capital Crossing Preferred’s actual results, performance, or achievements may vary materially from any future results, performance, or achievements expressed or implied by these forward-looking statements.
     The following discussion of Capital Crossing Preferred’s unaudited consolidated financial condition and results of operations and capital resources and liquidity should be read in conjunction with the Unaudited Consolidated Interim Financial Statements and related Notes included elsewhere herein and the audited Consolidated Financial Statements and related Notes included in Capital Crossing Preferred’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission, (the “SEC”).
Executive Level Overview
     Net income available to the common shareholder increased $219,000, or 19.4%, to $1.3 million for the three months ended March 31, 2006 compared to $1.1 million for the same period in 2005. The increase from 2005 to 2006 is primarily the result of a gain on sales of loans, partially offset by decreases in interest income and credit for loan losses.
     All of the mortgage assets in Capital Crossing Preferred’s loan portfolio at March 31, 2006 were acquired from Capital Crossing and it is anticipated that substantially all additional mortgage assets will be acquired from Capital Crossing. As of March 31, 2006, Capital Crossing Preferred held loans acquired from Capital Crossing with net investment balances of $112.9 million.
     Commercial mortgage loans constituted approximately 65.6% of the net loans in Capital Crossing Preferred’s loan portfolio at March 31, 2006 and commercial mortgage loans are generally subject to greater risks than other types of loans. Capital Crossing Preferred’s commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, tend to have shorter maturities than other mortgage loans and may not be fully amortizing. For these reasons, Capital Crossing Preferred may experience higher rates of default on its mortgage loans than it would if its loan portfolio was more diversified and included a greater number of owner-occupied residential or other mortgage loans.
     Properties underlying Capital Crossing Preferred’s current mortgage assets are also concentrated primarily in California and New England. As of March 31, 2006, approximately 53.2% of the balances of its mortgage loans were secured by properties located in California and 13.0% in New England. In the instance where either region experiences adverse economic, political or business conditions, Capital Crossing Preferred would likely experience higher rates of loss and delinquency on its mortgage loans.
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
     Decisions regarding the utilization of Capital Crossing Preferred’s cash are based, in large part, on its future commitments to pay preferred stock dividends. During the first quarter of 2006, the loan portfolio was large enough to generate income resulting in net income, which were 1.82 times fixed charges and preferred stock dividends. Future decisions regarding mortgage asset acquisitions and returns of capital will be based on the level of preferred stock dividends at the time and the required level of income necessary to generate adequate dividend coverage.
Application of Critical Accounting Policies and Estimates
     The SEC requires that all registrants discuss their most ‘‘critical accounting policies’’ in management’s discussion and analysis of financial condition and results of operations. The SEC indicated that a ‘‘critical accounting policy’’ is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While Capital Crossing Preferred’s significant accounting policies are more fully described in Note 1 to the Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2005, the following is a summary of the accounting policies believed by management to be most critical in their potential effect on Capital Crossing Preferred’s financial position or results of operations:
     Allowance for Loan Losses. Arriving at an appropriate level of allowance for loan losses requires a high degree of judgment. Capital Crossing Preferred maintains an allowance for probable loan losses that are inherent in its loan portfolio. The allowance for loan losses is increased or decreased through a provision or credit for loan losses included in earnings. Prior to January 1, 2005, the effective date of SOP No. 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”, the allowance for loan losses was also increased upon the allocation of purchase discount upon the acquisition of loans. Effective January 1, 2005, no allocation of discount is made to the allowance for loan losses for loans acquired, however, additions for impairment that occur subsequent to acquisition will continue to be recognized through a provision for loan losses included in earnings. At the time of acquisition, only general risk allocations are established for loans for which no nonaccretable discount is allocated through a charge to earnings. Additionally, the allowance for loan losses is decreased upon sales or payoffs of loans for which a related allowance remains unused. Reductions in connection with sales are included in the calculation of the gain or loss, and reductions related to payoffs are recorded as a credit for loan losses. Loan losses are charged against the allowance when management believes the net investment of the loan, or a portion thereof, is uncollectible. Subsequent recoveries, if any, are credited to the allowance when cash payments are received.
     In determining the adequacy of the allowance for loan losses, management makes significant judgments. Management initially reviews its loan portfolio to identify loans for which specific allocations are considered prudent. Specific allocations include the results of measuring impaired loans under Statement of Financial Accounting Standards (“SFAS”) No. 114 “Accounting by Creditors for Impairment of a Loan”. Next, management considers the level of general loan allowances deemed appropriate for loans. General risk allocations are determined by a formula whereby the portfolio is stratified by type and internal risk rating categories. Loss factors are then applied to each strata based on various considerations including collateral type, loss experience, delinquency trends, current economic conditions, industry standards, and regulatory guidelines. The allowance for loan losses is management’s estimate of the probable loan losses incurred as of the balance sheet date. There can be no assurance that Capital Crossing Preferred’s actual losses with respect to loans will not exceed its allowance for loan losses.
     Effective January 1, 2005, and as a result of the required adoption of SOP No. 03-3, additions to the valuation allowances relating to newly acquired loans reflect only those losses incurred by Capital Crossing Preferred subsequent to acquisition and general risk allocations on loans for which no nonaccretable discount is allocated. Capital Crossing Preferred no longer increases the allowance for loan losses through allocations from purchase discount and is no longer allowed to establish impairment reserves at acquisition. However, at the time of acquisition, general risk allocations are established for loans for which no nonaccretable discount is allocated through a charge to earnings. Consequently, it is anticipated that the allowance will continue to decline as credits for loan losses may continue to be recorded if loans pay off and allowance allocations related to these loans are not required or additions due to loan impairment are not required.
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
     For all other loans acquired since January 1, 2005, the discount, which represents the excess of the amount of reasonably estimable and probable discounted future cash collections over the purchase price is accreted into interest income using the interest method over the term of the loan and is not accreted on non-performing loans. This is consistent with the method Capital Crossing Preferred used to account for loans purchased prior to January 1, 2005, except an allowance allocation was also made at the time of acquisition. Capital Crossing Preferred no longer increases the allowance through allocations from purchase discount.
     No loans acquired since the adoption of SOP No. 03-3 were within the scope of the SOP.
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
     Gains and losses on sales of loans are determined using the specific identification method. The excess (deficiency) of any cash received as compared to the net investment is recorded as gain (loss) on sales of loans. There were no loans held for sale at March 31, 2006.
Results of Operations for the Three Months Ended March 31, 2006 and 2005
Interest income
     The following table sets forth the yields on Capital Crossing Preferred’s earning assets for the periods indicated:

	Three Months Ended March 31,
	2006			2005
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield
			(dollars in thousands)
Loans, net (1)	$113,962	$2,332	8.30%	$120,353	$2,485	8.37%
Interest-bearing deposits	90,367	246	1.10	97,854	265	1.10

Total interest-earning assets	$204,329	$2,578	5.12%	$218,207	$2,750	5.11%

(1)	Non-performing loans are excluded from average balance calculations.
     The decline in interest income for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 is primarily due to the decline in interest income on loans due to both a decline in the average balance and the yield.
     Average loans, net for the three months ended March 31, 2006 totaled $114.0 million compared to $120.4 million for the same period in 2005. This decrease is primarily attributable to loan pay-offs and amortization. No loans were acquired in the first quarter of 2006 or 2005. For the three months ended March 31, 2006, the yield on the loan portfolio decreased to 8.30% compared to 8.37% for the same period in 2005. For the three months ended March 31, 2006, interest and fee income recognized on loan payoffs decreased $93,000, or 66.4%, to $47,000 from $140,000 for the three months ended March 31, 2005. The level of interest and fee income recognized on loan payoffs varies for numerous reasons, as further discussed below. The yield from regularly scheduled interest and accretion income increased to 8.13% for the three months ended March 31, 2006 from 7.90% for the same period in 2005 primarily as a result of increases in market interest rates.
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

	Three Months Ended March 31,
	2006		2005
	Interest		Interest
	Income	Yield	Income	Yield
		(dollars in thousands)
Regularly scheduled interest and accretion income	$2,285	8.13%	$2,345	7.90%

Interest and fee income recognized on loan payoffs:
Nonaccretable discount	14	0.05	—	—
Accretable discount	21	0.08	104	0.35
Other interest and fee income	12	0.04	36	0.12

	47	0.17	140	0.47

	$2,332	8.30%	$2,485	8.37%

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
     The average balance of interest-bearing deposits decreased $7.5 million or 7.7% to $90.4 million for the three months ended March 31, 2006, compared to $97.9 million for 2005. The changes in the average balances of interest-bearing deposits are the result of periodic dividend payments, returns of capital and funds used to purchase additional motgage assets, offset by cash flows from loan repayments.
Credit for loan losses
     Capital Crossing Preferred recorded credits for loan losses of $13,000 and $128,000 for the three months ended March 31, 2006 and 2005, respectively, to reverse unused general reserves related to loans that have been paid off. The credit for loan losses is based on the volume and types of loan payoffs. As loans pay off, a credit for loan losses is recorded to reduce allowance allocations related to the loans that have paid-off for which a related allowance remains unused. The allowance for loan losses is based on the size of the portfolio and its historical performance. The determination of this allowance requires management’s use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. Should the loan portfolio continue to decline without utilization of the allowance for loan losses, future credits for loan losses may be necessary.
Other income
     During the three months ended March 31, 2006 there was one loan sale to an unaffiliated third party comprised of three loans, with a carrying value of $293,000 resulting in a gain of $482,000. There were no loan sales during the three months ended March 31, 2005.
Operating expenses
     Other general and administrative expenses decreased $24,000 or 40.0%, to $36,000 for the three months ended March 31, 2006 compared to $60,000 for the three months ended March 31, 2005. This decrease is primarily attributable to a decrease in legal fees related to loan collection matters.
Changes in Financial Condition
Interest-bearing deposits with Capital Crossing Bank
     Interest-bearing deposits with Capital Crossing Bank consist entirely of money market accounts. The balance of interest-bearing deposits increased $4.5 million to $92.8 million at March 31, 2006 compared to $88.3 million at December 31, 2005. The increase in the balance of interest-bearing deposits is the result of cash flows from loan repayments and the sale of loans, offset by periodic dividend payments.
Loan portfolio
     To date, all of Capital Crossing Preferred’s loans have been acquired from Capital Crossing. The following table sets forth information regarding the composition of the loan portfolio at the dates indicated:

	March 31, 2006	December 31, 2005
	(in thousands)
Mortgage loans on real estate:
Commercial real estate	$74,135	$76,398
Multi-family residential	37,731	38,392
One-to-four family residential	1,062	1,305

Total	112,928	116,095
Other	14	21

Total loans, net of discounts	112,942	116,116

Less:
Allowance for loan losses	(1,963)	(1,981)
Net deferred loan fees	(49)	(55)

Loans, net	$110,930	$114,080

     Capital Crossing Preferred acquires primarily performing commercial real estate and multifamily residential mortgage loans. There were no loans acquired during the three months ended March 31, 2006, as the existing portfolio was large enough to generate an adequate dividend ratio.
     Capital Crossing Preferred intends that each loan acquired from Capital Crossing in the future will be a whole loan, and will be originated or acquired by Capital Crossing in the ordinary course of its business. Capital Crossing Preferred also intends that all loans held by it will be serviced pursuant to its master service agreement with Capital Crossing.
     Non-performing loans, net of discount, totaled $581,000 and $333,000 at March 31, 2006 and December 31, 2005, respectively. Loans generally are placed on non-performing status and the accrual of interest and accretion of discount are generally discontinued when the collectibility of principal and interest is not probable or estimable. Unpaid interest income previously accrued on such loans is reversed against current period interest income. A loan is returned to accrual status when it is brought current in accordance with management’s anticipated cash flows at the time of acquisition.
     Discounts on Acquired Loans. For information relating to Capital Crossing Preferred’s accounting policies related to discounts on acquired loans, see Application of Critical Accounting Policies and Estimates — Discounts on Acquired Loans.
     The following table sets forth certain information relating to the activity in the nonaccretable discount for the periods indicated:

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Balance at beginning of period	$754	$883
Accretion(1)	(20)	(11)
Transfers to accretable portion upon improvements in cash flows	—	(53)
Net reductions relating to loans sold	(251)	—

Balance at end of period	$483	$819

(1)	Accretion of nonaccretable discount is recognized using the cost recovery method.
     Allowance for Loan Losses. Capital Crossing Preferred’s allowance for loan losses at March 31, 2006 was $2.0 million. The determination of this allowance requires the use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. In addition, regulatory agencies periodically review the adequacy of the allowance for loan losses and may require Capital Crossing Preferred to make additions to its allowance for loan losses. While management believes its estimates and assumptions are reasonable, there can be no assurance that they will be proven to be correct in the future. The actual amount of future provisions that may be required cannot be determined, and such provisions may exceed the amounts of past provisions. Management believes that the allowance for loan losses is adequate to absorb the known and inherent risks in Capital Crossing Preferred’s loan portfolio at each date based on the facts known to management as of such date. Management continues to monitor and modify the allowances for general and specific loan losses as economic conditions dictate.
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
     No loans acquired since the adoption of SOP No. 03-3 were within the scope of the SOP.
     The following table sets forth certain information relating to the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Balance at beginning of period	$1,981	$2,497
Credit for loan losses	(13)	(128)
Net reduction relating to loans sold	(5)	—

Balance at end of period	$1,963	$2,369

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
     At March 31, 2006, 53.2% and 13.0% of Capital Crossing Preferred’s net loan portfolio consisted of loans in California and New England, respectively. At December 31, 2005, 52.8% and 13.1% of Capital Crossing Preferred’s net real estate loan portfolio consisted of loans located in California and New England, respectively. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political or business developments or natural hazards in California or New England that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages.
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
     Various information shown elsewhere in this quarterly report will assist the reader in understanding how Capital Crossing Preferred is positioned to react to changing interest rates and inflationary trends. In particular, the discussion of market risk and other maturity and repricing information of Capital Crossing Preferred’s assets is contained in Item 3. Quantitative and Qualitative Disclosure About Market Risk, of this report.
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

The following table sets forth Capital Crossing Preferred’s interest-rate-sensitive assets categorized by repricing dates and weighted average yields at March 31, 2006. For fixed rate instruments, the repricing date is the maturity date. For adjustable-rate instruments, the repricing date is deemed to be the earliest possible interest rate adjustment date. Assets that are subject to immediate repricing are placed in the overnight column.

		Within	Over One	Over Two	Over Three	Over Four	Over
		One	to Two	to Three	to Four	to Five	Five
	Overnight	Year	Years	Years	Years	Years	Years	Total
				(dollars in thousands)
Interest-bearing deposits	$92,801	$—	$—	$—	$—	$—	$—	$92,801
	1.10%
Certificates of deposit	—	200	—	—	—	—	—	200
		2.76%
Fixed-rate loans (1)	—	12,600	10,753	9,911	7,529	7,581	16,742	65,116
		8.37%	8.06%	7.91%	7.87%	7.92%	7.00%
Adjustable-rate loans (1)	11,701	28,867	1,808	1,907	1,518	543	852	47,196
	9.85%	7.75%	9.00%	6.65%	6.42%	6.60%	7.64%

Total rate-sensitive assets	$104,502	$41,667	$12,561	$11,818	$9,047	$8,124	$17,594	$205,313

(1) Loans are presented at net amounts before deducting the allowance for loan losses and exclude non-performing loans.
     Based on Capital Crossing Preferred’s experience, management applies the assumption that, on average, approximately 4% of the outstanding fixed and adjustable rate loans will prepay annually.
     At March 31, 2006, the fair value of net loans was $108.1 million as compared to the net carrying value of net loans of $110.9 million. The fair value of interest-bearing deposits in banks approximates carrying value.
Item 4. Controls and Procedures
     Capital Crossing Preferred’s management, with the participation of its President and Treasurer, evaluated the effectiveness of Capital Crossing Preferred’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2006. Based on this evaluation, Capital Crossing Preferred’s President and Treasurer concluded that, as of March 31, 2006, Capital Crossing Preferred’s disclosure controls and procedures were (1) designed to ensure that material information relating to Capital Crossing Preferred is made known to the President and Treasurer by others within the entity, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by Capital Crossing Preferred in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
     No change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
      The Series A, Series C and Series D preferred shares rank:
•	junior to borrowings of Capital Crossing Preferred, including claims of the FHLBB for amounts due or which may become due under Capital Crossing Preferred’s guarantee of Capital Crossing’s obligations to the FHLBB, and any other obligations to Capital Crossing Preferred’s creditors upon its liquidation. As of March 31, 2006, Capital Crossing had $192.0 million in outstanding FHLBB borrowings; and

•	senior to Capital Crossing Preferred’s common stock and its Series B preferred stock with regard to payment of dividends and amounts upon liquidation.
     If Capital Crossing Preferred incurs significant indebtedness, it may not have sufficient funds to make dividend or liquidation payments on the Series A, Series C or Series D preferred shares. Upon Capital Crossing Preferred’s liquidation, its obligations to its creditors would rank senior to the Series A, Series C and Series D preferred shares. At March 31, 2006, Capital Crossing Preferred had approximately $149,000 in accounts payable and other liabilities which, upon its liquidation, would be required to be paid before any payments could be made to holders of the Series A, Series C or Series D preferred shares. In addition, upon Capital Crossing Preferred’s liquidation, dissolution or winding up, if it does not have sufficient funds to pay the full liquidation amount, to the holders of the Series A,

Series C and Series D preferred shares, will share ratably in any distribution in proportion to the full liquidation amount which they otherwise would be entitled and such holders may receive less than the per share liquidation amount.
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
     Payment of dividends on the Series A, Series C and Series D preferred shares could also be subject to regulatory limitations if Capital Crossing becomes undercapitalized. Capital Crossing will be deemed undercapitalized if its total risk-based capital ratio is less than 8.0%, its Tier 1 risk-based capital ratio is less than 4.0% or its Tier 1 leverage ratio is less than 4.0%. At March 31, 2006, Capital Crossing had a total risk-based capital ratio of 17.86%, a Tier 1 risk-based capital ratio of 11.81% and a Tier 1 leverage ratio of 9.68%, which is sufficient for Capital Crossing to be considered well-capitalized. If Capital Crossing becomes undercapitalized or the FDIC anticipates that it will become undercapitalized, the FDIC may direct the automatic exchange of the preferred shares of Capital Crossing Preferred for preferred shares of Capital Crossing. As part of its common stock repurchase program, Capital Crossing has also agreed with the FDIC to maintain, for so long as the repurchase program continues, its Tier 1 leverage ratio at least 7.00% as well as remaining well capitalized. Capital Crossing Preferred makes no assurance that Capital Crossing will be well-capitalized under applicable regulations as of any future date, which is required in order to continue to repurchase common stock, but which is not a condition to the payment of dividends on the preferred shares. For purposes of calculating these capital ratios as a percentage of Capital Crossing’s risk-weighted assets, as opposed to its total assets, Capital Crossing’s assets are assigned to risk categories based on the relative credit risk of the asset in question. These risk weights consist of 0% for assets deemed least risky such as cash, claims backed by the full faith and credit of the U.S. government, and balances due from Federal Reserve banks; 20% for assets deemed slightly more risky such as portions of obligations conditionally guaranteed by the U.S. government or federal funds sold; 50% for assets deemed still more risky such as government issued-revenue bonds, one-to-four family residential first mortgage loans and well-collateralized multi-family residential first mortgage loans; and 100% for all other assets, including private sector loans such as commercial mortgage loans as well as bank-owned real estate.
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
Capital Crossing Preferred’s loans are concentrated in California and New England and adverse conditions in those markets could adversely affect its operations
     Properties underlying Capital Crossing Preferred’s current mortgage assets are concentrated primarily in California, particularly Southern California, and New England. As of March 31, 2006, approximately 53.2% of the net balances of its mortgage loans were secured by properties located in California and 13.0% in New England. Adverse economic, political or business developments or natural hazards may affect these areas and the ability of property owners in these areas to make payments of principal and interest on the underlying mortgages. If either region experienced adverse economic, political or business conditions, or natural hazards, Capital Crossing Preferred would likely experience higher rates of loss and delinquency on its mortgage loans than if its loans were more geographically diverse.
A substantial majority of Capital Crossing Preferred’s loans were originated by other parties
     At March 31, 2006, substantially all of Capital Crossing Preferred’s net loans consisted of loans originated by third parties that were purchased by Capital Crossing and subsequently acquired by Capital Crossing Preferred from Capital Crossing. When Capital Crossing purchases loans originated by third parties, it generally cannot conduct the same level of due diligence that it would have conducted had it originated the loans. In addition, loans originated by third parties may lack current financial information and may have incomplete legal documentation and outdated appraisals. Although Capital Crossing conducts a comprehensive acquisition review, it also may rely on certain information provided by the parties that originated the loans, whose underwriting standards may be substantially different than Capital Crossing’s. These differences may include less rigorous appraisal requirements and debt service coverage ratios, and less rigorous analysis of property location and environmental factors, building condition and age, tenant quality, compliance with zoning regulations, any use restrictions, easements or rights of ways that may impact the property value and the borrower’s ability to manage the property and service the mortgage. As a result, Capital Crossing may not have information with respect to an acquired loan which, if known at the time of acquisition, would have caused it to reduce its bid price or not bid for the loan at all. This may adversely affect Capital Crossing Preferred’s yield on loans or cause it to increase its provision for loan losses. In addition, Capital Crossing may acquire loans as part of a pool that, given the opportunity to review and underwrite at the outset, it would not have originated. Loans such as these could have a higher risk of becoming non-performing in the future and adversely affect Capital Crossing Preferred’s results of operations.
More than half of Capital Crossing Preferred’s loan portfolio is made up of commercial mortgage loans which are generally riskier than other types of loans
     Commercial mortgage loans constituted approximately 65.6% of the total loans, net of discounts, in Capital Crossing Preferred’s loan portfolio at March 31, 2006. Commercial mortgage loans are generally subject to greater risks than other types of loans. Capital Crossing Preferred’s commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, may have shorter maturities than other mortgage loans and may not be fully accretable, meaning that they have a principal balance or “balloon” payment due on maturity. The commercial real estate properties underlying Capital Crossing Preferred’s commercial mortgage loans also tend to be unique and are more difficult to value than other real estate properties. They are also subject to relatively greater environmental risks than other types of loans and to the corresponding burdens and costs of compliance with environmental laws and regulations. Because of these risks related to commercial mortgage loans, Capital Crossing Preferred may experience higher rates of default on its mortgage loans than it would if its loan portfolio was more diversified and included a greater number of owner-occupied residential or other mortgage loans. Higher rates of default will cause Capital Crossing Preferred’s level of impaired loans to increase, which may have a material adverse affect on its results of operation.

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
Capital Crossing Preferred could be held responsible for environmental liabilities of properties it acquires through foreclosure
     If Capital Crossing Preferred chooses to foreclose on a defaulted mortgage loan to recover its investment it may be subject to environmental liabilities related to the underlying real property. Approximately 65.6% of the total loans, net of discounts, in Capital Crossing Preferred’s portfolio at March 31, 2006 were commercial mortgage loans, which generally are subject to relatively greater environmental risks than other types of loans. Hazardous substances or wastes, contaminants, pollutants or sources thereof may be discovered on properties during Capital Crossing Preferred’s ownership or after a sale to a third party. The amount of environmental liability could exceed the value of the real property. There can be no assurance that Capital Crossing Preferred would not be fully liable for the entire cost of any removal and clean-up on an acquired property, that the cost of removal and clean-up would not exceed the value of the property or that Capital Crossing Preferred could recoup any of the costs from any third party. In addition, Capital Crossing Preferred may find it difficult or impossible to sell the property prior to or following any such remediation. The incurrence of any significant environmental liabilities with respect to a property securing a mortgage loan could have a material adverse effect on Capital Crossing Preferred’s financial condition.
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
     The terms of Capital Crossing Preferred’s guarantee of obligations of Capital Crossing. Capital Crossing Preferred has guaranteed all of the obligations of Capital Crossing under advances Capital Crossing may receive from time to time from the FHLBB, and has agreed to pledge a significant amount of its assets in connection with those advances. The assets Capital Crossing Preferred pledges to the FHLBB will vary from time to time; however, the potential exists for Capital Crossing Preferred to pledge all of its assets to the FHLBB to secure advances to Capital Crossing. In addition, Capital Crossing has pledged to the FHLBB all of the shares of Capital Crossing Preferred’s capital stock it owns as collateral for its FHLBB borrowings. Under the terms of the pledge, if Capital Crossing becomes undercapitalized the FHLBB may require Capital Crossing to dissolve Capital Crossing Preferred such that the assets of Capital Crossing Preferred are liquidated. In this circumstance the holders of Series A, Series C and Series D preferred shares would receive their liquidation preference only to the extent there are available proceeds from the liquidation of the assets of Capital Crossing Preferred following satisfaction of its outstanding obligations, including its guarantee of Capital Crossing’s FHLBB borrowings. At March 31,

2006, approximately $27.9 million, or 13.6%, of Capital Crossing Preferred assets have been pledged to and accepted by the FHLBB to secure advances to Capital Crossing. As of March 31, 2006, Capital Crossing had $192.0 million in outstanding FHLBB borrowings. The guarantee and pledge were approved by Capital Crossing Preferred’s independent directors, subject to certain requirements and limitations, including the requirement that Capital Crossing pay Capital Crossing Preferred an annual guarantee fee of $80,000. Any default by Capital Crossing on its obligations which would require Capital Crossing Preferred to satisfy its guarantee could adversely affect Capital Crossing Preferred’s business and its ability to make timely payments of dividends.
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
CAPITAL CROSSING PREFERRED CORPORATION

Date: May 10, 2006	By:	/s/ Richard Wayne

Richard Wayne
President (Principal Executive Officer)

Date: May 10, 2006	By:	/s/ Edward F. Mehm

Edward F. Mehm
Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Item	Page Number
31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the President.	24

31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Treasurer.	25

32	Certification pursuant to 18 U.S.C. Section 1350 of the President and Treasurer.	26