Form 10-Q
period 2006-06-30
CAPITAL CROSSING PREFERRED CORP
filed 2006-08-11
CIK 1072806

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of August 10, 2006: 100.
No common stock was held by non-affiliates of the issuer.

Capital Crossing Preferred Corporation

PART I
Item 1. Financial Statements
Capital Crossing Preferred Corporation
Balance Sheets
(unaudited)

	June 30,	December 31,
	2006	2005
	(in thousands)
ASSETS

Cash account with Capital Crossing Bank	$201	$102
Interest bearing deposits with Capital Crossing Bank	99,311	88,304

Total cash and cash equivalents	99,512	88,406

Certificate of deposit	200	296
Loans, net of discounts and net deferred loan income	107,510	116,061
Less allowance for loan losses	(1,894)	(1,981)

Loans, net	105,616	114,080

Accrued interest receivable	500	544
Other assets	28	—

	$205,856	$203,326

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses and other liabilities	$1,213	$1,230

Total liabilities	1,213	1,230

Stockholders’ equity:
Preferred stock, Series A, 9.75% non-cumulative, exchangeable; $.01 par value; $10 liquidation value per share; 1,449,000 shares authorized, 1,416,130 shares issued and outstanding	14	14
Preferred stock, Series B, 8% cumulative, non-convertible; $.01 par value; $1,000 liquidation value per share plus accrued dividends; 1,000 shares authorized, 937 shares issued and outstanding	—	—
Preferred stock, Series C, 10.25% non-cumulative, exchangeable; $.01 par value; $10 liquidation value per share; 1,840,000 shares authorized, issued and outstanding	18	18
Preferred stock, Series D, 8.50% non-cumulative, exchangeable; $.01 par value; $25 liquidation value per share; 1,725,000 shares authorized, 1,500,000 shares issued and outstanding	15	15
Common stock, $.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	202,049	202,049
Retained earnings	2,547	—

Total stockholders’ equity	204,643	202,096

	$205,856	$203,326

See accompanying notes to unaudited interim financial statements.

Capital Crossing Preferred Corporation
Statements of Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands)
Interest income:
Interest and fees on loans	$2,333	$2,622	$4,665	$5,107
Interest on interest-bearing deposits	264	252	510	517

Total interest income	2,597	2,874	5,175	5,624
Credit for loan losses	54	215	67	343

Total interest income, after credit for loan losses	2,651	3,089	5,242	5,967

Other income:
Gain on sale of loans	286	—	768	—
Guarantee fee income	20	20	40	40

Total other income	306	20	808	40

Operating expenses:
Loan servicing and advisory services	76	91	156	171
Other general and administrative	46	59	82	119

Total operating expenses	122	150	238	290

Net income	2,835	2,959	5,812	5,717

Preferred stock dividends	1,633	1,633	3,265	3,265

Net income available to common stockholder	$1,202	$1,326	$2,547	$2,452

See accompanying notes to unaudited interim financial statements.

Capital Crossing Preferred Corporation
Statements of Changes in Stockholders’ Equity
(unaudited)

	Six Months Ended June 30, 2006
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
	(dollars in thousands)
Balance at December 31, 2005	1,416,130	$14	937	$—	1,840,000	$18	1,500,000	$15	100	$—	$202,049	$—	$202,096
Net income	—	—	—	—	—	—	—	—	—	—	—	5,812	5,812
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	—	—	(690)	(690)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	—	—	(38)	(38)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	—	—	(943)	(943)
Dividends on preferred stock, Series D	—	—	—	—	—	—	—	—	—	—	—	(1,594)	(1,594)

Balance at June 30, 2006	1,416,130	$14	937	$—	1,840,000	$18	1,500,000	$15	100	$—	$202,049	$2,547	$204,643

	Six Months Ended June 30, 2005
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
	(dollars in thousands)
Balance at December 31, 2004	1,416,130	$14	940	$—	1,840,000	$18	1,500,000	$15	100	$—	$216,122	$—	$216,169
Net income	—	—	—	—	—	—	—	—	—	—	—	5,717	5,717
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	—	—	(690)	(690)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	—	—	(38)	(38)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	—	—	(943)	(943)
Dividends on preferred stock, Series D	—	—	—	—	—	—	—	—	—	—	—	(1,594)	(1,594)
Repurchase of preferred stock, Series B	—	—	(2)	—	—	—	—	—	—	—	(2)	—	(2)

Balance at June 30, 2005	1,416,130	$14	938	$—	1,840,000	$18	1,500,000	$15	100	$—	$216,120	$2,452	$218,619

See accompanying notes to the unaudited interim financial statements.

Capital Crossing Preferred Corporation
Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Cash flows provided by operating activities:
Net income	$5,812	$5,717
Adjustments to reconcile net income to net cash provided by operating activities:
Credit for loan losses	(67)	(343)
Gain on sale of loans	(768)	—
Other, net	(1)	(423)

Net cash provided by operating activities	4,976	4,951

Cash flows provided by (used in) investing activities:
Loan repayments	7,681	8,027
Purchases of loans from Capital Crossing Bank	—	(15,343)
Proceeds from loan sales	1,618	—
Net decrease in certificate of deposit	96	4

Net cash provided by (used in) investing activities	9,395	(7,312)

Cash flows used in financing activities:
Repurchase of preferred stock, Series B	—	(2)
Payment of preferred stock dividends	(3,265)	(3,265)

Net cash used in financing activities	(3,265)	(3,267)

Net change in cash and cash equivalents	11,106	(5,628)
Cash and cash equivalents at beginning of period	88,406	95,407

Cash and cash equivalents at end of period	$99,512	$89,779

See accompanying notes to unaudited interim financial statements.

Capital Crossing Preferred Corporation
Notes to Unaudited Financial Statements
Three and Six Month Periods Ended June 30, 2006 and 2005
Note 1. Basis of Presentation
          Capital Crossing Preferred Corporation (‘‘Capital Crossing Preferred’’) is a Massachusetts corporation organized on March 20, 1998, to acquire and hold real estate assets. Capital Crossing Bank (‘‘Capital Crossing’’), a federally insured Massachusetts trust company, owns all of Capital Crossing Preferred’s common stock. Capital Crossing is in compliance with its regulatory capital requirements at June 30, 2006.
          The financial information as of June 30, 2006 and the results of operations for the three and six months ended June 30, 2006 and 2005 and changes in stockholders’ equity and cash flows for the six months ended June 30, 2006 and 2005 are unaudited; however, in the opinion of management, the financial information reflects all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America. Interim results are not necessarily indicative of results to be expected for the entire year. These interim financial statements are intended to be read in conjunction with the financial statements presented in Capital Crossing Preferred’s Annual Report on Form 10-K as of and for the year ended December 31, 2005.
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
Note 2. Commitments and Contingencies
Guarantees
          Capital Crossing Preferred has guaranteed all of the obligations of Capital Crossing under advances Capital Crossing may receive from time to time from the Federal Home Loan Bank of Boston (“FHLBB”), and Capital Crossing Preferred has agreed to pledge a significant amount of its assets in connection with those advances. This guarantee would rank senior to the outstanding preferred shares upon liquidation. Capital Crossing Preferred’s obligations under this agreement are limited by applicable laws pertaining to fraudulent conveyance and fraudulent transfer. The assets pledged to the FHLBB will vary from time to time, however the potential exists for Capital Crossing Preferred to pledge all of its assets to the FHLBB to secure advances to Capital Crossing. In addition, Capital Crossing has pledged to the FHLBB all of the shares of Capital Crossing Preferred’s capital stock it owns as collateral for its FHLBB borrowings. Under the terms of the pledge, if Capital Crossing becomes undercapitalized, the FHLBB may require Capital Crossing to dissolve Capital Crossing Preferred such that the assets of Capital Crossing Preferred are distributed to Capital Crossing. In such circumstance, holders of the Series A, Series C and Series D preferred stock would receive their liquidation preference only to the extent there are available proceeds from the liquidation of the assets of Capital Crossing Preferred following satisfaction of its outstanding obligations, including its guarantee of Capital Crossing’s FHLBB borrowings. At June 30, 2006, approximately $31.1 million, or 15.1%, of Capital Crossing Preferred’s assets had been pledged to and accepted by the FHLBB to secure advances to Capital Crossing. As of June 30, 2006, Capital Crossing had $151.1 million in outstanding FHLBB borrowings.
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
Executive Level Overview
          Net income available to the sole common stockholder decreased $124,000, or 9.4%, to $1.2 million for the three months ended June 30, 2006 compared to $1.3 million for the same period in 2005. The decrease is primarily the result of decreases in interest and fees on loans and credit for loan losses, partially offset by a gain on sales of loans. The decrease in interest and fees on loans is primarily due to a smaller loan portfolio. Net income available to the sole common stockholder increased $95,000, or 3.9%, totaling $2.5 million for both the six months ended June 30, 2006 and 2005. The increase is primarily the result of a gain on sales of loans, partially offset by decreases in interest income and credit for loan losses.
          All of the mortgage assets in Capital Crossing Preferred’s loan portfolio at June 30, 2006 were acquired from Capital Crossing and it is anticipated that substantially all additional mortgage assets will be acquired from Capital Crossing. As of June 30, 2006, Capital Crossing Preferred held loans acquired from Capital Crossing with net investment balances of $107.5 million.
          Commercial mortgage loans constituted approximately 65.7% of the net loans in Capital Crossing Preferred’s loan portfolio at June 30, 2006 and commercial mortgage loans are generally subject to greater risks than other types of loans. Capital Crossing Preferred’s commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, tend to have shorter maturities than other mortgage loans and may not be fully amortizing. For these reasons, Capital Crossing Preferred may experience higher rates of default on its mortgage loans than it would if its loan portfolio was more diversified and included a greater number of owner-occupied residential or other mortgage loans.
          Properties underlying Capital Crossing Preferred’s current mortgage assets are also concentrated primarily in California and New England. As of June 30, 2006, approximately 54.0% of the balances of its mortgage loans were secured by properties located in California and 11.9% in New England. In the instance where either region experiences adverse economic, political or business developments or natural hazards, Capital Crossing Preferred would likely experience higher rates of loss and delinquency on its mortgage loans.
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
          Decisions regarding the utilization of Capital Crossing Preferred’s cash are based, in large part, on its future commitments to pay preferred stock dividends. During the second quarter of 2006, the loan portfolio was large enough to generate income resulting in net income, which were 1.74 times fixed charges and preferred stock dividends. Future decisions regarding mortgage asset acquisitions and returns of capital will be based on the level of preferred stock dividends at the time and the required level of income necessary to generate adequate dividend coverage.
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
          Gains and losses on sales of loans are determined using the specific identification method. The excess (deficiency) of any cash received as compared to the net investment is recorded as gain (loss) on sales of loans. There were no loans held for sale at June 30, 2006.
Results of Operations for the Three Months Ended June 30, 2006 and 2005
Interest Income
          The yields on Capital Crossing Preferred’s earning assets are summarized as follows:

	Three Months Ended June 30,
	2006			2005
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield
	(dollars in thousands)
Loans, net (1)	$109,479	$2,333	8.55%	$127,652	$2,622	8.24%
Interest-bearing deposits	95,775	264	1.11	91,469	252	1.11

Total interest-earning assets	$205,254	$2,597	5.07%	$219,121	$2,874	5.26%

(1)	Non-performing loans are excluded from average balance calculations.
          The decline in interest income for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 is primarily due to the decline in interest income on loans due to a decline in the average balance, partially offset by an increase in the yield on loans.
          Average loans, net for the three months ended June 30, 2006 totaled $109.5 million compared to $127.7 million for the same period in 2005. This decrease is primarily attributable to pay-offs, sales and amortization of loans. No loans were acquired in the three months ended June 30, 2006 compared to $15.3 million of loans purchased from Capital Crossing Bank during the three months ended June 30, 2005. For the three months ended June 30, 2006, the yield on the loan portfolio increased to 8.55% compared to 8.24% for the same period in 2005. For the three months ended June 30, 2006, interest and fee income recognized on loan payoffs decreased $1,000, or 0.76%, to $131,000 from $132,000 for the three months ended June 30, 2005. The level of interest and fee income recognized on loan payoffs varies for numerous reasons, as further discussed below. The yield from regularly scheduled interest and accretion income increased to 8.07% for the three months ended June 30, 2006 from 7.82% for the same period in 2005 primarily as a result of increases in market interest rates.
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

	Three Months Ended June 30,
	2006		2005
	Interest		Interest
	Income	Yield	Income	Yield
	(dollars in thousands)
Regularly scheduled interest and accretion income	$2,202	8.07%	$2,490	7.82%
Interest and fee income recognized on loan pay-offs:
Nonaccretable discount	—	—	35	0.11
Accretable discount	131	0.48	97	0.31

	131	0.48	132	0.42

	$2,333	8.55%	$2,622	8.24%

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
          The average balance of interest-bearing deposits increased $4.3 million or 4.7% to $95.8 million for the three months ended June 30, 2006, compared to $91.5 million for the same period in 2005. The changes in the average balances of interest-bearing deposits are the result of cash flows from loan repayments and proceeds from loan sold, offset by periodic dividend payments, returns of capital and funds used to purchase additional mortgage assets.
Credit for loan losses
          Capital Crossing Preferred recorded credits for loan losses of $54,000 and $215,000 for the three months ended June 30, 2006 and 2005, respectively, to reverse unused general reserves related to loans that have been paid off. The credit for loan losses is based on the volume and types of loan payoffs. As loans pay off, a credit for loan losses is recorded to reduce allowance allocations related to the loans that have paid-off for which a related allowance remains unused. The allowance for loan losses is based on the size of the portfolio and its historical performance. The determination of this allowance requires management’s use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. Should the loan portfolio continue to decline without utilization of the allowance for loan losses, future credits for loan losses may be necessary.
Other Income
          During the three months ended June 30, 2006, one loan with a carrying value of $570,000 was sold to an unaffiliated third party resulting in a gain of $286,000. There were no loan sales during the three months ended June 30, 2005.
Operating expenses
          Loan servicing and advisory services expenses for the three months ended June 30, 2006 decreased $15,000, or 16.5%, to $76,000 compared to $91,000 for the three months ended June 30, 2005. This decrease was due to the decrease in the average balance of the loan portfolio.
          Other general and administrative expenses decreased $13,000, or 22.0%, to $46,000 for the three months ended June 30, 2006 compared to $59,000 for the three months ended June 30, 2005. This decrease is primarily attributable to a decrease in legal fees related to loan collection matters.

Results of Operations for the Six Months Ended June 30, 2006 and 2005
Interest Income
          The yields on Capital Crossing Preferred’s earning assets are summarized as follows:

	Six Months Ended June 30,
	2006			2005
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield
	(dollars in thousands)
Loans, net (1)	$111,708	$4,665	8.42%	$124,023	$5,107	8.30%
Interest-bearing deposits	93,086	510	1.10	94,644	517	1.10

Total interest-earning assets	$204,794	$5,175	5.10%	$218,667	$5,624	5.19%

(1)	Non-performing loans are excluded from average balance calculations.
          The decline in interest income for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 is primarily due to the decline in interest income on loans.
          Average loans, net for the six months ended June 30, 2006 totaled $111.7 million compared to $124.0 million for the same period in 2005. This decrease is primarily attributable to pay-offs, sales and amortization of loans. No loans were acquired in the six months ended June 30, 2006 compared to $15.3 million in loans purchased from Capital Crossing Bank during the six months ended June 30, 2005. For the six months ended June 30, 2006, the yield on the loan portfolio increased to 8.42% compared to 8.30% for the same period in 2005. For the six months ended June 30, 2006, interest and fee income recognized on loan payoffs decreased $94,000, or 34.6%, to $178,000 from $272,000 for the six months ended June 30, 2005. The level of interest and fee income recognized on loan payoffs varies for numerous reasons, as further discussed below. The yield from regularly scheduled interest and accretion income increased to 8.10% for the six months ended June 30, 2006 from 7.86% for the same period in 2005 primarily as a result of increases in market interest rates.
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

	Six Months Ended June 30,
	2006		2005
	Interest		Interest
	Income	Yield	Income	Yield
	(dollars in thousands)
Regularly scheduled interest and accretion income	$4,487	8.10%	$4,835	7.86%
Interest and fee income recognized on loan pay-offs:
Nonaccretable discount	14	0.03	35	0.06
Accretable discount	152	0.27	201	0.32
Other interest and fee income	12	0.02	36	0.06

	178	0.32	272	0.44

	$4,665	8.42%	$5,107	8.30%

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
          The average balance of interest-bearing deposits decreased $1.6 million or 1.6% to $93.1 million for the six months ended June 30, 2006, compared to $94.6 million for the 2005 period. The changes in the average balances of interest-bearing deposits are the result of periodic dividend payments and returns of capital, offset by proceeds from loans sold and cash flows from loan repayments. Also contributing to the decrease is a net decrease in certificate of deposit.
Credit for loan losses
          Capital Crossing Preferred recorded credits for loan losses of $67,000 and $343,000 for the six months ended June 30, 2006 and 2005, respectively, to reverse unused general reserves related to loans that have paid off. The credit for loan losses is based on the volume and types of loan payoffs. As loans pay off, a credit for loan losses is recorded to reduce allowance allocations related to the loans that have paid-off for which a related allowance remains unused. The allowance for loan losses is based on the size of the portfolio and its historical performance. The determination of this allowance requires management’s use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. Should the loan portfolio continue to decline without utilization of the allowance for loan losses, future credits for loan losses may be necessary.
Other income
          During the six months ended June 30, 2006, there were two loan sales to unaffiliated third parties comprised of four loans, with a total carrying value of $863,000 resulting in a gain of $768,000. There were no loan sales during the six months ended June 30, 2005.
Operating expenses
          Loan servicing and advisory services expenses for the six months ended June 30, 2006 decreased $15,000, or 8.8%, to $156,000 compared to $171,000 for the six months ended June 30, 2005. This decrease was primarily due to the decrease in the average balance of the loan portfolio.
          Other general and administrative expenses decreased $37,000, or 31.1%, to $82,000 for the six months ended June 30, 2006 compared to $119,000 for the six months ended June 30, 2005. This decrease is primarily attributable to a decrease in legal fees related to loan collection matters and decreased accounting fees.
Changes in Financial Condition
Interest-bearing Deposits with Capital Crossing Bank
          Interest-bearing deposits with Capital Crossing Bank consist entirely of money market accounts. The balance of interest-bearing deposits increased $11.0 million to $99.3 million at June 30, 2006 compared to $88.3 million at December 31, 2005. The increase in the balance of interest-bearing deposits is the result of proceeds from loans sold and cash flows from loan repayments, offset by periodic dividend payments and returns of capital.
Loan Portfolio
          To date, all of Capital Crossing Preferred’s loans have been acquired from Capital Crossing. The following table sets forth information regarding the composition of the loan portfolio at the dates indicated:

	June 30,	December 31,
	2006	2005
	(in thousands)
Mortgage loans on real estate:
Commercial real estate	$70,611	$76,398
Multi-family residential	35,920	38,392
One-to-four family residential	1,008	1,305

Total	107,539	116,095
Other	14	21

Total loans, net of discounts	107,553	116,116

Less:
Allowance for loan losses	(1,894)	(1,981)
Net deferred loan fees	(43)	(55)

Loans, net	$105,616	$114,080

          Capital Crossing Preferred acquires primarily performing commercial real estate and multifamily residential mortgage loans. There were no loans acquired during the six months ended June 30, 2006, as the existing portfolio was large enough to generate an adequate dividend ratio.
          Capital Crossing Preferred intends that each loan acquired from Capital Crossing in the future will be a whole loan, and will be originated or acquired by Capital Crossing in the ordinary course of its business. Capital Crossing Preferred also intends that all loans held by it will be serviced pursuant to its master service agreement with Capital Crossing.
          Non-performing loans, net of discount, totaled $1.1 million and $333,000 at June 30, 2006 and December 31, 2005, respectively. Loans generally are placed on non-performing status and the accrual of interest and accretion of discount are generally discontinued when the collectibility of principal and interest is not probable or estimable. Unpaid interest income previously accrued on such loans is reversed against current period interest income. A loan is returned to accrual status when it is brought current in accordance with management’s anticipated cash flows at the time of acquisition.
          Discounts on Acquired Loans. For information relating to Capital Crossing Preferred’s accounting policies related to discounts on acquired loans, see Application of Critical Accounting Policies and Estimates-Discounts on Acquired Loans.
          The following table sets forth certain information relating to the activity in the nonaccretable discount for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(in thousands)
Balance at beginning of period	$483	$819	$754	$883
Accretion (1)	(14)	(43)	(34)	(54)
Transfers to accretable portion upon improvements in cash flows	—	—	—	(53)
Net reductions related to loans sold	—	—	(251)	—
Increase related to loan restructures	126	—	126	—

Balance at end of period	$595	$776	$595	$776

(1)	Accretion of nonaccretable discount is recognized using the cost recovery method.
          Allowance for Loan Losses. Capital Crossing Preferred’s allowance for loan losses at June 30, 2006 was $1.9 million. The determination of this allowance requires the use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. In addition, regulatory agencies periodically review the adequacy of the allowance for loan losses and may require Capital Crossing Preferred to make additions to its allowance for loan losses. While management believes its estimates and assumptions are reasonable, there can be no assurance that they will be proven to be correct in the future. The actual amount of future provisions that may be required cannot be determined, and such provisions may exceed the amounts of past provisions. Management believes that the allowance for loan losses is adequate to absorb the known and inherent risks in Capital Crossing Preferred’s loan portfolio at each date based on the facts known to management as of such date. Management continues to monitor and modify the allowances for general and specific loan losses as economic conditions dictate.
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
          No loans acquired since the adoption of SOP No. 03-3 were within the scope of the SOP.
          The following table sets forth certain information relating to the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(in thousands)
Balance at beginning of period	$1,963	$2,369	$1,981	$2,497
Credit for loan losses	(54)	(215)	(67)	(343)
Net reduction relating to loans sold	(15)	—	(20)	—

Balance at end of period	$1,894	$2,154	$1,894	$2,154

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
          At June 30, 2006, 54.0% and 11.9% of Capital Crossing Preferred’s net loan portfolio consisted of loans in California and New England, respectively. At December 31, 2005, 52.8% and 13.1% of Capital Crossing Preferred’s net real estate loan portfolio consisted of loans located in California and New England, respectively. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political or business developments or natural hazards in California or New England that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages.
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
          The following table sets forth Capital Crossing Preferred’s interest-rate-sensitive assets categorized by repricing dates and weighted average yields at June 30, 2006. For fixed rate instruments, the repricing date is the maturity date. For adjustable-rate instruments, the repricing date is deemed to be the earliest possible interest rate adjustment date. Assets that are subject to immediate repricing are placed in the overnight column.

		Within	Over One	Over Two	Over Three	Over Four	Over
		One	to Two	to Three	to Four	to Five	Five
	Overnight	Year	Years	Years	Years	Years	Years	Total
				(dollars in thousands)
Interest-bearing deposits in banks	$99,311	$—	$—	$—	$—	$—	$—	$99,311
	1.10%
Certificates of deposit	—	200	—	—	—	—	—	200
		3.09%
Fixed-rate loans (1)	—	13,258	12,198	9,236	8,063	7,175	15,189	65,119
		8.41%	8.14%	8.04%	8.21%	7.88%	6.97%
Adjustable-rate loans (1)	6,947	28,077	1,842	1,728	1,469	552	636	41,251
	10.19%	8.06%	8.77%	6.81%	6.48%	6.85%	7.94%

Total rate-sensitive assets	$106,258	$41,535	$14,040	$10,964	$9,532	$7,727	$15,825	$205,881

(1)	Loans are presented at net amounts before deducting the allowance for loan losses and exclude non-performing loans.
          Based on Capital Crossing Preferred’s experience, management applies the assumption that, on average, approximately 5% of the outstanding fixed and adjustable rate loans will prepay annually.
          At June 30, 2006, the fair value of net loans was $102.2 million as compared to the net carrying value of net loans of $105.6 million. The fair value of interest-bearing deposits in banks approximates carrying value.
Item 4. Controls and Procedures
          Capital Crossing Preferred’s management, with the participation of its President and Treasurer, evaluated the effectiveness of Capital Crossing Preferred’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2006. Based on this evaluation, Capital Crossing Preferred’s President and Treasurer concluded that, as of June 30, 2006, Capital Crossing Preferred’s disclosure controls and procedures were (1) designed to ensure that material information relating to Capital Crossing Preferred is made known to the President and Treasurer by others within the entity, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by Capital Crossing Preferred in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
          No change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
      The Series A, Series C and Series D preferred shares rank:
•	junior to borrowings of Capital Crossing Preferred, including claims of the FHLBB for amounts due or which may become due under Capital Crossing Preferred’s guarantee of Capital Crossing’s obligations to the FHLBB, and any other obligations to Capital Crossing Preferred’s creditors upon its liquidation. As of June 30, 2006, Capital Crossing had $151.1 million in outstanding FHLBB borrowings; and

•	senior to Capital Crossing Preferred’s common stock and its Series B preferred stock with regard to payment of dividends and amounts upon liquidation.
          If Capital Crossing Preferred incurs significant indebtedness, it may not have sufficient funds to make dividend or liquidation payments on the Series A, Series C or Series D preferred shares. Upon Capital Crossing Preferred’s liquidation, its obligations to its creditors would rank senior to the Series A, Series C and Series D preferred shares. At June 30, 2006, Capital Crossing Preferred had approximately $126,000 in accounts payable and other liabilities which, upon its liquidation, would be required to be paid before any payments could be made to holders of the Series A, Series C or Series D preferred shares. In addition, upon Capital Crossing Preferred’s liquidation, dissolution or winding up, if it does not have sufficient funds to pay the full liquidation amount, to the holders of the Series A, Series C and Series D preferred shares, will share ratably in any distribution in proportion to the full liquidation amount which they otherwise would be entitled and such holders may receive less than the per share liquidation amount.
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
          Payment of dividends on the Series A, Series C and Series D preferred shares could also be subject to regulatory limitations if Capital Crossing becomes undercapitalized. Capital Crossing will be deemed undercapitalized if its total risk-based capital ratio is less than 8.0%, its Tier 1 risk-based capital ratio is less than 4.0% or its Tier 1 leverage ratio is less than 4.0%. At June 30, 2006, Capital Crossing had a total risk-based capital ratio of 17.69%, a Tier 1 risk-based capital ratio of 11.86% and a Tier 1 leverage ratio of 10.03%, which is sufficient for Capital Crossing to be considered well-capitalized. If Capital Crossing becomes undercapitalized or the FDIC anticipates that it will become undercapitalized, the FDIC may direct the automatic exchange of the preferred shares of Capital Crossing Preferred for preferred shares of Capital Crossing. As part of its common stock repurchase program, Capital Crossing has also agreed with the FDIC to maintain, for so long as the repurchase program continues, its Tier 1 leverage ratio at least 7.00% as well as remaining well capitalized. Capital Crossing Preferred makes no assurance that Capital Crossing will be well-capitalized under applicable regulations as of any future date, which is required in order to continue to repurchase common stock, but which is not a condition to the payment of dividends on the preferred shares. For purposes of calculating these capital ratios as a percentage of Capital Crossing’s risk-weighted assets, as opposed to its total assets, Capital Crossing’s assets are assigned to risk categories based on the relative credit risk of the asset in question. These risk weights consist of 0% for assets deemed least risky such as cash, claims backed by the full faith and credit of the U.S. government, and balances due from Federal Reserve banks; 20% for assets deemed slightly more risky such as portions of obligations conditionally guaranteed by the U.S. government or federal funds sold; 50% for assets deemed still more risky such as government issued-revenue bonds, one-to-four family residential first mortgage loans and well-collateralized multi-family residential first mortgage loans; and 100% for all other assets, including private sector loans such as commercial mortgage loans as well as bank-owned real estate.
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
Capital Crossing Preferred’s loans are concentrated in California and New England and adverse conditions in those markets could adversely affect its operations
          Properties underlying Capital Crossing Preferred’s current mortgage assets are concentrated primarily in California, particularly Southern California, and New England. As of June 30, 2006, approximately 54.0% of the net balances of its mortgage loans were secured by properties located in California and 11.9% in New England. Adverse economic, political or business developments or natural hazards may affect these areas and the ability of property owners in these areas to make payments of principal and interest on the underlying mortgages. If either region experienced adverse economic, political or business conditions, or natural hazards, Capital Crossing Preferred would likely experience higher rates of loss and delinquency on its mortgage loans than if its loans were more geographically diverse.
A substantial majority of Capital Crossing Preferred’s loans were originated by other parties
          At June 30, 2006, substantially all of Capital Crossing Preferred’s net loans consisted of loans originated by third parties that were purchased by Capital Crossing and subsequently acquired by Capital Crossing Preferred from Capital Crossing. When Capital Crossing purchases loans originated by third parties, it generally cannot conduct the same level of due diligence that it would have conducted had it originated the loans. In addition, loans originated by third parties may lack current financial information and may have incomplete legal documentation and outdated appraisals. Although Capital Crossing conducts a comprehensive acquisition review, it also may rely on certain information provided by the parties that originated the loans, whose underwriting standards may be substantially different than Capital Crossing’s. These differences may include less rigorous appraisal requirements and debt service coverage ratios, and less rigorous analysis of property location and environmental factors, building condition and age, tenant quality, compliance with zoning regulations, any use restrictions, easements or rights of ways that may impact the property value and the borrower’s ability to manage the property and service the mortgage. As a result, Capital Crossing may not have information with respect to an acquired loan which, if known at the time of acquisition, would have caused it to reduce its bid price or not bid for the loan at all. This may adversely affect Capital Crossing Preferred’s yield on loans or cause it to increase its provision for loan losses. In addition, Capital Crossing may acquire loans as part of a pool that, given the opportunity to review and underwrite at the outset, it would not have originated. Loans such as these could have a higher risk of becoming non-performing in the future and adversely affect Capital Crossing Preferred’s results of operations.
More than half of Capital Crossing Preferred’s loan portfolio is made up of commercial mortgage loans which are generally riskier than other types of loans
          Commercial mortgage loans constituted approximately 65.7% of the total loans, net of discounts, in Capital Crossing Preferred’s loan portfolio at June 30, 2006. Commercial mortgage loans are generally subject to greater risks than other types of loans. Capital Crossing Preferred’s commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, may have shorter maturities than other mortgage loans and may not be fully amortizing, meaning that they have a principal balance or “balloon” payment due on maturity. The commercial real estate properties underlying Capital Crossing Preferred’s commercial mortgage loans also tend to be unique and are more difficult to value than other real estate properties. They are also subject to relatively greater environmental risks than other types of loans and to the corresponding burdens and costs of compliance with environmental laws and regulations. Because of these risks related to commercial mortgage loans, Capital Crossing Preferred may experience higher rates of default on its mortgage loans than it would if its loan portfolio was more diversified and included a greater number of owner-occupied residential or other mortgage loans. Higher rates of default will cause Capital Crossing Preferred’s level of impaired loans to increase, which may have a material adverse affect on its results of operation.
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

Capital Crossing Preferred could be held responsible for environmental liabilities of properties it acquires through foreclosure
          If Capital Crossing Preferred chooses to foreclose on a defaulted mortgage loan to recover its investment it may be subject to environmental liabilities related to the underlying real property. Approximately 65.7% of the total loans, net of discounts, in Capital Crossing Preferred’s portfolio at June 30, 2006 were commercial mortgage loans, which generally are subject to relatively greater environmental risks than other types of loans. Hazardous substances or wastes, contaminants, pollutants or sources thereof may be discovered on properties during Capital Crossing Preferred’s ownership or after a sale to a third party. The amount of environmental liability could exceed the value of the real property. There can be no assurance that Capital Crossing Preferred would not be fully liable for the entire cost of any removal and clean-up on an acquired property, that the cost of removal and clean-up would not exceed the value of the property or that Capital Crossing Preferred could recoup any of the costs from any third party. In addition, Capital Crossing Preferred may find it difficult or impossible to sell the property prior to or following any such remediation. The incurrence of any significant environmental liabilities with respect to a property securing a mortgage loan could have a material adverse effect on Capital Crossing Preferred’s financial condition.
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
          Future modifications of the advisory agreement or master service agreement. Should Capital Crossing Preferred seek to modify either the advisory agreement or the master service agreement, it would rely upon its officers, all of whom are also officers of Capital Crossing, and/or its directors, three of whom are also officers of Capital Crossing. Thus, Capital Crossing Preferred’s officers and/or directors would be responsible for taking positions with respect to such agreements that, while in Capital Crossing Preferred’s best interests, may not be in the best interests of Capital Crossing. In such instance, Capital Crossing has the ability to block any modification that is not in its best interests. Although the termination, modification or decision not to renew the advisory agreement and/or the master service agreement requires the approval of a majority of Capital Crossing Preferred’s independent directors, Capital Crossing, as holder of all of Capital Crossing Preferred’s outstanding common stock, controls the election of all Capital Crossing Preferred directors, including the independent directors. Capital Crossing Preferred cannot provide assurance that such modifications, if available to it, will be on terms as favorable to it as those that could have been obtained from unaffiliated third parties.
          The terms of Capital Crossing Preferred’s guarantee of obligations of Capital Crossing. Capital Crossing Preferred has guaranteed all of the obligations of Capital Crossing under advances Capital Crossing may receive from time to time from the FHLBB, and has agreed to pledge a significant amount of its assets in connection with those advances. The assets Capital Crossing Preferred pledges to the FHLBB will vary from time to time; however, the potential exists for Capital Crossing Preferred to pledge all of its assets to the FHLBB to secure advances to Capital Crossing. In addition, Capital Crossing has pledged to the FHLBB all of the shares of Capital Crossing Preferred’s capital stock it owns as collateral for its FHLBB borrowings. Under the terms of the pledge, if Capital Crossing becomes undercapitalized the FHLBB may require Capital Crossing to dissolve Capital Crossing Preferred such that the assets of Capital Crossing Preferred are liquidated. In this circumstance the holders of Series A, Series C and Series D preferred shares would receive their liquidation preference only to the extent there are available proceeds from the liquidation of the assets of Capital Crossing Preferred following satisfaction of its outstanding obligations, including its guarantee of Capital Crossing’s FHLBB borrowings. At June 30, 2006, approximately $31.1 million, or 15.1%, of Capital Crossing Preferred assets have been pledged to and accepted by the FHLBB to secure advances to Capital Crossing. As of June 30, 2006, Capital Crossing had $151.1 million in outstanding FHLBB borrowings. The guarantee and pledge were approved by Capital Crossing Preferred’s independent directors, subject to certain requirements and limitations, including the requirement that Capital Crossing pay Capital Crossing Preferred an annual guarantee fee of $80,000. Any default by Capital Crossing on its obligations which would require Capital Crossing Preferred to satisfy its guarantee could adversely affect Capital Crossing Preferred’s business and its ability to make timely payments of dividends.
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

CAPITAL CROSSING PREFERRED CORPORATION
Date: August 10, 2006	By:	/s/ Richard Wayne
Richard Wayne
President (Principal Executive Officer)

Date: August 10, 2006	By:	/s/ Edward F. Mehm
Edward F. Mehm
Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Item	Page Number
31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the President.	26

31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Treasurer.	27

32	Certification pursuant to 18 U.S.C. Section 1350 of the President and Treasurer.	28