Form 10-K
period 2006-12-31
CAPITAL CROSSING PREFERRED CORP
filed 2007-01-30
CIK 1072806

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-25193

CAPITAL CROSSING PREFERRED CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	04-3439366
(State of incorporation)	(IRS Employer Identification No.)

101 Summer Street Boston, Massachusetts	02110 (Zip code)
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

The number of shares outstanding of the registrant’s sole class of common stock was 100 shares, $.01 par value per share, as of January 30, 2007. No common stock was held by non-affiliates of the registrant.

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

Capital Crossing Preferred’s actual results could differ materially from those projected in the forward-looking statements as a result, among other factors, or the factors discussed in “Item 1A Risk Factors” of this Form 10-K.

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

On September 19, 2006, Capital Crossing announced that it had signed a definitive merger agreement whereby Capital Crossing would be acquired by Lehman Brothers Bank, FSB, a subsidiary of Lehman Brothers, a global investment bank. Under the terms of the agreement, Lehman Brothers will pay $30.00 per share in cash in exchange for each outstanding share of Capital Crossing. The acquisition is subject to customary closing conditions and regulatory approvals. These approvals include the approval of the Office of Thrift Supervision (“OTS”), the Federal Deposit Insurance Corporation (“FDIC”), the Massachusetts Commissioner of Banks and the Board of Governors of the Federal Reserve System. The merger is also subject to a determination from the Board of Governors of the Federal Reserve System that the requirements under the Bank Holding Company Act of 1956, as amended, do not apply to Lehman Bank by virtue of its momentary ownership of Capital Crossing as a stand-alone bank prior to its merger into Lehman Bank.

In November 2006, the Board of Governors of the Federal Reserve System determined that the requirements under the Bank Holding Company Act do not apply to Lehman Bank in the case of this transaction. In January 2007, Lehman Bank received the necessary approvals from the OTS and the FDIC. On

January 22, 2007, a public hearing was held before the Massachusetts Board of Bank Incorporation pursuant to notice duly given. On January 23, 2007, Capital Crossing received the requisite shareholder approval to consummate the merger.

Pursuant to the merger agreement, following approval of the transaction by the Massachusetts Commissioner of Banks and the Massachusetts Board of Bank Incorporation, the acquisition is expected to be completed within two business days.

Following consummation of the merger, Capital Crossing Preferred will become a subsidiary of Lehman Bank. Lehman Bank will own all of the outstanding common stock of Capital Crossing Preferred. On January 29, 2007 Capital Crossing Preferred’s Board of Directors voted to redeem the Series A preferred shares and Series C preferred shares, subject to completion of the pending merger with Lehman Bank and regulatory approvals, if necessary. The redemption notice to holders of the Series A and Series C preferred shares will be mailed following the completion of the pending merger with Lehman Bank. The Series B preferred shares and Series D preferred shares will remain outstanding and remain subject to their existing terms and conditions, including their respective call features. Each series of preferred stock is described in greater detail below.

On January 16, 2007, Capital Crossing Preferred’s Board of Directors voted to amend Capital Crossing Preferred’s charter, subject to completion of the merger. The automatic exchange of the Series A, Series C and Series D preferred shares into preferred shares of Capital Crossing will be amended to be exchangeable into preferred shares of Lehman Bank. This amendment requires the vote of Capital Crossing Preferred’s common stockholder, which has been received and is subject to completion of the merger with Lehman Bank.

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

On May 31, 2001, Capital Crossing Preferred closed its public offering of 1,840,000 shares (including 240,000 shares issued upon the exercise of the underwriters’ overallotment option) of its 10.25% Non-cumulative exchangeable preferred stock, Series C. The net proceeds to Capital Crossing Preferred from the sale of Series C preferred shares were $16.9 million. Series C preferred stock is redeemable at the option of Capital Crossing Preferred, with the prior consent of the FDIC.

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

Capital Crossing Preferred’s principal business objective is to acquire and hold mortgage assets that will generate net income for distribution to stockholders. All of the mortgage assets in Capital Crossing Preferred’s loan portfolio at December 31, 2006 were acquired from Capital Crossing and it is anticipated that substantially all additional mortgage assets will be acquired from Capital Crossing. As of December 31, 2006, Capital Crossing Preferred held loans acquired from Capital Crossing with net investment balances of $91.0 million. Capital Crossing Preferred’s loan portfolio at December 31, 2006 consisted primarily of mortgage assets secured by commercial and multi-family properties.

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

Following the completion of the pending merger with Lehman Bank, Capital Crossing, as a division of Lehman Bank, will continue to provide Capital Crossing Preferred servicing and advisory services under the master service agreement and advisory agreement discussed above.

Capital Crossing

Capital Crossing was organized as a Massachusetts-chartered trust company in December 1987, and commenced operations in February 1988. As noted above, on September 19, 2006, Capital Crossing announced that it had signed a definitive merger agreement whereby Capital Crossing would be acquired by Lehman Bank. Following the consummation of the merger, Capital Crossing will become a division of Lehman Bank. Capital Crossing operates as a commercial bank primarily focused on purchasing loans secured by commercial real estate, multi-family and one-to-four family residential real estate, other business assets and originating and purchasing leases that finance the business activities of small companies. Capital Crossing’s deposits are insured by the Bank Insurance Fund of the FDIC to the extent authorized by law. Capital Crossing conducts business from its executive and main office in Boston, Massachusetts, through its website at www.capitalcrossing.com and through Dolphin Capital Corp. (“Dolphin Capital”), its leasing subsidiary in Moberly, Missouri. At December 31, 2006, Capital Crossing had total assets of $1.2 billion, deposits of $853.4 million and stockholders’ equity of $83.8 million. At December 31, 2006, under the regulatory capital ratios developed and monitored by the federal bank regulatory agencies and applicable to banks, Capital Crossing’s capital was sufficient to enable it to be qualified as “well capitalized.”

Capital Crossing currently focuses on purchasing and originating loans and leases through the following principal business lines:

•	Loan Purchasing. Capital Crossing’s loan purchasing business consists of purchasing loans primarily at a discount from their outstanding principal balances. These loans are primarily secured by commercial real estate, multi-family and one-to-four family residential real estate and other business assets and are purchased from sellers in the financial services industry or government agencies.

•	Lease Financing. Capital Crossing’s lease business consists of financing business equipment to small businesses through its subsidiary, Dolphin Capital. The leased equipment consists principally of water purification systems and office and technology equipment such as copiers and computers. Dolphin Capital also purchases pools of leases from sellers in the financial services industry. The leased equipment in such pools includes dental equipment, laundry equipment, vehicles, restaurant equipment and various other types of business or industrial equipment.

Capital Crossing primarily utilizes a funding strategy of wholesale sources such as brokered certificates of deposit and borrowed funds.

As a majority-owned subsidiary of Capital Crossing, the assets and liabilities and results of operations of Capital Crossing Preferred are consolidated with those of Capital Crossing for Capital Crossing’s financial reporting and regulatory capital purposes. As such, loans acquired by Capital Crossing Preferred from Capital Crossing will nevertheless be treated as assets of Capital Crossing for purposes of compliance by Capital Crossing with the FDIC’s regulatory capital requirements and in Capital Crossing’s consolidated financial statements. Interest income on those loans will be treated as interest income of Capital Crossing in Capital Crossing’s consolidated financial statements. Following consummation of the merger between Capital Crossing and Lehman Bank, Capital Crossing Preferred will become a subsidiary of Lehman Bank and the assets and liabilities and results of operations of Capital Crossing Preferred will be consolidated with those of Lehman Bank for Lehman Bank’s financial reporting and regulatory capital purposes.

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

Following the consummation of the pending merger with Lehman Bank, Capital Crossing, as a division of Lehman Bank, will continue to assign certain loans to Capital Crossing Preferred from time to time pursuant to the master mortgage loan purchase agreement discussed above.

Management Policies and Programs

In administering Capital Crossing Preferred’s mortgage assets, Capital Crossing has a high degree of autonomy and will retain the same high degree of autonomy following consummation of the pending merger with Lehman Bank. Capital Crossing Preferred’s Board of Directors, however, has adopted certain policies to guide the acquisition and disposition of assets, use of capital and leverage, credit risk management and certain other activities. These policies, which are discussed below, may be amended or revised from time to time at the discretion of Capital Crossing Preferred’s Board of Directors without a vote of Capital Crossing Preferred’s stockholders, including Series A, Series C and Series D preferred shares, or without a vote of Capital Crossing Preferred’s only common stockholder, Capital Crossing.

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

Capital Crossing Preferred has guaranteed all of the obligations of Capital Crossing under the advances Capital Crossing may receive from time to time from the Federal Home Loan Bank of Boston (“FHLBB”), and has agreed to pledge a significant amount of its assets in connection with these advances. The assets Capital Crossing Preferred pledges to the FHLBB will vary from time to time, however the potential exists for it to pledge all of its assets to the FHLBB to secure advances to Capital Crossing. At December 31, 2006, approximately $25.4 million, or 14.6%, of its assets have been pledged to and accepted by the FHLBB to secure FHLBB advances to Capital Crossing. The FHLBB advances are used by Capital Crossing primarily for the purchase of mortgage assets and to assist in managing Capital Crossing’s interest rate risk exposure. The assets purchased using FHLBB advances generally are available for contribution to or purchase by Capital Crossing Preferred, based upon the asset quality of the assets, and whether the assets were qualified to be held by REITs. The guarantee and pledge were approved by Capital Crossing Preferred’s independent directors, subject to certain requirements and limitations, including the requirement that Capital Crossing pay Capital

Crossing Preferred an annual guarantee fee of $80,000. Capital Crossing Preferred’s guarantee obligations under this arrangement are limited by applicable laws pertaining to fraudulent conveyance and fraudulent transfer. At December 31, 2006, Capital Crossing had borrowing capacity, subject to available qualified collateral at the FHLBB, of $300.0 million, of which $169.3 million was outstanding. Further increases in borrowings are dependent upon the qualification of additional assets as collateral and other factors as may be determined by the FHLBB.

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

Servicing

The loans in Capital Crossing Preferred’s portfolio are serviced by Capital Crossing pursuant to the terms of the master service agreement. Capital Crossing in its role as servicer under the terms of the master service agreement receives an annual servicing fee equal to 0.20%, payable monthly, on the gross average outstanding principal balances of loans serviced for the immediately preceding month. For the years ended December 31, 2006, 2005 and 2004, Capital Crossing Preferred incurred $239,000, $273,000 and $302,000, respectively, in servicing fees to Capital Crossing.

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

Following the completion of the pending merger with Lehman Bank, Capital Crossing, as a division of Lehman Bank, will continue to provide Capital Crossing Preferred servicing under the master service agreement discussed above.

Advisory Services

Capital Crossing Preferred has entered into an advisory agreement with Capital Crossing to administer the day-to-day operations of Capital Crossing Preferred. Capital Crossing is paid an annual advisory fee equal to 0.05%, payable monthly, of the gross average outstanding principal balances of Capital Crossing Preferred’s loans for the immediately preceding month, plus reimbursement for certain expenses incurred by Capital Crossing as advisor. For the years ended December 31, 2006, 2005 and 2004, Capital Crossing Preferred incurred $60,000, $70,000, and $75,000, respectively, in advisory fees payable to Capital Crossing. As advisor, Capital Crossing is responsible for:

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

Following the completion of the pending merger with Lehman Bank, Capital Crossing, as a division of Lehman Bank, will continue to provide Capital Crossing Preferred advisory services under the advisory agreement discussed above.

Description of Loan Portfolio

To date, all of Capital Crossing Preferred’s loans have been acquired or were contributed from Capital Crossing. Capital Crossing Preferred’s loan portfolio may or may not have the characteristics described below at future dates.

The following table sets forth information regarding the composition of the loan portfolio at the dates indicated:

	December 31,
	2006	2005	2004	2003	2002
	(In Thousands)

Mortgage loans on real estate:
Commercial real estate	$57,607	$76,398	$87,247	$111,639	$172,311
Multi-family residential	32,412	38,392	35,866	45,101	70,714
Land	—	—	—	191	255
One-to-four family residential	924	1,305	858	1,489	2,151

Total	90,943	116,095	123,971	158,420	245,431
Other loans	14	21	23	24	—

Total loans, net of discounts	90,957	116,116	123,994	158,444	245,431
Less:
Allowance for loan losses	(1,519)	(1,981)	(2,497)	(3,281)	(7,354)
Net deferred loan fees	(47)	(55)	(62)	(92)	(112)

Loans, net	$89,391	$114,080	$121,435	$155,071	$237,965

The following table sets forth certain information regarding the geographic location of properties securing the mortgage loans in the loan portfolio at December 31, 2006:

			Percentage of
	Number of	Net	Total Net
Location	Loans	Investment	Investment
		(In Thousands)

California	151	$49,339	54.25%
Massachusetts	18	5,878	6.46
Nevada	5	4,218	4.64
Florida	11	4,096	4.50
Pennsylvania	3	3,948	4.34
Connecticut	25	2,883	3.17
Missouri	7	2,366	2.60
New York	7	2,207	2.43
North Dakota	8	2,171	2.39
All others	65	13,837	15.22

	300	$90,943	100.00%

The following tables set forth information regarding maturity, contractual interest rate and principal balance of all loans in the loan portfolio at December 31, 2006:

			Percentage of
	Number of	Net	Total Net
Period Until Maturity	Loans	Investment	Investment
		(In Thousands)

Six months or less	34	$3,566	3.92%
Greater than six months to one year	7	3,053	3.36
Greater than one year to three years	28	5,076	5.58
Greater than three years to five years	28	6,647	7.31
Greater than five years to ten years	61	19,503	21.44
Greater than ten years	143	53,112	58.39

	301	$90,957	100.00%

			Percentage of
	Number of	Net	Total Net
Contractual Interest Rate	Loans	Investment	Investment
		(In Thousands)

Less than 4.00%	6	$409	0.45%
4.00 to 4.49	119	38,023	41.80
4.50 to 4.99	—	—	—
5.00 to 5.49	4	372	0.41
5.50 to 5.99	2	1,739	1.91
6.00 to 6.49	11	2,170	2.39
6.50 to 6.99	28	5,819	6.40
7.00 to 7.49	23	12,280	13.50
7.50 to 7.99	21	8,115	8.92
8.00 to 8.49	17	4,335	4.77
8.50 to 8.99	21	5,832	6.41
9.00 to 9.49	12	4,598	5.06
9.50 to 9.99	12	755	0.83
10.00 to 10.49	9	3,305	3.63
10.50 to 10.99	6	1,482	1.63
11.00% and above	10	1,723	1.89

	301	$90,957	100.00%

			Percentage of
	Number of	Net	Total Net
Principal Balance	Loans	Investment	Investment
		(In Thousands)

$50,000 and less	80	$1,732	1.90%
Greater than $50,000 to $100,000	49	3,628	3.99
Greater than $100,000 to $250,000	69	11,755	12.92
Greater than $250,000 to $500,000	50	17,048	18.74
Greater than $500,000 to $1,000,000	34	24,556	27.00
Greater than $1,000,000 to $2,000,000	14	18,297	20.12
Greater than $2,000,000 to $3,000,000	3	7,130	7.84
Greater than $3,000,000 to $4,000,000	2	6,811	7.49

	301	$90,957	100.00%

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

Asset Quality

Payment Status of Loan Portfolio.  The following table sets forth certain information relating to the payment status of loans, net in the loan portfolio at the dates indicated:

	December 31,
	2006	2005	2004	2003	2002
	(In Thousands)

Current	$90,286	$115,140	$121,077	$158,314	$242,151
Over thirty days to eighty-nine days past due	255	643	1,360	113	1,659
Ninety days or more past due	—	—	—	—	—

Total performing loans, net	90,541	115,783	122,437	158,427	243,810
Non-performing loans	416	333	1,557	17	1,621

Total loan portfolio, net	$90,957	$116,116	$123,994	$158,444	$245,431

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

Impaired Loans

Capital Crossing Preferred considers a purchased loan impaired when, based on current information and events, it determines that current estimated cash flows are less than the cash flows estimated by Capital Crossing at the date of purchase of the loan by Capital Crossing. A loan originated by Capital Crossing is considered impaired when, based on current information and events, it is probable that Capital Crossing

Preferred will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impairment is measured on a loan-by-loan basis by comparing the recorded investment in the loan to the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Substantially all of Capital Crossing Preferred’s loans which have been identified as impaired have been measured by the fair value of the existing collateral. At December 31, 2006, Capital Crossing Preferred had a net recorded investment in impaired loans of $416,000. No additional funds are committed to be advanced in connection with impaired loans. For additional information see Notes 1 and 2 to the Financial Statements.

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

The following table sets forth the amount of non-performing assets by category at the dates indicated:

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)

Non-performing loans, net:
Commercial real estate	$416	$333	$1,557	$2	$1,601
Multi-family real estate	—	—	—	15	20

Non-performing loans, net	416	333	1,557	17	1,621

Other real estate owned	—	—	—	—	—

Non-performing assets, net	$416	$333	$1,557	$17	$1,621

Non-performing loans, net, as a percent of loans, net of discount and deferred loan income	0.46%	0.29%	1.26%	0.01%	0.66%
Non-performing assets, net, as a percent of total assets	0.24	0.16	0.72	0.01	0.49

Nonaccretable Discount and Allowance for Loan Losses

Nonaccretable Discount.  Effective January 1, 2005, and as a result of the required adoption of Statement of Position (“SOP”) No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” Capital Crossing Preferred was required to change its discount accounting as it relates to acquired loans which, at acquisition, have evidence of deterioration of credit quality since origination and, for which it is probable that Capital Crossing Preferred will be unable to collect all contractually required payments. For such loans, the excess of the undiscounted contractual cash flows over the undiscounted cash flows estimated at the time of acquisition is not accreted into income (nonaccretable discount). The remaining amount, representing the excess of the loan’s estimated cash flows over the purchase price, is accreted into income over the life of the loan (accretable discount).

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

No loans acquired since the adoption of SOP No. 03-3 were within the scope of this SOP.

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

Included in net loans, at December 31, 2006 and 2005, are approximately $299,000 and $1.5 million of loans (of which none are non-performing), respectively, for which the net recorded investment represents the amortized cost of these loans, where at acquisition, the amounts of reasonably estimable and probable discounted future cash collections were less than the contractual balances owed. These loans were purchased at a price to yield a market rate of interest after considering the credit quality of the loans at acquisition and the aforementioned expected future cash collections. The excess of the contractual balances over the amount of reasonably estimable and probable discounted future cash collections represents the predominant portion of the $215,000 and $754,000 of nonaccretable discount at December 31, 2006 and 2005, respectively.

The following table sets forth certain information relating to the activity in the nonaccretable discount for the years indicated:

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In Thousands)

Balance at beginning of year	$754	$883	$1,524	$8,158	$6,062
Accretion(1)	(49)	(75)	(94)	(967)	(2,007)
Transfers to accretable discount upon improvements in cash flows	—	(54)	(436)	(2,273)	(194)
Additions in connection with loans acquired from Capital Crossing	—	—	—	—	8,131
Increases related to loan restructures	126	—	—	—	—
Net reductions related to resolutions and restructures	(126)	—	—	(35)	(1,139)
Net reductions relating to loans sold or distributed	(490)	—	(111)	(3,359)	(2,695)

Balance at end of year	$215	$754	$883	$1,524	$8,158

(1)	Accretion of nonaccretable discount is recognized using the cost recovery method.

Allowance for Loan Losses.  Capital Crossing Preferred’s allowance for loan losses at December 31, 2006 was $1.5 million. The determination of this allowance requires the use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. In addition, regulatory agencies periodically review the adequacy of the allowance for loan losses and may require Capital Crossing Preferred to make additions to its allowance for loan losses. While management believes its estimates and assumptions are reasonable, there can be no assurance that they will be proven to be correct in the future. The actual amount of future provisions that may be required cannot be determined, and such provisions may exceed the amounts of past provisions. Management believes that the allowance for loan losses is adequate to absorb the known and inherent risks in Capital Crossing Preferred’s loan portfolio at each date based on the facts known to management as of such date. Management continues to monitor and modify the allowances for general and specific loan losses as economic conditions dictate.

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

No loans acquired during 2005 and 2006 were within the scope of SOP 03-3.

The following table sets forth management’s allocation of the allowance for loan losses by loan category and the percentage of the loans in each category to total loans in each category with respect to the loan portfolio at the dates indicated:

	December 31,
	2006		2005		2004		2003		2002
		% of		% of		% of		% of		% of
	Allowance	Net	Allowance	Net	Allowance	Net	Allowance	Net	Allowance	Net
	for Loan	Loans	for Loan	Loans	for Loan	Loans	for Loan	Loans	for Loan	Loans
	Losses	to Total	Losses	to Total	Losses	to Total	Losses	to Total	Losses	to Total
	(Dollars in Thousands)

Loan Categories:
Commercial real estate and land	$1,179	63.33%	$1,562	65.80%	$2,052	70.36%	$2,691	70.58%	$5,660	70.31%
Multi-family residential	337	35.63	414	33.06	437	28.93	579	28.46	1,662	28.81
One-to-four family residential	3	1.02	5	1.12	8	0.69	11	0.94	32	0.88
Other	—	0.02	—	0.02	—	0.02	—	0.02	—	—

Total	$1,519	100.00%	$1,981	100.00%	$2,497	100.00%	$3,281	100.00%	$7,354	100.00%

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

Capital Crossing Preferred’s Board of Directors voted to amend Capital Crossing Preferred’s charter, subject to completion of the merger. The automatic exchange of the Series A, Series C and Series D preferred shares into preferred shares of Capital Crossing will be amended to be exchangeable into preferred shares of Lehman Bank. This amendment requires the vote of Capital Crossing Preferred’s common stockholder, which has been received and is subject to completion of the merger with Lehman Bank.

Because of Capital Crossing Preferred’s obligations to creditors, it may not be able to make dividend or liquidation payments to holders of the Series A, Series C and Series D preferred shares

The Series A, Series C and Series D preferred shares rank:

•	junior to borrowings of Capital Crossing Preferred, including claims of the FHLBB for amounts due or which may become due under Capital Crossing Preferred’s guarantee of Capital Crossing’s obligations to the FHLBB, and any other obligations to Capital Crossing Preferred’s creditors upon its liquidation. As of December 31, 2006, Capital Crossing had $169.3 million in outstanding FHLBB borrowings; and

•	senior to Capital Crossing Preferred’s common stock and its Series B preferred stock with regard to payment of dividends and amounts upon liquidation.

If Capital Crossing Preferred incurs significant indebtedness, it may not have sufficient funds to make dividend or liquidation payments on the Series A, Series C or Series D preferred shares. Upon Capital Crossing Preferred’s liquidation, its obligations to its creditors would rank senior to the Series A, Series C and Series D preferred shares. At December 31, 2006, Capital Crossing Preferred had approximately $126,000 in accounts payable and other liabilities which, upon its liquidation, would be required to be paid before any payments could be made to holders of the Series A, Series C or Series D preferred shares. In addition, upon Capital Crossing Preferred’s liquidation, dissolution or winding up, if it does not have sufficient funds to pay the full liquidation amount, to the holders of the Series A, Series C and Series D preferred shares, will share ratably in any distribution in proportion to the full liquidation amount which they otherwise would be entitled and such holders may receive less than the per share liquidation amount.

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

Payment of dividends on the Series A, Series C and Series D preferred shares could also be subject to regulatory limitations if Capital Crossing becomes undercapitalized. Capital Crossing will be deemed undercapitalized if its total risk-based capital ratio is less than 8.0%, its Tier 1 risk-based capital ratio is less than 4.0% or its Tier 1 leverage ratio is less than 4.0%. At December 31, 2006, Capital Crossing had a total risk-based capital ratio of 16.19%, a Tier 1 risk-based capital ratio of 11.03% and a Tier 1 leverage ratio of 10.00%, which is sufficient for Capital Crossing to be considered well-capitalized. If Capital Crossing becomes undercapitalized or the FDIC anticipates that it will become undercapitalized, the FDIC may direct the automatic exchange of the preferred shares of Capital Crossing Preferred for preferred shares of Capital Crossing. As part of its common stock repurchase program, Capital Crossing has also agreed with the FDIC to maintain, for so long as the repurchase program continues, its Tier 1 leverage ratio at least 7.00% as well as remaining well capitalized. Capital Crossing Preferred makes no assurance that Capital Crossing will be well-capitalized under applicable regulations as of any future date, which is required in order to continue to repurchase common stock, but which is not a condition to the payment of dividends on the preferred shares. For purposes of calculating these capital ratios as a percentage of Capital Crossing’s risk-weighted assets, as opposed to its total assets, Capital Crossing’s assets are assigned to risk categories based on the relative credit risk of the asset in question. These risk weights consist of 0% for assets deemed least risky such as cash, claims backed by the full faith and credit of the U.S. government, and balances due from Federal Reserve banks; 20% for assets deemed slightly more risky such as portions of obligations conditionally guaranteed by the U.S. government or federal funds sold; 50% for assets deemed still more risky such as government issued-revenue bonds, one-to-four family residential first mortgage loans and well-collateralized multi-family residential first mortgage loans; and 100% for all other assets, including private sector loans such as commercial mortgage loans as well as bank-owned real estate.

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

Capital Crossing Preferred’s loans are concentrated in California and New England and adverse conditions in those markets could adversely affect its operations

Properties underlying Capital Crossing Preferred’s current mortgage assets are concentrated primarily in California, particularly Southern California, and New England. As of December 31, 2006, approximately 54.3% of the net balances of its mortgage loans were secured by properties located in California and 12.0% in New England. Adverse economic, political or business developments or natural hazards may affect these areas and the ability of property owners in these areas to make payments of principal and interest on the underlying mortgages. If either region experienced adverse economic, political or business conditions, or natural hazards, Capital Crossing Preferred would likely experience higher rates of loss and delinquency on its mortgage loans than if its loans were more geographically diverse.

A substantial majority of Capital Crossing Preferred’s loans were originated by other parties

At December 31, 2006, substantially all of Capital Crossing Preferred’s net loans consisted of loans originated by third parties that were purchased by Capital Crossing and subsequently acquired by Capital Crossing Preferred from Capital Crossing. When Capital Crossing purchases loans originated by third parties, it generally cannot conduct the same level of due diligence that it would have conducted had it originated the loans. In addition, loans originated by third parties may lack current financial information and may have incomplete legal documentation and outdated appraisals. Although Capital Crossing conducts a comprehensive acquisition review, it also may rely on certain information provided by the parties that originated the loans, whose underwriting standards may be substantially different than Capital Crossing’s. These differences may include less rigorous appraisal requirements and debt service coverage ratios, and less rigorous analysis of property location and environmental factors, building condition and age, tenant quality, compliance with zoning regulations, any use restrictions, easements or rights of ways that may impact the property value and the borrower’s ability to manage the property and service the mortgage. As a result, Capital Crossing may not have information with respect to an acquired loan which, if known at the time of acquisition, would have caused it to reduce its bid price or not bid for the loan at all. This may adversely affect Capital Crossing Preferred’s yield on loans or cause it to increase its provision for loan losses. In addition, Capital Crossing may acquire loans as part of a pool that, given the opportunity to review and underwrite at the outset, it would not have originated. Loans such as these could have a higher risk of becoming non-performing in the future and adversely affect Capital Crossing Preferred’s results of operations.

More than half of Capital Crossing Preferred’s loan portfolio is made up of commercial mortgage loans which are generally riskier than other types of loans

Commercial mortgage loans constituted approximately 63.3% of the total loans, net of discounts, in Capital Crossing Preferred’s loan portfolio at December 31, 2006. Commercial mortgage loans are generally subject to greater risks than other types of loans. Capital Crossing Preferred’s commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, may have shorter maturities than other mortgage loans and may not be fully amortizing, meaning that they have a principal balance or “balloon” payment due on maturity. The commercial real estate properties underlying Capital Crossing Preferred’s commercial mortgage loans also tend to be unique and are more difficult to value than other real estate properties. They are also subject to relatively greater environmental risks than other types of loans and to the corresponding burdens and costs of compliance with environmental laws and regulations. Because of these risks related to commercial mortgage loans, Capital Crossing Preferred may experience higher rates of default on its mortgage loans than it would if its loan portfolio was more diversified and included a greater number of owner-occupied residential or other mortgage loans. Higher rates of default will cause Capital Crossing Preferred’s level of impaired loans to increase, which may have a material adverse affect on its results of operation.

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

Capital Crossing Preferred could be held responsible for environmental liabilities of properties it acquires through foreclosure

If Capital Crossing Preferred chooses to foreclose on a defaulted mortgage loan to recover its investment it may be subject to environmental liabilities related to the underlying real property. Approximately 63.3% of the total loans, net of discounts, in Capital Crossing Preferred’s portfolio at December 31, 2006 were commercial mortgage loans, which generally are subject to relatively greater environmental risks than other types of loans. Hazardous substances or wastes, contaminants, pollutants or sources thereof may be discovered on properties during Capital Crossing Preferred’s ownership or after a sale to a third party. The amount of environmental liability could exceed the value of the real property. There can be no assurance that Capital Crossing Preferred would not be fully liable for the entire cost of any removal and clean-up on an acquired property, that the cost of removal and clean-up would not exceed the value of the property or that Capital Crossing Preferred could recoup any of the costs from any third party. In addition, Capital Crossing Preferred may find it difficult or impossible to sell the property prior to or following any such remediation. The incurrence of any significant environmental liabilities with respect to a property securing a mortgage loan could have a material adverse effect on Capital Crossing Preferred’s financial condition.

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

Capital Crossing may not successfully consummate the pending merger with Lehman Bank. If Capital Crossing does not consummate the merger, its relationships with employees, business partners and vendors may be negatively impacted, which, in turn, may affect Capital Crossing’s ability to administer the day-to-day activities of Capital Crossing Preferred including, but not limited to, meeting existing obligations under the master servicing and advisory agreements.

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

The terms of Capital Crossing Preferred’s guarantee of obligations of Capital Crossing.  Capital Crossing Preferred has guaranteed all of the obligations of Capital Crossing under advances Capital Crossing may receive from time to time from the FHLBB, and has agreed to pledge a significant amount of its assets in connection with those advances. The assets Capital Crossing Preferred pledges to the FHLBB will vary from time to time; however, the potential exists for Capital Crossing Preferred to pledge all of its assets to the FHLBB to secure advances to Capital Crossing. In addition, Capital Crossing has pledged to the FHLBB all of the shares of Capital Crossing Preferred’s capital stock it owns as collateral for its FHLBB borrowings. Under the terms of the pledge, if Capital Crossing becomes undercapitalized the FHLBB may require Capital Crossing to dissolve Capital Crossing Preferred such that the assets of Capital Crossing Preferred are liquidated. In this circumstance the holders of Series A, Series C and Series D preferred shares would receive their liquidation preference only to the extent there are available proceeds from the liquidation of the assets of Capital Crossing Preferred following satisfaction of its outstanding obligations, including its guarantee of Capital Crossing’s FHLBB borrowings. At December 31, 2006, approximately $25.4 million, or 14.6%, of Capital Crossing Preferred assets have been pledged to and accepted by the FHLBB to secure advances to Capital Crossing. As of December 31, 2006, Capital Crossing had $169.3 million in outstanding FHLBB borrowings. The guarantee and pledge were approved by Capital Crossing Preferred’s independent directors, subject to certain requirements and limitations, including the requirement that Capital Crossing pay Capital Crossing Preferred an annual guarantee fee of $80,000. Any default by Capital Crossing on its obligations which would require Capital Crossing Preferred to satisfy its guarantee could adversely affect Capital Crossing Preferred’s business and its ability to make timely payments of dividends.

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

Common Stock

In connection with its formation on March 20, 1998, Capital Crossing Preferred issued 100 shares of its common stock to Capital Crossing. These shares of common stock were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. There is no established public trading market for the common stock. As of January 30, 2007, there were 100 issued and outstanding shares of common stock, all of which were held by Capital Crossing.

During 2006, 2005 and 2004, dividends of $5.6 million, $5.9 million and $19.6 million, respectively, were paid to the common stockholder. In addition, during 2006, 2005 and 2004, returns of capital totaling $29.4 million, $14.1 million and $30.4 million, respectively, were paid to the common stockholder.

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

On May 31, 2001, Capital Crossing Preferred closed its public offering of 1,840,000 shares (including 240,000 shares issued upon the exercise of the underwriters’ overallotment option) of its 10.25% Non-cumulative exchangeable preferred stock, Series C. The net proceeds to Capital Crossing Preferred from the sale of Series C preferred shares were $16.9 million. Series C preferred stock is redeemable at the option of Capital Crossing Preferred with the prior consent of the FDIC, for shares of Capital Crossing’s 10.25% Non-cumulative preferred stock, Series D.

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

On January 16, 2007, Capital Crossing Preferred’s Board of Directors voted to amend Capital Crossing Preferred’s charter, subject to completion of the merger. The automatic exchange of the Series A, Series C and Series D preferred shares into preferred shares of Capital Crossing will be amended to be exchangeable into preferred shares of Lehman Bank. This amendment requires the vote of Capital Crossing Preferred’s common stockholder, which has been received and is subject to completion of the merger with Lehman Bank.

On January 29, 2007 Capital Crossing Preferred’s Board of Directors voted to redeem the Series A preferred shares and Series C preferred shares, subject to completion of the pending merger with Lehman Bank and regulatory approvals, if necessary. The redemption notice to holders of the Series A and Series C preferred shares will be mailed following the completion of the pending merger with Lehman Bank. The

Series B preferred shares and Series D preferred shares will remain outstanding and remain subject to their existing terms and conditions, including their respective call features.

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

The FDIC’s prompt corrective action regulations prohibit entities such as Capital Crossing from making “capital distributions,” which include a transaction that the FDIC determines, by order or regulation, to be “in substance a distribution of capital,” unless the institution is at least adequately capitalized after the distribution. There can be no assurances that the FDIC would not seek to restrict Capital Crossing Preferred’s payment of dividends on the Series A, Series C and Series D preferred shares under these regulations if Capital Crossing were to fail to maintain a status of at least adequately capitalized. Currently, an institution is considered adequately capitalized if it has a total risk-based capital ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a Tier 1 leverage ratio of at least 4.0%. At December 31, 2006, Capital Crossing’s total risk-based capital ratio was 16.19%, Tier 1 risk-based capital ratio was 11.03% and Tier 1 leverage ratio was 10.00%. Capital Crossing’s Board of Directors authorized a stock repurchase program whereby, following the required approvals from the FDIC, Capital Crossing is permitted to repurchase shares of its common stock in the open market or in privately negotiated transactions, subject to regulatory considerations. As part of its common stock repurchase program, Capital Crossing has agreed with the FDIC to maintain, for so long as the repurchase program continues, its Tier 1 leverage ratio at least 7.0% and that it remains well-capitalized.

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

ITEM 6.	SELECTED FINANCIAL DATA

	As of and for the Year Ended December 31,
	2006		2005		2004		2003		2002
	(Dollars in Thousands)

Financial condition data:
Total assets	$173,903		$203,326		$217,686		$221,853		$331,994
Loans, net of discounts	$90,957		$116,116		$123,994		$158,444		$245,431
Allowance for loan losses	(1,519)		(1,981)		(2,497)		(3,281)		(7,354)
Deferred loan fees	(47)		(55)		(62)		(92)		(112)

Loans, net	$89,391		$114,080		$121,435		$155,071		$237,965

Cash and cash equivalents	$83,900		$88,406		$95,407		$65,845		$92,710
Stockholders’ equity	172,687		202,096		216,169		221,430		331,559
Non-performing loans, net	416		333		1,557		17		1,621

Operations data:
Interest income	$10,920		$12,374		$14,512		$21,113		$25,461
Credit for loan losses	406		516		810		3,910		1,500
Other income	1,120		80		156		3,088		2,512
Operating expenses	(326)		(511)		(610)		(531)		(753)

Net income	12,120		12,459		14,868		27,580		28,720
Preferred stock dividends	(6,529)		(6,529)		(5,387)		(3,342)		(3,342)

Net income available to common shareholder	$5,591		$5,930		$9,481		$24,238		$25,378

Ratio of earnings to fixed charges and preferred stock dividends	1.86	X	1.91	X	2.76	X	8.25	X	8.59	X

Selected other information:
Non-performing assets, net, as a percent of total assets	0.24%		0.16%		0.72%		0.01%		0.49%
Non-performing loans, net, as a percentage of loans, net of discount and deferred loan income	0.46		0.29		1.26		0.01		0.66
Allowance for loan losses as a percent of total loans, net of discount and deferred loan fees	1.67		1.71		2.01		2.07		3.00
Allowance for loan losses as a percent of non-performing loans, net	365.14		594.89		160.37		19,300.00		453.67

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Level Overview

On September 19, 2006, Capital Crossing announced that it had signed a definitive merger agreement whereby Capital Crossing would be acquired by Lehman Brothers Bank, FSB, a subsidiary of Lehman Brothers, a global investment bank. Under the terms of the agreement, Lehman Brothers will pay $30.00 per share in cash in exchange for each outstanding share of Capital Crossing. The acquisition is subject to customary closing conditions and regulatory approvals. These approvals include the approval of the OTS, the FDIC, the Massachusetts Commissioner of Banks and the Board of Governors of the Federal Reserve System. The merger is also subject to a determination from the Board of Governors of the Federal Reserve System that the requirements under the Bank Holding Company Act of 1956, as amended, do not apply to Lehman Bank by virtue of its momentary ownership of Capital Crossing as a stand-alone bank prior to its merger into Lehman Bank.

In November 2006, the Board of Governors of the Federal Reserve System determined that the requirements under the Bank Holding Company Act do not apply to Lehman Bank in the case of this transaction. In January 2007, Lehman Bank received the necessary approvals from the OTS and the FDIC. On January 22, 2007, a public hearing was held before the Massachusetts Board of Bank Incorporation pursuant to notice duly given. On January 23, 2007, Capital Crossing received the requisite shareholder approval to consummate the merger.

Pursuant to the merger agreement, following approval of the transaction by the Massachusetts Commissioner of Banks and the Massachusetts Board of Bank Incorporation, the acquisition is expected to be completed within two business days.

Following consummation of the merger, Capital Crossing Preferred will become a subsidiary of Lehman Bank. Lehman Bank will own all of the outstanding common stock of Capital Crossing Preferred. On January 29, 2007 Capital Crossing Preferred’s Board of Directors voted to redeem the Series A preferred shares and Series C preferred shares, subject to completion of the pending merger with Lehman Bank and regulatory approvals, if necessary. The redemption notice to holders of the Series A and Series C preferred shares will be mailed following the completion of the pending merger with Lehman Bank. The Series B preferred shares and Series D preferred shares will remain outstanding and remain subject to their existing terms and conditions, including their respective call features. Each series of preferred stock is described in greater detail below.

On January 16, 2007, Capital Crossing Preferred’s Board of Directors voted to amend Capital Crossing Preferred’s charter, subject to completion of the merger. The automatic exchange of the Series A, Series C and Series D preferred shares into preferred shares of Capital Crossing will be amended to be exchangeable into preferred shares of Lehman Bank. This amendment requires the vote of Capital Crossing Preferred’s common stockholder, which has been received and is subject to completion of the merger with Lehman Bank.

Net income available to common shareholder decreased $339,000, or 5.7%, to $5.6 million in 2006 compared to $5.9 million in 2005 and decreased $3.6 million or 37.5%, in 2005 compared to $9.5 million for 2004. The decrease from 2005 to 2006 is primarily the result of a decline in interest income offset by an increase in gains on sales of loans. The decrease from 2004 to 2005 is primarily the result of declines in interest income and credit for loan losses. In addition, there was an increase in preferred stock dividends attributable to the issuance of Series D preferred stock on May 11, 2004.

All of the mortgage assets in Capital Crossing Preferred’s loan portfolio at December 31, 2006 were acquired from Capital Crossing and it is anticipated that substantially all additional mortgage assets will be acquired from Capital Crossing. As of December 31, 2006, Capital Crossing Preferred held loans acquired from Capital Crossing with net investment balances of $91.0 million.

Commercial mortgage loans constituted approximately 63.3% of the total loans in Capital Crossing Preferred’s loan portfolio at December 31, 2006 and commercial mortgage loans are generally subject to greater risks than other types of loans. Capital Crossing Preferred’s commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, tend to have shorter maturities than other mortgage loans and may not be fully accretable. For these reasons, Capital Crossing Preferred may experience higher rates of default on its mortgage loans than it would if its loan portfolio was more diversified and included a greater number of owner-occupied residential or other mortgage loans.

Properties underlying Capital Crossing Preferred’s current mortgage assets are also concentrated primarily in California and New England. As of December 31, 2006, approximately 54.3% of the balances of its mortgage loans were secured by properties located in California and 12.0% in New England. In the instance where either region experienced adverse economic, political or business conditions or natural disasters, Capital Crossing Preferred would likely experience higher rates of loss and delinquency on its mortgage loans.

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

Decisions regarding the utilization of Capital Crossing Preferred’s cash are based, in large part, on its future commitments to pay preferred stock dividends. During 2006, the loan portfolio was large enough to generate income resulting in net income, which was 1.86 times preferred stock dividends. Future decisions regarding mortgage asset acquisitions and returns of capital will be based on the level of preferred stock dividends at the time and the required level of income necessary to generate adequate dividend coverage.

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

In determining the adequacy of the allowance for loan losses, management makes significant judgments. Management initially reviews its loan portfolio to identify loans for which specific allocations are considered prudent. Specific allocations include the results of measuring impaired loans under Statement of Financial Accounting Standards (“SFAS”) No. 114 “Accounting by Creditors for Impairment of a Loan.” Next, management considers the level of general loan allowances deemed appropriate for loans. General risk allocations are determined by a formula whereby the portfolio is stratified by type and internal risk rating categories. Loss factors are then applied to each strata based on various considerations including collateral type, loss experience, delinquency trends, current economic conditions, industry standards, and regulatory guidelines. The allowance for loan losses is management’s estimate of the probable loan losses incurred as of the balance sheet date. There can be no assurance that Capital Crossing Preferred’s actual losses with respect to loans will not exceed its allowance for loan losses.

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

No loans acquired in 2005 and 2006 were within the scope of SOP No. 03-3.

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

Gains and losses on sales of loans are determined using the specific identification method. The excess (deficiency) of any cash received as compared to the net investment is recorded as gain (loss) on sales of loans. There were no loans held for sale at December 31, 2006.

Results of Operations for the Years Ended December 31, 2006, 2005 and 2004

Interest income

The yields on Capital Crossing Preferred’s interest-earning assets are summarized as follows:

	Years Ended December 31,
	2006			2005			2004
	Average			Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield
	(Dollars in Thousands)

Loans, net(1)	$104,997	$9,813	9.35%	$123,430	$11,306	9.16%	$133,833	$13,208	9.87%
Interest-bearing deposits	100,218	1,107	1.10	96,894	1,068	1.10	118,443	1,304	1.10

Total interest-earning assets	$205,215	$10,920	5.32%	$220,324	$12,374	5.62%	$252,276	$14,512	5.75%

(1)	Non-performing loans are excluded from average balance calculations.

The decline in interest income from 2005 to 2006 is a result of a decrease in the average balance of loans offset, in part, by an increase in the yield on loans. Average loans, net for 2006 totaled $105.0 million compared to $123.4 million for 2005. This decrease is primarily attributable to pay-offs, sales and amortization of loans. For 2006, the yield on the loan portfolio increased to 9.35% compared to 9.16% for 2005. During 2006, the yield related to interest and fee income recognized on loan payoffs decreased to 1.25% compared to 1.33% for 2005. The level of interest and fee income recognized on loan payoffs varies for numerous reasons, as further discussed below. The yield from regularly scheduled interest and accretion income increased to 8.10% for 2006 from 7.83% for 2005 primarily as a result of increases in market interest rates. The interest rate on interest-bearing deposits remained unchanged from 2005 to 2006.

The decline in interest income from 2004 to 2005 is a result of a decrease in the average balance of loans in addition to a decrease in the yield on loans. Average loans, net for 2005 totaled $123.4 million compared to $133.8 million for 2004. This decrease is primarily attributable to pay-offs and amortization of loans. Partially offsetting this decrease is an increase in the amount of loans acquired from Capital Crossing. During 2005, Capital Crossing Preferred acquired $15.3 million in loans compared to $4.3 million in 2004. The decline in yield on loans is primarily due to a decline in interest and fee income recognized on loan pay-offs, offset by a small increase in regularly scheduled interest and accretion income. The interest rate on interest-bearing deposits remained unchanged from 2004 to 2005.

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

	Years Ended December 31,
	2006		2005		2004
	Interest		Interest		Interest
	Income	Yield	Income	Yield	Income	Yield
	(Dollars in Thousands)

Regularly scheduled interest and accretion income	$8,500	8.10%	$9,669	7.83%	$10,214	7.63%
Interest and fee income recognized on loan pay-offs:
Nonaccretable discount	15	0.01	53	0.04	91	0.07
Accretable discount	484	0.46	751	0.61	2,381	1.78
Other interest and fee income	814	0.78	833	0.68	522	0.39

	1,313	1.25	1,637	1.33	2,994	2.24

	$9,813	9.35%	$11,306	9.16%	$13,208	9.87%

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

The average balance of interest-bearing deposits increased $3.3 million to $100.2 million for 2006 compared to $96.9 million for 2005 and decreased $21.5 million to $96.9 million for 2005 compared to $118.4 million for 2004. The changes in the average balances of interest-bearing deposits are the result of periodic dividend payments, returns of capital and funds used to purchase additional mortgage assets, offset by cash flows from loan repayments and proceeds from sales of loans.

Credit for loan losses

Capital Crossing Preferred’s loan portfolio generated credits for loan losses of $406,000, $516,000 and $810,000 for the years ended December 31, 2006, 2005 and 2004, respectively, to reverse unused general reserves related to loans that have been paid off. The credit for loan losses is based on the volume and types of loan payoffs. As loans pay off, a credit for loan losses is recorded to reduce allowance allocations related to the loans that have paid-off for which a related allowance remains unused. The allowance for loan losses is based on the size of the portfolio and its historical performance. The determination of this allowance requires management’s use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. Should the loan portfolio continue to decline without utilization of the allowance for loan losses, future credits for loans losses may be necessary.

Other income

Guarantee fee income for the years ended December 31, 2006, 2005 and 2004 was $80,000 in each year. Effective July 1, 2000, Capital Crossing Preferred entered into an agreement to make certain assets available to be pledged in connection with borrowings of Capital Crossing from the FHLBB. Capital Crossing Preferred receives an annual fee of $80,000 from Capital Crossing under this agreement.

During 2006, there were three loan sales to unaffiliated third parties comprised of a total of six loans, with carrying values of $1.6 million, resulting in a total gain of $1.0 million. During 2004, there was one loan sale to an unaffiliated third party comprised of two loans, with carrying values of $419,000, resulting in a gain of $76,000. There were no loan sales during 2005.

Operating expenses

Loan servicing and advisory expenses decreased $44,000, or 12.8%, to $299,000 in 2006 from $343,000 in 2005 and decreased by $34,000, or 9.0%, from $377,000 in 2004. The decreases are a result of the decreases in the average balance of the loan portfolio from year to year.

Other general and administrative expenses consisting primarily of professional fees, shareholder relations expenses, directors’ fees and printing expenses decreased $141,000, or 83.9%, to $27,000 from $168,000 in 2005 and decreased $65,000, or 27.9%, from $233,000 in 2004. The decrease in 2006 is attributable to a $130,000 increase in legal fees reimbursements collected from borrowers previously expensed by Capital Crossing Preferred related to certain loan matters. The decrease in 2005 is attributable to a decrease in legal fees in connection with loan-related matters, offset by increases in shareholder relations and director’s fees.

Preferred stock dividends

Preferred stock dividends increased in 2005 as a result of the issuance of 1,500,000 shares of Series D preferred shares on May 11, 2004. These shares have a liquidation value of $25 per share and a dividend rate of 8.5%. Capital Crossing Preferred intends to pay dividends on its preferred stock and common stock in amounts necessary to continue to preserve its status as a REIT under the Internal Revenue Code.

Financial Condition

Interest-bearing Deposits with Capital Crossing

Interest-bearing deposits with Capital Crossing consist entirely of money market accounts. The balance of interest-bearing deposits decreased $4.6 million to $83.7 million at December 31, 2006 compared to $88.3 million at December 31, 2005. The decrease in the balance of interest-bearing deposits is the result of periodic dividend payments and returns of capital, offset by cash flows from loan repayments and loan sales.

Loan Portfolio

The outstanding net investments of the loan portfolio is summarized as follows:

	December 31,
	2006		2005
	Principal	Percentage	Principal	Percentage
	Balance	of Total	Balance	of Total
	(Dollars in Thousands)

Mortgage loans on real estate:
Commercial real estate	$57,607	63.33%	$76,398	65.80%
Multi-family residential	32,412	35.63	38,392	33.06
One-to-four family residential	924	1.02	1,305	1.12

Total	90,943	99.98	116,095	99.98
Other	14	0.02	21	0.02

Total loans, net of discounts	$90,957	100.00%	$116,116	100.00%

Capital Crossing Preferred acquires primarily performing commercial real estate and multifamily residential mortgage loans. During 2005, Capital Crossing Preferred acquired $15.3 million in loans from Capital Crossing. During 2006, Capital Crossing Preferred did not acquire any loans from Capital Crossing.

Capital Crossing Preferred intends that each loan acquired from Capital Crossing in the future will be a whole loan, and will be originated or acquired by Capital Crossing in the ordinary course of its business. Capital Crossing Preferred also intends that all loans held by it will be serviced pursuant to the master service agreement with Capital Crossing.

Non-performing loans, net of discount, totaled $416,000 and $333,000 at December 31, 2006 and 2005, respectively. Loans generally are placed on non-performing status and the accrual of interest and accretion of discount are generally discontinued when the collectibility of principal and interest is not probable or estimable. Unpaid interest income previously accrued on such loans is reversed against current period interest income. A loan is returned to accrual status when it is brought current in accordance with management’s anticipated cash flows at the time of acquisition.

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

At December 31, 2006, 54.3% and 12.0% of Capital Crossing Preferred’s net real estate loan portfolio consisted of loans located in California and New England, respectively. At December 31, 2005, 52.8% and 13.1% of Capital Crossing Preferred’s net loan portfolio consisted of loans in California and New England, respectively. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political or business developments or natural hazards in California or New England that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages.

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

The following table sets forth the Capital Crossing Preferred’s interest-rate-sensitive assets categorized by repricing dates and weighted average yields at December 31, 2006. For fixed rate instruments, the repricing date is the maturity date. For adjustable-rate instruments, the repricing date is deemed to be the earliest possible interest rate adjustment date. Assets that are subject to immediate repricing are placed in the overnight column.

	December 31, 2006
			Over One	Over Two	Over Three	Over Four
		Within	to Two	to Three	to Four	to Five	Over Five
	Overnight	One Year	Years	Years	Years	Years	Years	Total
	(Dollars in Thousands)

Interest-bearing deposits	$83,697	$—	$—	$—	$—	$—	$—	$83,697
	1.10%
Certificate of deposit	—	200	—	—	—	—	—	200
		2.85%
Fixed-rate loans(1)	—	17,685	10,904	7,633	5,616	3,993	9,942	55,773
		7.86%	7.59%	7.48%	7.44%	7.32%	7.03%
Adjustable-rate loans(1)	5,269	24,657	2,034	2,244	349	168	—	34,721
	10.59%	8.47%	7.34%	6.87%	7.21%	7.21%

Total rate-sensitive assets	$88,966	$42,542	$12,938	$9,877	$5,965	$4,161	$9,942	$174,391

(1)	Loans are presented at net amounts before deducting the allowance for loan losses and excludes non-performing loans.

Based on Capital Crossing Preferred’s experience, management applies the assumption that, on average, approximately 21% of the fixed and adjustable rates will prepay annually.

At December 31, 2006, the fair value of net loans was $86.9 million as compared to the net carrying value of net loans of $89.4 million. The fair value of interest-bearing deposits approximates carrying value.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

The Board of Directors
Capital Crossing Preferred Corporation:

We have audited the accompanying balance sheets of Capital Crossing Preferred Corporation, as of December 31, 2006 and 2005 and the related statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of Capital Crossing Preferred Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Crossing Preferred Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with United States generally accepted accounting principles.

As discussed in Notes 1 and 2 to the financial statements, effective January 1, 2005, Capital Crossing Preferred Corporation adopted Statement of Position No. 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”

/s/  KPMG llp

Boston, Massachusetts
January 30, 2007

CAPITAL CROSSING PREFERRED CORPORATION

BALANCE SHEETS

December 31, 2006 and 2005

	2006	2005
	(In Thousands)

ASSETS
Cash account with Capital Crossing Bank	$203	$102
Interest bearing deposits with Capital Crossing Bank	83,697	88,304

Total cash and cash equivalents	83,900	88,406

Certificates of deposit	200	296
Loans, net of discounts and net deferred loan income	90,910	116,061
Less allowance for loan losses	(1,519)	(1,981)

Loans, net	89,391	114,080

Accrued interest receivable	412	544

	$173,903	$203,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses and other liabilities	$1,216	$1,230

Total liabilities	1,216	1,230

Commitments and contingencies
Stockholders’ equity:
Preferred stock, Series A, 9.75% non-cumulative, exchangeable; $.01 par value; $10 liquidation value per share; 1,449,000 shares authorized, 1,416,130 shares issued and outstanding	14	14
Preferred stock, Series B, 8% cumulative, non-convertible; $.01 par value; $1,000 liquidation value per share plus accrued dividends; 1,000 shares authorized, 937 shares issued and outstanding	—	—
Preferred stock, Series C, 10.25% non-cumulative, exchangeable; $.01 par value; $10 liquidation value per share; 1,840,000 shares authorized, issued and outstanding	18	18
Preferred stock, Series D, 8.50% non-cumulative, exchangeable; $.01 par value; $25 liquidation value per share; 1,725,000 shares authorized, 1,500,000 issued and outstanding	15	15
Common stock, $.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	172,640	202,049
Retained earnings	—	—

Total stockholders’ equity	172,687	202,096

	$173,903	$203,326

See accompanying notes to financial statements.

CAPITAL CROSSING PREFERRED CORPORATION

STATEMENTS OF INCOME

Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004
	(In Thousands)

Interest income:
Interest and fees on loans	$9,813	$11,306	$13,208
Interest on interest-bearing deposits	1,107	1,068	1,304

Total interest income	10,920	12,374	14,512
Credit for loan losses	406	516	810

Total interest income, after credit for loan losses	11,326	12,890	15,322
Other income:
Guarantee fee income	80	80	80
Gains on sales of loans	1,040	—	76

Total other income	1,120	80	156

Operating expenses:
Loan servicing and advisory services	299	343	377
Other general and administrative	27	168	233

Total operating expenses	326	511	610

Net income	12,120	12,459	14,868
Preferred stock dividends	6,529	6,529	5,387

Net income available to common shareholder	$5,591	$5,930	$9,481

See accompanying notes to financial statements.

CAPITAL CROSSING PREFERRED CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2006, 2005 and 2004

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
	(Dollars In Thousands)

Balance at December 31, 2003	1,416,130	$14	941	$—	1,840,000	$18	—	$—	100	$—	$211,240	$10,158	$221,430
Net income	—	—	—	—	—	—	—	—	—	—	—	14,868	14,868
Net proceeds from issuance of preferred stock, Series D	—	—	—	—	—	—	1,500,000	15	—	—	35,244	—	35,259
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	—	—	(1,381)	(1,381)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	—	—	(75)	(75)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	—	—	(1,886)	(1,886)
Dividends on preferred stock, Series D	—	—	—	—	—	—	—	—	—	—	—	(2,045)	(2,045)
Repurchase of preferred stock, Series B	—	—	(1)	—	—	—	—	—	—	—	(1)	—	(1)
Return of capital to common stockholder	—	—	—	—	—	—	—	—	—	—	(30,361)	—	(30,361)
Common stock dividend	—	—	—	—	—	—	—	—	—	—	—	(19,639)	(19,639)

Balance at December 31, 2004	1,416,130	14	940	—	1,840,000	18	1,500,000	15	100	—	216,122	—	216,169
Net income	—	—	—	—	—	—	—	—	—	—	—	12,459	12,459
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	—	—	(1,381)	(1,381)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	—	—	(75)	(75)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	—	—	(1,886)	(1,886)
Dividends on preferred stock, Series D	—	—	—	—	—	—	—	—	—	—	—	(3,187)	(3,187)
Repurchase of preferred stock, Series B	—	—	(3)	—	—	—	—	—	—	—	(3)	—	(3)
Return of capital to common stockholder	—	—	—	—	—	—	—	—	—	—	(14,070)	—	(14,070)
Common stock dividend	—	—	—	—	—	—	—	—	—	—	—	(5,930)	(5,930)

Balance at December 31, 2005	1,416,130	14	937	—	1,840,000	18	1,500,000	15	100	—	202,049	—	202,096
Net income	—	—	—	—	—	—	—	—	—	—	—	12,120	12,120
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	—	—	(1,381)	(1,381)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	—	—	(75)	(75)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	—	—	(1,886)	(1,886)
Dividends on preferred stock, Series D	—	—	—	—	—	—	—	—	—	—	—	(3,187)	(3,187)
Return of capital to common stockholder	—	—	—	—	—	—	—	—	—	—	(29,409)	—	(29,409)
Common stock dividend	—	—	—	—	—	—	—	—	—	—	—	(5,591)	(5,591)

Balance at December 31, 2006	1,416,130	$14	937	$—	1,840,000	$18	1,500,000	$15	100	$—	$172,640	$—	$172,687

See accompanying notes to the unaudited interim financial statements.

CAPITAL CROSSING PREFERRED CORPORATION

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In Thousands)

Cash flows provided by operating activities:
Net income	$12,120	$12,459	$14,868
Adjustments to reconcile net income to net cash provided by operating activities:
Credit for loan losses	(406)	(516)	(810)
Gain on sale of loans	(1,040)	—	(76)
Other, net	118	(287)	490

Net cash provided by operating activities	10,792	11,656	14,472

Cash flows provided by investing activities:
Net decrease (increase) in certificate of deposit	96	4	(100)
Loan repayments	23,463	23,214	38,299
Purchases of loans from Capital Crossing Bank	—	(15,343)	(4,272)
Proceeds from loan sales	2,672	—	495

Net cash provided by investing activities	26,231	7,875	34,422

Cash flows used in financing activities:
Issuance of preferred stock, Series D	—	—	35,259
Repurchase of preferred stock, Series B	—	(3)	(1)
Payment of preferred stock dividends	(6,529)	(6,529)	(4,590)
Payment of common stock dividend	(5,591)	(5,930)	(19,639)
Return of capital to common stockholder	(29,409)	(14,070)	(30,361)

Net cash used in financing activities	(41,529)	(26,532)	(19,332)

Net change in cash and cash equivalents	(4,506)	(7,001)	29,562
Cash and cash equivalents at beginning of year	88,406	95,407	65,845

Cash and cash equivalents at end of year	$83,900	$88,406	$95,407

See accompanying notes to financial statements.

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

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

On September 19, 2006, Capital Crossing announced that it had signed a definitive merger agreement whereby Capital Crossing would be acquired by Lehman Brothers Bank, FSB, a subsidiary of Lehman Brothers, the global investment bank. Under the terms of the agreement, Lehman Brothers will pay $30.00 per share in cash in exchange for each outstanding share of Capital Crossing. The acquisition is subject to customary closing conditions and regulatory approvals. These approvals include the approval of the OTS, the FDIC, the Massachusetts Commissioner of Banks and the Board of Governors of the Federal Reserve System. The merger is also subject to a determination from the Board of Governors of the Federal Reserve System that the requirements under the Bank Holding Company Act of 1956, as amended, do not apply to Lehman Bank by virtue of its momentary ownership of Capital Crossing as a stand-alone bank prior to its merger into Lehman Bank.

In November 2006, the Board of Governors of the Federal Reserve System determined that the requirements under the Bank Holding Company Act do not apply to Lehman Bank in the case of this transaction. In January 2007, Lehman Bank received the necessary approvals from the OTS and the FDIC. On January 22, 2007, a public hearing was held before the Massachusetts Board of Bank Incorporation pursuant to notice duly given. On January 23, 2007, Capital Crossing received the requisite shareholder approval to consummate the merger.

Pursuant to the merger agreement, following approval of the transaction by the Massachusetts Commissioner of Banks and the Massachusetts Board of Bank Incorporation, the acquisition is expected to be completed within two business days.

Following consummation of the merger, Capital Crossing Preferred will become a subsidiary of Lehman Bank. Lehman Bank will own all of the outstanding common stock of Capital Crossing Preferred. All of the series of Capital Crossing Preferred’s preferred stock will remain outstanding and remain subject to their existing terms and conditions, including their respective call features.

On January 16, 2007, Capital Crossing Preferred’s Board of Directors voted to amend Capital Crossing Preferred’s charter, subject to completion of the merger. The automatic exchange of the Series A, Series C and

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2006, 2005 and 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Series D preferred shares into preferred shares of Capital Crossing will be amended to be exchangeable into preferred shares of Lehman Bank. This amendment requires the vote of Capital Crossing Preferred’s common stockholder, which has been received and is subject to completion of the merger with Lehman Bank.

On January 29, 2007, Capital Crossing Preferred’s Board of Directors voted to redeem the Series A preferred shares and Series C preferred shares, subject to completion of the pending merger with Lehman Bank and regulatory approvals, if necessary. The redemption notice to holders of the Series A and Series C preferred shares will be mailed following the completion of the pending merger with Lehman Bank. The Series B preferred shares and Series D preferred shares will remain outstanding and remain subject to their existing terms and conditions, including their respective call features.

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

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2006, 2005 and 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effective January 1, 2005, and as a result of the required adoption of Statement of Position (“SOP”) No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” Capital Crossing Preferred was required to change its discount accounting as it relates to acquired loans which, at acquisition, have evidence of deterioration of credit quality since origination and, for which it is probable that Capital Crossing Preferred will be unable to collect all contractually required payments. For such loans, the excess of the undiscounted contractual cash flows over the undiscounted cash flows estimated at the time of acquisition is not accreted into income (nonaccretable discount). The remaining amount, representing the excess of the loan’s estimated cash flows over the purchase price, is accreted into income over the life of the loan (accretable discount).

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

Gains and losses on sales of loans are determined using the specific identification method. The excess (deficiency) of any cash received as compared to the net investment is recorded as gain (loss) on sales of loans. There are no loans held for sale at December 31, 2006 and 2005.

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2006, 2005 and 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In determining the adequacy of the allowance for loan losses, management makes significant judgments. Management initially reviews its loan portfolio to identify loans for which specific allocations are considered prudent. Specific allocations include the results of measuring impaired loans under Statement of Financial Accounting Standards (“SFAS”) No. 114 “Accounting by Creditors for Impairment of a Loan.” Next,

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2006, 2005 and 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

management considers the level of general loan allowances deemed appropriate for loans. General risk allocations are determined by a formula whereby the portfolio is stratified by type and internal risk rating categories. Loss factors are then applied to each strata based on various considerations including collateral type, loss experience, delinquency trends, current economic conditions, industry standards, and regulatory guidelines. Additional considerations influencing such loss factors are particular concentrations within the portfolio, such as the concentration of loans in California, which accounted for approximately 54.3% of the net mortgage portfolio at December 31, 2006 and concentrations of loans to individual borrowers. The allowance for loan losses is management’s estimate of the probable loan losses incurred as of the balance sheet date. There can be no assurance that Capital Crossing Preferred’s actual losses with respect to loans will not exceed its allowance for loan losses.

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

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2006, 2005 and 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Concluded)

management of Capital Crossing Preferred believes it will qualify as a REIT for federal income tax purposes, no provision for income taxes is included in the accompanying financial statements.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48 (“Interpretation 48”), “Accounting for Income Tax Uncertainties.” Interpretation 48 supplements FASB Statement 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The term “more-likely-than-not” means a likelihood of more than 50 percent. Interpretation 48 is effective as of January 1, 2007. At adoption, financial statements must be adjusted to reflect only those tax positions that are more likely-than-not to be sustained as of the adoption date. Capital Crossing Preferred does not believe that Interpretation 48 will have a material impact on its financial statements.

2.	LOANS, NET

A summary of the balances of loans follows:

	December 31,
	2006	2005
	(In Thousands)

Mortgage loans on real estate:
Commercial real estate	$57,607	$76,398
Multi-family residential	32,412	38,392
One-to-four family residential	924	1,305

Total real estate loans	90,943	116,095
Other loans	14	21

Total loans, net of discounts	90,957	116,116

Less:
Allowance for loan losses	(1,519)	(1,981)
Net deferred loan fees	(47)	(55)

Loans, net	$89,391	$114,080

Included in net loans are $25,442,000, which have been pledged to the Federal Home Loan Bank of Boston (“FHLBB”) in connection with advances made to Capital Crossing. Also included in net loans, at December 31, 2006 and 2005, are approximately $299,000 and $1,522,000 of loans (of which none are non-performing), respectively, for which the net recorded investment represents the amortized cost of these loans, where at acquisition, the amounts of reasonably estimable and probable discounted future cash collections were less than the contractual balances owed. These loans were purchased at a price to yield a market rate of interest after considering the credit quality of the loans at acquisition and the aforementioned expected future cash collections. The excess of the contractual balances over the amount of reasonably estimable and probable discounted future cash collections represents the predominant portion of the $215,000 and $754,000 of nonaccretable discount December 31, 2006 and 2005, respectively.

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2006, 2005 and 2004

2. LOANS, NET (Continued)

Activity in the allowance for loan losses follows:

	Years Ended December 31,
	2006	2005	2004
	(In Thousands)

Balance at beginning of year	$1,981	$2,497	$3,281
Credit for loan losses	(406)	(516)	(810)
Additions in connection with loans purchased or transferred	—	—	75
Allowance related to loans sold	(56)	—	(49)

Balance at end of year	$1,519	$1,981	$2,497

Activity in the nonaccretable discount follows:

	Years Ended December 31,
	2006	2005	2004
	(In Thousands)

Balance at beginning of year	$754	$883	$1,524
Accretion(1)	(49)	(75)	(94)
Transfers to accretable discount upon improvements in cash flows	—	(54)	(436)
Increases related to loan restructures	126	—	—
Net reductions related to resolutions and restructures	(126)	—	—
Net reductions relating to loans sold or distributed	(490)	—	(111)

Balance at end of year	$215	$754	$883

(1)	Accretion of nonaccretable discount is recognized using the cost recovery method.

No loans acquired in 2006 and 2005 were within the scope of SOP No. 03-3.

The total net investment balance of impaired loans at December 31, 2006 and 2005 amounted to $416,000 and $333,000, respectively. There were no valuation allowances related to impaired loans at December 31, 2006 and 2005.

	Years Ended December 31,
	2006	2005	2004
	(In Thousands)

Average investment in impaired loans	$502	$871	$400

Interest income recognized on impaired loans	$160	$122	$45

Interest income recognized on a cash basis on impaired loans	$160	$122	$24

3.	PREFERRED STOCK

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

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2006, 2005 and 2004

3.	PREFERRED STOCK (Continued)

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

On January 16, 2007, Capital Crossing Preferred’s Board of Directors voted to amend Capital Crossing Preferred’s charter, subject to completion of the merger. The automatic exchange of the Series A, Series C and Series D preferred shares into preferred shares of Capital Crossing will be amended to be exchangeable into preferred shares of Lehman Bank. This amendment requires the vote of Capital Crossing Preferred’s common stockholder, which has been received and is subject to completion of the merger with Lehman Bank.

On January 29, 2007, Capital Crossing Preferred’s Board of Directors voted to redeem the Series A preferred shares and Series C preferred shares, subject to completion of the pending merger with Lehman Bank and regulatory approvals, if necessary. The redemption notice to holders of the Series A and Series C preferred shares will be mailed following the completion of the pending merger with Lehman Bank. The Series B preferred shares and Series D preferred shares will remain outstanding and remain subject to their existing terms and conditions, including their respective call features.

Shares of preferred stock have been and may again be issued from time-to-time in one or more series, and Capital Crossing Preferred’s Board of Directors is authorized to determine the rights, preferences, privileges, and restrictions, including the dividend rights, conversion rights, voting rights, terms of redemption, redemption price or prices, and liquidation preferences, of any series of preferred stock, and to fix the number of shares of any such series of preferred stock without any further vote or action by the shareholders. The

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2006, 2005 and 2004

3. PREFERRED STOCK (Concluded)

voting and other rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. The issuance of shares of preferred stock, while providing desirable flexibility in connection with acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding voting stock of Capital Crossing. At December 31, 2006, 2,000,000 shares of Undesignated Preferred Stock and 7,014,000 shares of Excess Preferred Stock are authorized and unissued. Shares of Preferred Stock of Capital Crossing Preferred may be converted into shares of Excess Preferred Stock upon the occurrence of certain events which would cause Capital Crossing Preferred to no longer be treated as a REIT for federal income tax purposes. Shares of Excess Preferred Stock would be issued, if ever, for the sole purpose of retaining Capital Crossing Preferred’s REIT status. Holders of Excess Preferred Shares shall be entitled to the same distribution, liquidation and voting rights as holders of that series of Preferred Stock which was converted into Excess Preferred Stock.

4.	RELATED PARTY TRANSACTIONS

Capital Crossing performs advisory services and services the loans owned by Capital Crossing Preferred. The servicing and advisory fee rate is .25% per annum, payable monthly, of the average outstanding principal balance of the loans for the immediately preceding month. Servicing and advisory fees for the years ended December 31, 2006, 2005 and 2004 totaled $299,000, $343,000, and $377,000, respectively, of which $21,000, $27,000, and $29,000, respectively, are included in accrued expenses and other liabilities at December 31, 2006, 2005 and 2004, respectively.
Capital Crossing Preferred periodically purchases loans from Capital Crossing. Capital Crossing also periodically makes capital contributions to Capital Crossing Preferred in the form of mortgage loans. The carrying value of these loans approximated their fair values at the date of purchase or contribution. The total carrying value, including accrued interest, of loans purchased from Capital Crossing for the years ended December 31, 2005 and 2004 was $15,343,000 and $4,272,000, respectively. No loans were purchased in 2006. No loans were contributed in 2006, 2005 or 2004.

The following table summarizes capital transactions between Capital Crossing Preferred and Capital Crossing:

	Years Ended December 31,
	2006	2005	2004
	(In Thousands)

Returns of capital to Capital Crossing	$29,409	$14,070	$30,361
Common stock dividends paid to Capital Crossing	5,591	5,930	19,639
Series B preferred stock dividends paid to Capital Crossing	72	72	72

Effective July 1, 2000, Capital Crossing Preferred entered into an agreement to make certain assets available to be pledged in connection with Capital Crossing’s FHLBB advances. Capital Crossing Preferred receives an annual fee of $80,000 under this agreement. Guarantee fee income for the years ended December 31, 2006, 2005 and 2004 was $80,000 in each year. At December 31, 2006, Capital Crossing Preferred had pledged $25,442,000 of its assets to secure the FHLBB advances to Capital Crossing. In connection with the guarantee agreement, Capital Crossing Preferred has guaranteed all of the obligations of Capital Crossing under advances Capital Crossing may receive from time to time from the FHLBB.

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2006, 2005 and 2004

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

The estimated fair values, and related carrying amounts, of Capital Crossing Preferred’s financial instruments are as follows:

	December 31,
	2006		2005
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)

Cash and cash equivalents	$83,900	$83,900	$88,406	$88,406
Certificate of deposit	200	200	296	296
Loans, net	89,391	86,865	114,080	112,803
Accrued interest receivable	412	412	544	544

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2006, 2005 and 2004

6.	QUARTERLY DATA (UNAUDITED)

	Years Ended December 31,
	2006				2005
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In Thousands)

Interest income(1)	$2,480	$3,265	$2,597	$2,578	$3,048	$3,702	$2,874	$2,750
(Provision) credit for loan losses	168	171	54	13	(9)	182	215	128
Other income(2)	20	292	306	502	20	20	20	20
Operating expenses(3)	2	86	122	116	112	109	150	140

Net income	2,666	3,642	2,835	2,977	2,947	3,795	2,959	2,758
Preferred stock dividends	1,631	1,633	1,633	1,632	1,631	1,633	1,633	1,632

Net income available to common stockholder	$1,035	$2,009	$1,202	$1,345	$1,316	$2,162	$1,326	$1,126

(1)	Fluctuations in the third quarters of 2006 and 2005 are due to the levels of income recognized when loans are paid off.

(2)	Fluctuations in the first, second and third quarters of 2006 are due to gains on sales of loans.

(3)	Fluctuation in the fourth quarter of 2006 is primarily due an increase in legal fee reimbursements collected from borrowers.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Capital Crossing Preferred’s management, with the participation of its President and Treasurer, evaluated the effectiveness of Capital Crossing Preferred’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006. Based on this evaluation, Capital Crossing Preferred’s President and Treasurer concluded that, as of December 31, 2006, Capital Crossing Preferred’s disclosure controls and procedures were (1) designed to ensure that material information relating to Capital Crossing Preferred is made known to the President and Treasurer by others within the entity, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by Capital Crossing Preferred in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

No change to our internal control over financial reporting occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s) Held(1)

Richard Wayne	54	President, Director
Edward F. Mehm	42	Vice President, Treasurer, Director
Bradley M. Shron	50	Vice President, Clerk
Nicholas W. Lazares	55	Director
Jeffrey Ross	62	Director
Kirk Sykes	48	Director
Dr. John Lapidus	50	Director

(1)	Unless otherwise indicated below, each person has held the same position for at least the past five years.

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

Bradley M. Shron.  Mr. Shron has been a Vice President and Clerk of Capital Crossing Preferred since March 1998. Mr. Shron has served as Executive Vice President, General Counsel and Secretary of Capital Crossing since April 2000.

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

The Board of Directors and its Committees

The Board of Directors has established two standing committees. The Board of Directors held four meetings and acted by written consent nine times during 2006. During 2006, each director attended at least 75% of the total number of meetings of the Board of Directors and of the committees of which he or she was a member.

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

The Audit Committee held four meeting in 2006. The Board of Directors has determined that no member of the Audit Committee meets the specific qualification of an “audit committee financial expert” as defined in the applicable rules promulgated by the Securities and Exchange Commission. The Board of Directors has not commenced a search for an individual who meets the specific qualification of an “audit committee financial expert” because the Board believes that the members of the Audit Committee are financially literate and, further, that the Audit Committee has functioned well in the past. The Board of Directors also recognizes the fact that Capital Crossing Preferred’s financial results are consolidated into those of Capital Crossing and such results are, accordingly, also reviewed by the Audit Committee of the Board of Directors of Capital Crossing.

Nominating Committee.  Capital Crossing Preferred has a Nominating Committee, which consists of Messrs. Ross and Sykes and Dr. Lapidus. Each member of the Nominating Committee satisfies the standards for independence promulgated by Nasdaq. The function of the Nominating Committee is to review and nominate qualified individuals to serve as Directors of Capital Crossing Preferred. The Nominating Committee reports its activities to the Board of Directors. The Nominating Committee will consider director nominees recommended by holders of voting securities. Any holder of voting securities wishing to nominate a candidate for director must be a shareholder of record at the time it gives notice of such nomination. Capital Crossing Bank is the sole holder of voting securities who may recommend director nominees. The Nominating Committee did not meet during 2006. In addition to considering director nominees recommended by shareholders, the Nominating Committee will consider nominees recommended by the Board of Directors and, if necessary, retain independent advisors to assist in identifying qualified individuals. In accordance with the charter of the Nominating Committee, a candidate for director must possess the highest personal and professional integrity, have demonstrated exceptional ability and judgment and have the ability to work effectively with other members of the Board of Directors, and provide the skills and expertise appropriate to best serve the long-term financial interests of the shareholders. The Nominating Committee’s process for evaluating candidates is to meet with the candidate to assess his or her experience and qualifications; to consider the nominee at a formal meeting of the Nominating Committee; and ultimately to make a recommendation to the Board of Directors as to whether the nominee should be nominated for election as a director.

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

Compensation of Directors

In 2006, Capital Crossing Preferred paid its non-executive directors an annual fee of $10,000 each for their services as directors. Capital Crossing Preferred does not pay any compensation to its other directors. No director of Capital Crossing Preferred was granted stock awards, option awards, any bonus or other non-equity incentive or any other type or form of compensation in 2006.

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

The following table sets forth, as of January 12, 2007, the number and percentage of outstanding shares of common stock, Series A preferred, Series B and Series C preferred shares beneficially owned by (i) each person known by Capital Crossing Preferred to be the beneficial owner of more than five percent of such shares; (ii) each director of Capital Crossing Preferred; (iii) each executive officer of Capital Crossing Preferred; and (iv) all executive officers and directors of Capital Crossing Preferred as a group. The persons or entities named in the table have sole voting and sole investment power with respect to each of the shares beneficially owned by such person or entity. The calculations were based on a total of 100 shares of common stock, 1,416,130 Series A preferred shares, 937 Series B preferred shares, 1,840,000 Series C preferred shares and 1,500,000 Series D preferred shares outstanding as of such date.

Percentage of
Name and Address of Beneficial Owner(1)	Amount of Shares (Class)	Outstanding Shares

Capital Crossing Bank	100 shares of common stock	100.0%
	900 Series B preferred shares	96.1%
Edward F. Mehm(2)(3)	2 Series B preferred shares(4)	*
Nicholas W. Lazares(3)	2 Series B preferred shares (4) 5,000 Series A preferred shares(5)	*
Bradley M. Shron(2)	—	*
Richard Wayne(2)(3)	2 Series B preferred shares(4)	*
Jeffrey Ross(3)	8,900 Series C preferred shares	*
Kirk Sykes	—	*
Dr. John Lapidus(3)	2,500 Series A preferred shares	*
	5,000 Series C preferred shares	*
All executive officers and directors as a Group (7 persons)	2,500 Series A preferred shares	*
	6 Series B preferred shares	*
	13,900 Series C preferred shares	*

*	Less than 1%.

(1)	The address of each beneficial owner is c/o Capital Crossing Preferred Corporation, 101 Summer Street, Boston, Massachusetts 02110.

(2)	Executive officer of Capital Crossing Preferred.

(3)	Director of Capital Crossing Preferred.

(4)	Includes one share held of record by such person’s spouse.

(5)	Consists of shares owned by Mr. Lazares, as trustee of trusts for the benefit of Mr. Lazares’ mother. Mr. Lazares disclaims beneficial ownership of these shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Servicing Agreement

Capital Crossing Preferred’s loan portfolio is serviced by Capital Crossing pursuant to the terms of a master service agreement entered into between the two parties. Capital Crossing in its role as servicer under the terms of the master service agreement receives an annual servicing fee equal to 0.20%, payable monthly, of the gross outstanding principal balances of loans in the loan portfolio for the immediately preceding month. For the year ended December 31, 2006, Capital Crossing Preferred incurred $239,000 in servicing fees to Capital Crossing.

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

Advisory Agreement

Capital Crossing Preferred has entered into an advisory agreement with Capital Crossing to administer the day-to-day operations of Capital Crossing Preferred. Capital Crossing is paid an annual advisory fee equal to 0.05%, payable monthly, of the gross average outstanding principal balance of loans in Capital Crossing Preferred’s loan portfolio for the immediately preceding month, plus reimbursement for certain expenses incurred by Capital Crossing as advisor. For the year ended December 31, 2006, Capital Crossing Preferred incurred $60,000 in servicing fees payable to Capital Crossing. As advisor, Capital Crossing is responsible for:

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

Following the completion of the pending merger with Lehman Bank, Capital Crossing, as a division of Lehman Bank, will continue to provide Capital Crossing Preferred servicing and advisory services under the master service agreement and advisory agreement discussed above.

Guarantee and Pledge of Assets

Capital Crossing Preferred has guaranteed obligations of Capital Crossing to the FHLBB and has agreed to pledge a significant amount of its assets as collateral for advances Capital Crossing may receive from time to time from the FHLBB. At December 31, 2006 and 2005, Capital Crossing had outstanding FHLBB advances of $169.3 million and $211.9 million, respectively, for each year. Effective July 1, 2000, Capital Crossing Preferred entered into an agreement to make certain assets available to be pledged in connection with FHLBB borrowings of Capital Crossing. Capital Crossing Preferred receives an annual fee of $80,000 from Capital Crossing under this agreement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.  Capital Crossing Preferred paid KPMG LLP $32,500 and $31,000 in fees for its professional services rendered for the audit of the Capital Crossing Preferred’s financial statements for the year ended December 31, 2006 and 2005, respectively, and the reviews of the financial statements included in its quarterly reports on Form 10-Q during the year.

Tax Fees.  Capital Crossing Preferred did not pay KPMG LLP any fees for tax compliance, tax advice and tax planning services for 2005 or 2006.

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

(b) Reports on Form 8-K: None.

(c) Exhibits:

Exhibit No.		Description

3.1		Restated Articles of Organization of Capital Crossing Preferred, incorporated by reference from Capital Crossing Preferred’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the ‘‘1998 Form 10-K”).
3.2		Articles of Amendment to Restated Articles of Organization of Capital Crossing Preferred reflecting change of its name filed with the Secretary of the Commonwealth of Massachusetts on March 12, 2001, incorporated by reference from Capital Crossing Preferred’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
3.3		Amended and Restated By-laws of Capital Crossing Preferred, incorporated by reference from the 1998 Form 10-K.
4.1		Specimen of certificate representing Series A preferred shares, incorporated by reference from Capital Crossing Preferred’s registration statement on Form S-11 (No. 333-66677), filed November 3, 1998, as amended (the ‘‘1998 Form S-11”).
10.1		Master Mortgage Loan Purchase Agreement between Capital Crossing Preferred and Capital Crossing Bank, incorporated by reference from the 1998 Form S-11.
10.2		Master Service Agreement between Capital Crossing Preferred and Capital Crossing Bank, incorporated by reference from the 1998 Form S-11.
10.3		Advisory Agreement between Capital Crossing Preferred and Capital Crossing Bank, incorporated by reference from the 1998 Form S-11.
10.4		Form of Letter Agreement between Capital Crossing Preferred and Capital Crossing Bank regarding issuance of certain securities, incorporated by reference from the 1998 Form S-11.
+12		Statement Regarding Computation of Ratios.
+14		Code of Business Conduct and Ethics of Capital Crossing Bank.
+31	.1	Rule 13a-14(a) Certification signed by Richard Wayne, President (Chief Executive Officer).
+31	.2	Rule 13a-14(a) Certification signed by Edward F. Mehm, Treasurer (Principal Financial Officer).
+32		Rule 13a-14(b) Certification signed by Richard Wayne, President (Chief Executive Officer) and Edward F. Mehm, Treasurer (Principal Financial Officer).

+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Capital Crossing Preferred Corporation

By:	/s/ Richard Wayne
Richard Wayne
President
Date: January 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dated indicated.

Signature	Title	Date

/s/ Richard Wayne Richard Wayne	President and Director (Principal Executive Officer)	January 30, 2007

/s/ Edward F. Mehm Edward F. Mehm	Vice President, Treasurer and Director (Principal Financial Officer)	January 30, 2007

/s/ Nancy E. Coyle Nancy E. Coyle	Controller and Chief Accounting Officer	January 30, 2007

/s/ Nicholas W. Lazares Nicholas W. Lazares	Director	January 30, 2007

/s/ Jeffrey Ross Jeffrey Ross	Director	January 30, 2007

/s/ Kirk Sykes Kirk Sykes	Director	January 30, 2007

/s/ Dr. John Lapidus Dr. John Lapidus	Director	January 30, 2007

EXHIBIT INDEX

Exhibit	Name

12	Statement Regarding Computation of Ratios
14	Code of Business Conduct and Ethics
31.1	Rule 13a-14(a) Certification signed by Richard Wayne, President (Chief Executive Officer)
31.2	Rule 13a-14(a) Certification signed by Edward F. Mehm, Treasurer (Principal Financial Officer)
32	Rule 13a-14(b) Certification signed by Richard Wayne, President (Chief Executive Officer) and Edward F. Mehm, Treasurer (Principal Financial Officer)