Form 10-Q
period 2007-03-31
CAPITAL CROSSING PREFERRED CORP
filed 2007-05-14
CIK 1072806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of May 14, 2007: 100.

No common stock was held by non-affiliates of the issuer.

Capital Crossing Preferred Corporation

Table of Contents

PART I – Financial Information

Page

Item 1. Financial Statements (unaudited):

Balance Sheets	1

Statements of Income	2

Statements of Changes in Stockholders' Equity	3

Statements of Cash Flows	4

Notes to Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	6

Executive Level Overview	6

Application of Critical Accounting Policies and Estimates	7

Results of Operations	9

Changes in Financial Conditions	10

Interest Rate Risk	12

Significant Concentration of Credit Risk	12

Liquidity Risk Management	12

Impact of Inflation and Changing Prices	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	13

Item 4. Controls and Procedures	14

PART II – Other Information

Item 1A. Risk Factors	14

Item 4. Submission of Matters to a Vote of Security Holders	14

Item 5. Other Information	15

Item 6. Exhibits	15

Signatures	16

Exhibit Index	17

PART I

Item 1. Financial Statements

Capital Crossing Preferred Corporation

Balance Sheets

(unaudited)

	March 31,	December 31,
	2007	2006
	(in thousands)
ASSETS

Cash account with parent	$ 204	$ 203
Interest bearing deposits with parent	55,341	83,697
Total cash and cash equivalents	55,545	83,900
Certificate of deposit	200	200
Loans, net of discounts and net deferred loan income	86,947	90,910
Less allowance for loan losses	(1,415)	(1,519)
Loans, net	85,532	89,391
Accrued interest receivable	406	412
Other assets	3	-
	$ 141,686	$ 173,903

LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses and other liabilities	$ 921	$ 1,216
Total liabilities	921	1,216
Stockholders' equity:
Preferred stock, Series A, 9.75% non-cumulative,
exchangeable; $.01 par value; $10 liquidation value
per share; 1,449,000 shares authorized, 1,416,130 shares
issued and outstanding at December 31, 2006	-	14
Preferred stock, Series B, 8% cumulative, non-convertible;
$.01 par value; $1,000 liquidation value per share plus
accrued dividends; 1,000 shares authorized, 937 shares
issued and outstanding	-	-
Preferred stock, Series C, 10.25% non-cumulative, exchangeable;
$.01 par value; $10 liquidation value per share; 1,840,000 shares authorized, 1,840,000 shares issued and outstanding at December
31, 2006	-	18
Preferred stock, Series D, 8.50% non-cumulative, exchangeable;
$.01 par value; $25 liquidation value per share; 1,725,000 shares
authorized, 1,500,000 shares issued and outstanding	15	15
Common stock, $.01 par value, 100 shares authorized,
issued and outstanding	-	-
Additional paid-in capital	140,111	172,640
Retained earnings	639	-
Total stockholders' equity	140,765	172,687
	$ 141,686	$ 173,903

See accompanying notes to financial statements.

Capital Crossing Preferred Corporation
Statements of Income

(unaudited)

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Interest income:
Interest and fees on loans	$ 1,949	$ 2,332
Interest on interest-bearing deposits	231	246
Total interest income	2,180	2,578
Credit for loan losses	104	13
Total interest income, after credit for loan losses	2,284	2,591
Other income:
Gain on sales of loans	-	482
Guarantee fee income	20	20
Total other income	20	502

Operating expenses:
Loan servicing and advisory services	62	80
Other general and administrative	43	36
Total operating expenses	105	116
Net income	2,199	2,977

Preferred stock dividends	1,560	1,632
Net income available to common stockholder	$ 639	$ 1,345

See accompanying notes to financial statements.

Capital Crossing Preferred Corporation
Statements of Changes in Stockholders’ Equity
(unaudited)

	Three Months Ended March 31, 2007
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
	(dollars in thousands)

Balance at December 31, 2006	1,416,130	$ 14	937	$ -	1,840,000	$ 18	1,500,000	$ 15	100	$ -	$ 172,640	$ -	$ 172,687
Net income	-	-	-	-	-	-	-	-	-	-	-	2,199	2,199
Redemption of preferred stock,
Series A and C	(1,416,130)	(14)	-	-	(1,840,000)	(18)	-	-	-	-	(32,529)	-	(32,561)
Dividends on preferred stock,
Series A	-	-	-	-	-	-	-	-	-	-	-	(314)	(314)
Cumulative dividends on
preferred stock, Series B	-	-	-	-	-	-	-	-	-	-	-	(19)	(19)
Dividends on preferred stock,
Series C	-	-	-	-	-	-	-	-	-	-	-	(430)	(430)
Dividends on preferred stock,
Series D	-	-	-	-	-	-	-	-	-	-	-	(797)	(797)
Balance at March 31, 2007	-	$ -	937	$ -	-	$ -	1,500,000	$ 15	100	$ -	$ 140,111	$ 639	$ 140,765

	Three Months Ended March 31, 2006
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
	(dollars in thousands)

Balance at December 31, 2005	1,416,130	$ 14	937	$ -	1,840,000	$ 18	1,500,000	$ 15	100	$ -	$ 202,049	$ -	$ 202,096
Net income	-	-	-	-	-	-	-	-	-	-	-	2,977	2,977
Dividends on preferred stock,
Series A	-	-	-	-	-	-	-	-	-	-	-	(345)	(345)
Cumulative dividends on
preferred stock, Series B	-	-	-	-	-	-	-	-	-	-	-	(19)	(19)
Dividends on preferred stock,
Series C	-	-	-	-	-	-	-	-	-	-	-	(471)	(471)
Dividends on preferred stock,
Series D	-	-	-	-	-	-	-	-	-	-	-	(797)	(797)
Balance at March 31, 2006	1,416,130	$ 14	937	$ -	1,840,000	$ 18	1,500,000	$ 15	100	$ -	$ 202,049	$ 1,345	$ 203,441

See accompanying notes to financial statements.

Capital Crossing Preferred Corporation
Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Cash flows provided by operating activities:
Net income	$ 2,199	$ 2,977
Adjustments to reconcile net income to net cash provided by operating activities:
Credit for loan losses	(104)	(13)
Gain on sales of loans	-	(482)
Other, net	(292)	3

Net cash provided by operating activities	1,803	2,485

Cash flows provided by investing activities:
Loan repayments	3,963	2,870
Proceeds from loan sales	-	775
Net decrease in certificate of deposit	-	96

Net cash provided by investing activities	3,963	3,741

Cash flows used in financing activities:
Redemption of preferred stock, Series A and C	(32,561)	-
Payment of preferred stock dividends	(1,560)	(1,632)

Net cash used in financing activities	(34,121)	(1,632)

Net (decrease) increase in cash and cash equivalents	(28,355)	4,594
Cash and cash equivalents at beginning of period	83,900	88,406

Cash and cash equivalents at end of period	$ 55,545	$ 93,000

See accompanying notes to financial statements.

Capital Crossing Preferred Corporation

Notes to Financial Statements

Three Months Ended March 31, 2007 and 2006

Note 1.	Basis of Presentation

Capital Crossing Preferred Corporation (“Capital Crossing Preferred”) is a Massachusetts corporation organized on March 20, 1998, to acquire and hold real estate assets. Lehman Brothers Bank, FSB (“Lehman Bank”), a subsidiary of Lehman Brothers Holdings Inc. (“LBHI” LBHI with its subsidiaries, “Lehman Brothers”), owns all of Capital Crossing Preferred’s common stock. Lehman Bank is in compliance with its regulatory capital requirements at March 31, 2007. Prior to the merger with Lehman Bank, which is further discussed below, Capital Crossing Preferred was a subsidiary of Capital Crossing Bank (“Capital Crossing”), a federally insured Massachusetts trust company, and Capital Crossing owned all of Capital Crossing Preferred’s common stock.

On September 19, 2006, Capital Crossing announced that it had signed a definitive merger agreement whereby Capital Crossing would be acquired by Lehman Bank through a two step merger transaction. Under the terms of the agreement, Lehman Brothers paid $30.00 per share in cash in exchange for each outstanding share of Capital Crossing. The acquisition was subject to customary closing conditions and regulatory approvals. The final approvals were received on February 13, 2007 and on February 14, 2007, an interim thrift subsidiary of Lehman Bank was merged into Capital Crossing. Immediately following such merger, Capital Crossing was merged into Lehman Bank.

On January 16, 2007, Capital Crossing Preferred’s Board of Directors voted to amend Capital Crossing Preferred’s charter, subject to completion of the merger. The exchange of the Series A, Series C and Series D preferred shares into preferred shares of Capital Crossing was amended to be exchangeable into preferred shares of Lehman Bank. This amendment was approved by Capital Crossing Preferred’s common stockholder. On January 29, 2007, Capital Crossing Preferred’s Board of Directors voted to redeem the Series A preferred shares and Series C preferred shares. The redemption notice to holders of the Series A and Series C preferred shares was mailed following the completion of the merger with Lehman Bank. On March 23, 2007, Capital Crossing Preferred redeemed the Series A and C preferred shares. The Series B preferred shares and Series D preferred shares will remain outstanding and remain subject to their existing terms and conditions, including their respective call features.

The financial information as of March 31, 2007 and the results of operations, changes in stockholders’ equity and cash flows for the three months ended March 31, 2007 and 2006 are unaudited; however, in the opinion of management, the financial information reflects all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America. The interim financial statements for the three months ended March 31, 2007 and 2006 are comparable as there were no changes in accounting principles as a result of the merger. Interim results are not necessarily indicative of results to be expected for the entire year. These interim financial statements are intended to be read in conjunction with the financial statements presented in Capital Crossing Preferred’s Annual Report on Form 10-K as of and for the year ended December 31, 2006.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48 (“Interpretation 48”), “Accounting for Income Tax Uncertainties.” Interpretation 48 supplements FASB Statement 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The term “more-likely-than-not” means a likelihood of more than 50 percent. Interpretation 48 is effective as of January 1, 2007. At adoption, financial statements must be adjusted to reflect only those tax positions that are more likely-than-not to be sustained as of the adoption date. The adoption of Interpretation 48 did not have a material impact on Capital Crossing Preferred’s financial statements.

Note 3.	Commitments, Contingencies and Guarantees

Guarantees

Capital Crossing Preferred has guaranteed all of the obligations of Lehman Bank under advances Lehman Bank may receive from time to time from the Federal Home Loan Bank of Boston (“FHLBB”). These FHLBB guarantee obligations were assumed by Lehman Bank pursuant to the merger. Capital Crossing Preferred has agreed to pledge a significant amount of its assets. This guarantee would rank senior to the outstanding preferred shares upon liquidation. Capital Crossing Preferred’s obligations under this agreement are limited by applicable laws pertaining to fraudulent conveyance and fraudulent transfer. The assets pledged to the FHLBB will vary from time to time, however the potential exists for Capital Crossing Preferred to pledge all of its assets to the FHLBB to secure advances to Lehman Bank. In addition, Lehman Bank has pledged to the FHLBB all of the shares of Capital Crossing Preferred’s capital stock it owns as collateral for its FHLBB borrowings. Under the terms of the pledge, if Lehman Bank becomes undercapitalized, the FHLBB may require Lehman Bank to dissolve Capital Crossing Preferred such that the assets of Capital Crossing Preferred are distributed to Lehman Bank. In such circumstance, holders of the Series D preferred stock would receive their liquidation preference only to the extent there are available proceeds from the liquidation of the assets of Capital Crossing Preferred following satisfaction of its outstanding obligations, including its guarantee of Lehman Bank’s FHLBB borrowings. As of March 31, 2007, Lehman Bank had $118.3 million in outstanding FHLBB borrowings.

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

The following discussion of Capital Crossing Preferred’s financial condition, results of operations, capital resources and liquidity should be read in conjunction with the Financial Statements and related Notes included elsewhere herein and the audited Financial Statements and related Notes included in Capital Crossing Preferred’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission, (the “SEC”).

Executive Level Overview

On February 14, 2007 the merger of Capital Crossing into Lehman Bank was completed. As a result, Lehman Bank owns all of Capital Crossing Preferred’s common stock.

On January 29, 2007, Capital Crossing Preferred’s Board of Directors voted to redeem the Series A preferred shares and Series C preferred shares. The redemption notice to holders of the Series A and Series C preferred shares was mailed following the completion of the merger with Lehman Bank. On March 23, 2007, Capital Crossing Preferred redeemed the Series A and Series C preferred shares. The Series B preferred shares and Series D preferred shares will remain outstanding and remain subject to their existing terms and conditions, including their respective call features.

Net income available to the common shareholder decreased $706,000, or 52.5%, to $639,000 for the three months ended March 31, 2007 compared to $1.3 million for the same period in 2006. The decrease from 2006 to 2007 is primarily the result of a decrease in interest income and there were no sales of loans in the 2007 period.

All of the mortgage assets in Capital Crossing Preferred’s loan portfolio at March 31, 2007 were acquired from Capital Crossing and it is anticipated that substantially all additional mortgage assets will be acquired from Lehman Bank. As of March 31, 2007, Capital Crossing Preferred held loans acquired from Capital Crossing with net investment balances of $86.9 million.

Commercial mortgage loans constituted approximately 63.0% of the net loans in Capital Crossing Preferred’s loan portfolio at March 31, 2007 and commercial mortgage loans are generally subject to greater risks than other types of loans. Capital Crossing Preferred’s commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, tend to have shorter maturities than other mortgage loans and may not be fully amortizing. For these reasons, Capital Crossing Preferred may experience higher rates of default on its mortgage loans than it would if its loan portfolio was more diversified and included a greater number of owner-occupied residential or other mortgage loans.

Properties underlying Capital Crossing Preferred’s current mortgage assets are also concentrated primarily in California and New England. As of March 31, 2007, approximately 54.5% of the balances of its mortgage loans were secured by properties located in California and 11.3% in New England. In the instance where either region experiences adverse economic, political or business conditions, Capital Crossing Preferred would likely experience higher rates of loss and delinquency on its mortgage loans.

Since Capital Crossing Preferred is a subsidiary of Lehman Bank, federal bank regulatory authorities will have the right to examine it and its activities and under certain circumstances, to impose restrictions on Lehman Bank or Capital Crossing Preferred which could impact Capital Crossing Preferred’s ability to conduct its business according to its business plan. For instance, if Lehman Bank’s regulators determine that Lehman Bank’s relationship to Capital Crossing Preferred results in an unsafe and unsound banking practice, the regulators could restrict Capital Crossing Preferred’s ability to transfer assets, to make distributions to its stockholders or even require Lehman Bank to sever its relationship with or divest its ownership interest in Capital Crossing Preferred.

Decisions regarding the utilization of Capital Crossing Preferred’s cash are based, in large part, on its future commitments to pay preferred stock dividends. During the first quarter of 2007, the loan portfolio was large enough to generate income resulting in net income, which were 1.41 times fixed charges and preferred stock dividends. Future decisions regarding mortgage asset acquisitions and returns of capital will be based on the level of preferred stock dividends at the time and the required level of income necessary to generate adequate dividend coverage.

Application of Critical Accounting Policies and Estimates

The SEC requires that all registrants discuss their most ‘‘critical accounting policies’’ in management’s discussion and analysis of financial condition and results of operations. The SEC indicated that a ‘‘critical accounting policy’’ is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While Capital Crossing Preferred’s significant accounting policies are more fully described in Note 1 to the Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2006, the following is a summary of the accounting policies believed by management to be most critical in their potential effect on Capital Crossing Preferred’s financial position or results of operations:

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

When a loan is paid-off, the excess of any cash received over the net investment is recorded as interest income. In addition to the amount of purchase discount that is recognized at that time, income may also include interest owed by the borrower prior to Capital Crossing Preferred's acquisition of the loan, interest collected if on non-performing status, prepayment fees and other loan fees.

Gains and losses on sales of loans are determined using the specific identification method. The excess (deficiency) of any cash received as compared to the net investment is recorded as gain (loss) on sales of loans. There were no loans held for sale at March 31, 2007.

Results of Operations for the Three Months Ended March 31, 2007 and 2006

Interest income

The following table sets forth the yields on Capital Crossing Preferred’s earning assets for the periods indicated:

	Three Months Ended March 31,
	2007			2006
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield
	(dollars in thousands)

Loans, net (1)	$ 88,466	$ 1,949	8.93%	$ 113,962	$ 2,332	8.30%
Interest-bearing deposits	82,584	231	1.13	90,367	246	1.10
Total interest-earning assets	$ 171,050	$ 2,180	5.17%	$ 204,329	$ 2,578	5.12%

__________________

(1) Non-performing loans are excluded from average balance calculations.

The decline in interest income for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 is primarily due to a decrease in the average balance of loans and interest bearing deposits offset, in part, by an increase in the yield on loans.

Average loans, net for the three months ended March 31, 2007 totaled $88.5 million compared to $114.0 million for the same period in 2006. This decrease is primarily attributable to loan pay-offs, sales and amortization of loans. No loans were acquired in the first quarter of 2007 or 2006. For the three months ended March 31, 2007, the yield on the loan portfolio increased to 8.93% compared to 8.30% for the same period in 2006. For the three months ended March 31, 2007, interest and fee income recognized on loan payoffs increased $135,000, or 287.2%, to $182,000 from $47,000 for the three months ended March 31, 2006. The level of interest and fee income recognized on loan payoffs varies for numerous reasons, as further discussed below.

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

When a loan is paid off, the excess of any cash received over the net investment is recorded as interest income. In addition to the amount of purchase discount that is recognized at that time, income may also include interest owed by the borrower prior to Lehman Bank’s acquisition of the loan, interest collected if on non-performing status, prepayment fees and other loan fees (‘‘other interest and fee income’’). The following table sets forth, for the periods indicated, the components of interest and fees on loans. There can be no assurance regarding future interest income, including the yields and related level of such income, or the relative portion attributable to loan pay-offs as compared to other sources.

	Three Months Ended March 31,
	2007		2006
	Interest		Interest
	Income	Yield	Income	Yield
	(dollars in thousands)

Regularly scheduled interest and accretion income	$ 1,767	8.10%	$ 2,285	8.13%
Interest and fee income recognized on loan payoffs:
Nonaccretable discount	-	0.00	14	0.05
Accretable discount	161	0.74	21	0.08
Other interest and fee income	21	0.09	12	0.04

	182	0.83	47	0.17
	$ 1,949	8.93%	$ 2,332	8.30%

The amount of loan payoffs and related discount income is influenced by several factors, including the interest rate environment, the real estate market in particular areas, the timing of transactions, and circumstances related to individual borrowers and loans. The amount of individual loan payoffs is often times a result of negotiations between Capital Crossing Preferred and the borrower. Based upon credit risk analysis and other factors, Capital Crossing Preferred will, in certain instances, accept less than the full amount contractually due in accordance with the loan terms.

The average balance of interest-bearing deposits decreased $7.8 million or 8.6% to $82.6 million for the three months ended March 31, 2007, compared to $90.4 million for 2006. The changes in the average balances of interest-bearing deposits are the result of periodic dividend payments, returns of capital and funds used to purchase additional mortgage assets, offset by cash flows from loan repayments. Additionally, on March 23, 2007, Capital Crossing Preferred redeemed the Series A and Series C preferred shares, which caused a decrease of $32.6 million in interest-bearing deposits.

Credit for loan losses

Capital Crossing Preferred recorded credits for loan losses of $104,000 and $13,000 for the three months ended March 31, 2007 and 2006, respectively, to reverse unused general reserves related to loans that have been paid off. The credit for loan losses is based on the volume and types of loan payoffs. As loans pay off, a credit for loan losses is recorded to reduce allowance allocations related to the loans that have paid off for which a related allowance remains unused. The allowance for loan losses is based on the size of the portfolio and its historical performance. The determination of this allowance requires management’s use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. Should the loan portfolio continue to decline without utilization of the allowance for loan losses, future credits for loan losses may be necessary.

Other income

During the three months ended March 31, 2006 there was one loan sale to an unaffiliated third party comprised of three loans, with a carrying value of $293,000 resulting in a gain of $482,000. There were no loan sales during the three months ended March 31, 2007.

Operating expenses

Loan servicing and advisory expenses decreased $18,000, or 22.5%, to $62,000 for the three months ended March 31, 2007 from $80,000 for the three months ended March 31, 2006 as a result of the decrease in the average balance of the loan portfolio.

Other general and administrative expenses increased $7,000 or 19.4%, to $43,000 for the three months ended March 31, 2007 compared to $36,000 for the three months ended March 31, 2006. This increase is primarily attributable to an increase in tax preparation fees as well as a decrease in legal fee reimbursements collected from borrowers previously expensed by Capital Crossing Preferred related to certain loan matters.

Changes in Financial Condition

Interest-bearing deposits with parent

Interest-bearing deposits with parent consist entirely of money market accounts with Lehman Bank at March 31, 2007 and Capital Crossing at December 31, 2006. The balance of interest-bearing deposits decreased $28.4 million to $55.3 million at March 31, 2007 compared to $83.7 million at December 31, 2006. The decrease in the balance of interest-bearing deposits is primarily a result of the redemption of Series A and Series C preferred shares offset, in part, by cash flows from loan repayments.

Loan portfolio

To date, all of Capital Crossing Preferred’s loans have been acquired from Capital Crossing. The following table sets forth information regarding the composition of the loan portfolio at the dates indicated:

	March 31, 2007	December 31, 2006
	(in thousands)
Mortgage loans on real estate:
Commercial real estate	$ 54,794	$ 57,607
Multi-family residential	31,269	32,412
One-to-four family residential	913	924
Total	86,976	90,943
Other	14	14
Total loans, net of discounts	86,990	90,957

Less:
Allowance for loan losses	(1,415)	(1,519)
Net deferred loan fees	(43)	(47)

Loans, net	$ 85,532	$ 89,391

Capital Crossing Preferred acquires primarily performing commercial real estate and multifamily residential mortgage loans. There were no loans acquired during the three months ended March 31, 2007, as the existing portfolio was large enough to generate an adequate dividend ratio.

Capital Crossing Preferred intends that each loan acquired from Lehman Bank in the future will be a whole loan, and will be originated or acquired by Lehman Bank in the ordinary course of its business. Capital Crossing Preferred also intends that all loans held by it will be serviced pursuant to its master service agreement with Lehman Bank.

Non-performing loans, net of discount, totaled $416,000 for March 31, 2007 and December 31, 2006. Loans generally are placed on non-performing status and the accrual of interest and accretion of discount are generally discontinued when the collectibility of principal and interest is not probable or estimable. Unpaid interest income previously accrued on such loans is reversed in the period in which the determination is made by management. A loan is returned to accrual status in the period when it is brought current in accordance with management's anticipated cash flows at the time of acquisition.

Discounts on Acquired Loans. For information relating to Capital Crossing Preferred’s accounting policies related to discounts on acquired loans, see Application of Critical Accounting Policies and Estimates – Discounts on Acquired Loans.

The following table sets forth certain information relating to the activity in the nonaccretable discount for the periods indicated:
	Three Months Ended
	March 31,
	2007	2006
	(in thousands)

Balance at beginning of period	$ 215	$ 754
Accretion(1)	(2)	(20)
Net reductions relating to loans sold	-	(251)
Balance at end of period	$ 213	$ 483

(1) Accretion of nonaccretable discount is recognized using the cost recovery method.

Allowance for Loan Losses. Capital Crossing Preferred's allowance for loan losses at March 31, 2007 was $1.4 million. The determination of this allowance requires the use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. In addition, regulatory agencies periodically review the adequacy of the allowance for loan losses and may require Capital Crossing Preferred to make additions to its allowance for loan losses. While management believes its estimates and assumptions are reasonable, there can be no assurance that they will be proven to be correct in the future. The actual amount of future provisions that may be required cannot be determined, and such provisions may exceed the amounts of past provisions. Management believes that the allowance for loan losses is adequate to absorb the known and inherent risks in Capital Crossing Preferred's loan portfolio at each date based on the facts known to management as of such date. Management continues to monitor and modify the allowances for general and specific loan losses as economic conditions dictate.

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

No loans acquired since the adoption of SOP No. 03-3 were within the scope of the SOP.

The following table sets forth certain information relating to the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
	2007	2006
	(in thousands)

Balance at beginning of period	$ 1,519	$ 1,981
Credit for loan losses	(104)	(13)
Net reduction relating to loans sold	-	(5)
Balance at end of period	$ 1,415	$ 1,963

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

Significant Concentration of Credit Risk

Concentration of credit risk generally arises with respect to Capital Crossing Preferred's loan portfolio when a number of borrowers engage in similar business activities, or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of Capital Crossing Preferred's performance to both positive and negative developments affecting a particular industry or geographic region. Capital Crossing Preferred's balance sheet exposure to geographic concentrations directly affects the credit risk of the loans within its loan portfolio.

At March 31, 2007, 54.5% and 11.3% of Capital Crossing Preferred's net loan portfolio consisted of loans in California and New England, respectively. At December 31, 2006, 54.3% and 12.0% of Capital Crossing Preferred's net real estate loan portfolio consisted of loans located in California and New England, respectively. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political or business developments or natural hazards in California or New England that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages.

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

The acquisition of additional mortgage assets is intended to be funded primarily through repayment of principal balances of mortgage assets by individual borrowers. Capital Crossing Preferred does not have and does not anticipate having any material capital expenditures. To the extent that the Board of Directors determines that additional funding is required, Capital Crossing Preferred may raise such funds through additional equity offerings, debt financing or retention of cash flow (after consideration of provisions of the Internal Revenue Code requiring the distribution by a REIT of at least 90% of its REIT taxable income and taking into account taxes that would be imposed on undistributed income), or a combination of these methods. Except for its obligation to guarantee certain borrowings of Lehman Bank, Capital Crossing Preferred does not currently intend to incur any indebtedness. The organizational documents of Capital Crossing Preferred limit the amount of indebtedness which it is permitted to incur without the approval of the Series D preferred stockholders to no more than 100% of the total stockholders' equity of Capital Crossing Preferred. Any such debt may include intercompany advances made by Lehman Bank to Capital Crossing Preferred.

Capital Crossing Preferred may also issue additional series of preferred stock. However, Capital Crossing Preferred may not issue additional shares of preferred stock ranking senior to the Series D preferred shares without the consent of holders of at least two-thirds of the Series D preferred shares, each voting as a separate class, outstanding at that time. Additional shares of preferred stock ranking on a parity with the Series D preferred shares may not be issued without the approval of a majority of Capital Crossing Preferred's independent directors.

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

Various information shown elsewhere in this quarterly report will assist the reader in understanding how Capital Crossing Preferred is positioned to react to changing interest rates and inflationary trends. In particular, the discussion of market risk and other maturity and repricing information of Capital Crossing Preferred’s assets is contained in Item 3, Quantitative and Qualitative Disclosures About Market Risk, of this quarterly report.

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

Capital Crossing Preferred’s management reviews, among other things, the sensitivity of Capital Crossing Preferred’s assets to interest rate changes, the book and market values of assets, purchase and sale activity, and anticipated loan pay-offs. Lehman Bank’s senior management also approves and establishes pricing and funding decisions with respect to Capital Crossing Preferred’s overall asset and liability composition.

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

The following table sets forth Capital Crossing Preferred's interest-rate-sensitive assets categorized by repricing dates and weighted average yields at March 31, 2007. For fixed rate instruments, the repricing date is the maturity date. For adjustable-rate instruments, the repricing date is deemed to be the earliest possible interest rate adjustment date. Assets that are subject to immediate repricing are placed in the overnight column.

		Within	Over One	Over Two	Over Three	Over Four	Over
		One	to Two	to Three	to Four	to Five	Five
	Overnight	Year	Years	Years	Years	Years	Years	Total
	(dollars in thousands)
Interest-bearing deposits	$ 55,341	$ -	$ -	$ -	$ -	$ -	$ -	$ 55,341
	1.12%
Certificates of deposit	-	200	-	-	-	-	-	200
		2.71%
Fixed-rate loans (1)	-	15,221	8,879	6,639	5,319	4,122	13,934	54,114
		7.92%	7.44%	7.30%	7.27%	7.18%	6.96%
Adjustable-rate loans (1)	4,415	23,095	1,950	2,234	522	201	-	32,417
	10.53%	8.06%	7.20%	6.77%	7.13%	7.07%

Total rate-sensitive assets	$ 59,756	$ 38,516	$ 10,829	$ 8,873	$ 5,841	$ 4,323	$ 13,934	$ 142,072

(1) Loans are presented at net amounts before deducting the allowance for loan losses and exclude non-performing loans.

Based on Capital Crossing Preferred’s experience, management applies the assumption that, on average, approximately 15% of the outstanding fixed and adjustable rate loans will prepay annually.

Item 4. Controls and Procedures

Capital Crossing Preferred’s management, with the participation of its President and Controller, evaluated the effectiveness of Capital Crossing Preferred’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2007. Based on this evaluation, Capital Crossing Preferred’s President and Controller concluded that, as of March 31, 2007, Capital Crossing Preferred’s disclosure controls and procedures were (1) designed to ensure that material information relating to Capital Crossing Preferred is made known to the President and Controller by others within the entity, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by Capital Crossing Preferred in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

No change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1A. Risk Factors

There were no material changes in Capital Crossing Preferred’s risk factors compared to those previously disclosed in its Form 10-K for the year ended December 31, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

On January 29, 2007 the Board of Directors of Capital Crossing Preferred approved the amendment and restatement of the corporation's articles of organization to provide for the automatic exchange of the Series A, Series C and Series D preferred stock of the corporation into prefered stock of Lehman Bank instead of Capital Crossing Bank. This amendment and restatement was also approved by the sole common stockholder of Capital Crossing Preferred. These approvals were contingent upon the merger of Capital Crossing into Lehman Bank. The amended and restated Articles of Organization were filed with the Secretary of the Commonwealth of Massachusetts on February 14, 2007. This amendment and restatement was reported in the Form 8-K filed by Capital Crossing Preferred on February 23, 2007, effective as of February 26, 2007. The amended and restated Articles of Organization were attached as an exhibit to such Form 8-K. This Form 8-K and its exhibit are hereby incorporated by reference.

Item 5. Other Information

Changes in Directors and Officers

On May 8, 2007, the Board of Directors of Capital Crossing Preferred accepted the resignations of John Lapidus, Jeffrey Ross and Edward Mehm and appointed Michael Milversted, Georgia Murray and Lonnie Rothbort as replacement directors. Messrs. Milversted and Rothbort, and Ms. Murray serve at the pleasure of the Board of Directors and the shareholders, and in the case of Mr. Rothbort, only so long as he is an employee of Lehman Brothers. Messrs. Lapidus and Ross served on Capital Crossing Preferred’s Audit Committee and Nominating Committee. All of the resignations were voluntary and not the result of any disagreement with the corporation on any matter relating to the corporation’s operations, policies or practices. At the Board Meeting, Mr. Milversted and Ms. Murray were appointed to Capital Crossing Preferred’s Audit Committee and Nominating Committee. They each satisfy the “independent director” requirements under the rules of NASDAQ. Mr. Milversted is an audit committee financial expert.

At the same meeting, the Board of Directors elected Lonnie Rothbort, 44, as Chief Financial Officer. Mr. Rothbort is an employee of Lehman Brothers and receives no separate compensation from Capital Crossing Preferred for his services. He serves at the pleasure of the Board of Directors and only so long as he is an employee of Lehman Brothers. Mr. Rothbort has been with Lehman Brothers since 1989 in a variety of different roles, including European Fixed Income Controller. He currently is Global Controller for the Mortgage Capital division of Lehman Brothers and Controller of Lehman Bank.

There are no known family relationships between any director or executive officer and any other director or executive officer of Capital Crossing Preferred.

Corporate Governance

On May 8, 2007, the Board of Directors of Capital Crossing Preferred adopted the Lehman Brothers Code of Ethics, a copy of which is attached as Exhibit 14, which applies to the corporation’s directors and officers. The corporation has no employees.

In addition, on May 8, 2007, the Audit Committee modified Capital Crossing Preferred’s whistleblower procedures to provide that persons wanting to communicate with the corporation’s Audit Committee or any member thereof may do so by email at the following address: Bank_board_secretary@Lehman.com. The prior email address has been discontinued.

Item 6. Exhibits

12	Form 8-K filed on February 23, 2007, effective as of February 26, 2007. *
14	Code of Ethics.
31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the President.
31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Controller.
32	Certification pursuant to 18 U.S.C. Section 1350 of the President and Controller.
*	Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Capital Crossing Preferred Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CROSSING PREFERRED CORPORATION

Date: May 14, 2007	By:	/s/ Richard Wayne
Richard Wayne President (Principal Executive Officer)

Date: May 14, 2007	By:	/s/ Nancy E. Coyle
Nancy E. Coyle Controller (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Item	Page Number
14	Code of Ethics	18
31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the President.	19
31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Controller.	20
32	Certification pursuant to 18 U.S.C. Section 1350 of the President and Controller.	21

Exhibit 14

Code of Ethics

As amended February 17, 2004

LEHMAN BROTHERS CODE OF ETHICS

INTRODUCTION

The Board of Directors (the “Board”) of Lehman Brothers Holdings Inc. (together with its subsidiaries, “Lehman Brothers” or the “Firm”) has adopted this Code of Ethics. The Code of Ethics embodies the Firm’s commitment to conduct business in accordance with applicable law and the highest ethical standards. It is intended to provide guidance to help recognize and deal with ethical issues, to provide a mechanism for the reporting of unethical or unlawful conduct, and to help maintain a culture of honesty and accountability.

This Code of Ethics applies to all employees (including all officers) and directors of Lehman Brothers, both inside and outside the U.S. This Code of Ethics must be read in conjunction with the Firm’s internal Code of Conduct and all other Firm compliance and employment policies, practices and procedures (some of which may vary by geographic region). The internal Code of Conduct and all such policies, practices and procedures, as they may be revised from time to time, are collectively referred to in this Code of Ethics as the “Firm Policies.” Although the Firm Policies are not part of the Code of Ethics, employees and directors are also required to know, and to abide by, all applicable Firm Policies. The Firm Policies, as revised from time to time, may be found on the Firm’s internal web site, LehmanLive.

In our industry, integrity and ethical behavior are all the more important because of the trust our clients must place in us. In building strong client relationships over the years, Lehman Brothers has both earned and benefited from the trust of the world ’s foremost institutions, organizations and individuals. The linchpins of that trust are our ethical standards and behavior. We must always do business in a manner that protects and promotes the interests of our clients.

Truly ethical business practices are the product of more than a fear of legal ramifications or an appreciation of the competitive value of a good reputation. Ethical business practices entail a clear understanding of right and wrong, and a motivation on the part of our directors and employees to act at all times in a manner of which they and the Firm can be proud. This means adhering to not only the letter but also the spirit of all applicable laws and regulations. The Firm thus defines standards of excellence and success to include adherence to a strong set of ethical principles at every step.

This Code of Ethics has been prepared specifically to address Lehman Brothers’ business globally and the unique requirements of the Firm, and to provide a framework within which to work both legally and ethically. More importantly, the Code of Ethics reflects how we think and feel about doing business, the values we hold and look for in others and how we want to distinguish ourselves as a firm.

UNDERSTANDING THE CODE OF ETHICS; ACCOUNTABILITY

It is the responsibility of each employee and director to carefully read, understand and comply with the Code of Ethics and, as needed, to seek clarification on any point. Individuals who fail to comply with the Code of Ethics, including supervisors who fail to report wrongdoing, may be subject to disciplinary action, including the possibility of dismissal. Questions regarding any legal or ethical requirements should be directed to one’s immediate supervisor or an appropriate representative in Legal or Compliance.

REPORTING VIOLATIONS; PROTECTION AGAINST RETALIATION

If an individual engages in or becomes aware of any conduct or activity that may violate the Code of Ethics or an applicable law or regulation, it is that individual’s responsibility to promptly report the matter by notifying his or her immediate supervisor or divisional Human Resources Director, or an appropriate representative of Legal, Compliance or Internal Audit. An individual may make a report anonymously, but must in any event provide enough information to enable the Firm to properly address the matter.

The Firm has established procedures for submitting concerns regarding accounting, internal accounting controls or auditing matters to the Audit Committee of the Board and for submitting other concerns to the non-management members of the Board. Further information as to these procedures can be accessed via the ”Contact the Lehman Brothers Board of Directors” link on either the Firm’s public web site or the Firm’s internal web site, LehmanLive.

No individual will be subject to retaliation of any kind (or threat of retaliation) for reporting in good faith any ethical concerns, suspected securities law violations or other suspected misconduct. Any individual who believes that he or she has been retaliated against (or threatened or harassed) in violation of this policy should immediately report the matter to his or her immediate supervisor, divisional Human Resources Director, or an appropriate representative of Legal, Compliance or Internal Audit.

PERSONAL CONFLICTS OF INTEREST

AVOIDING PERSONAL CONFLICTS OF INTEREST

Personal “conflicts of interest” exist any time employees or directors face a choice between their personal interests (financial or otherwise) and the interests of the Firm. Conflicts of interest may call into question the Firm’s integrity. It is therefore crucial that service to the Firm not be subordinated to personal gain and advantage and that all employees and directors be accountable for acting in the Firm’s best interest. Any individual in a position where his or her objectivity may be questioned because of an individual interest or family or personal relationship (including if a member of an individual’s immediate family or household works for a firm which is itself in direct competition with the Firm) should notify his or her immediate supervisor, divisional Human Resources Director, or an appropriate representative of Legal or Compliance. Similarly, any individual aware of a material transaction or relationship that could reasonably be expected 3 to give rise to a personal conflict of interest should discuss the matter promptly with Legal or Compliance. In certain limited cases, activities giving rise to potential conflicts of interest may be permitted if they are determined not to be harmful to the Firm.

CORPORATE OPPORTUNITIES

Employees and directors have a duty to the Firm to advance its legitimate interests whenever the opportunity arises. Individuals should not take for themselves personally, or for their friends or family, opportunities that are discovered through the use of Firm property, information or position (other than those received in the ordinary course of doing business and approved by the Firm). Furthermore, all individuals are prohibited from competing with the Firm unless such competition is disclosed to Legal or Compliance and approved.

OUTSIDE AFFILIATIONS, EMPLOYMENT OR ACTIVITIES

Employment and participation in other activities outside of the Firm could interfere with an individual’s duties as an employee or director of the Firm. Service by any employee as a director, trustee or officer (paid, unpaid, elected, appointed or otherwise) of any business (other than the Firm) or any charitable, civic, religious, political or educational organization (other than a residential co-operative or condominium board) requires written approval from Legal or Compliance. Moreover, unless specifically requested by Lehman Brothers, service by any employee on a board or in an advisory position with other firms in the financial services industry, and particularly with Lehman clients, will not be permissible. Members of the Board should inform the Board prior to accepting an appointment to the board of directors of another business corporation, in order to avoid potential conflicts of interest as well as to help discuss whether the aggregate number of directorships and attendant responsibilities held by a director would interfere with such director’s ability to properly discharge his or her duties.

SAFEGUARDING FIRM AND CLIENT PROPERTY

PROTECTION AND PROPER USE OF FIRM ASSETS

Employees and directors are not permitted to take or make unauthorized use of, steal, or knowingly misappropriate the property of the Firm or any client for the individual’s own unauthorized use, the unauthorized use of another or for an improper or illegal purpose. Employees and directors are not permitted to remove, sell, loan, convey or dispose of any record, voucher, money or thing of value belonging to the Firm without the Firm’s consent. No individual may destroy Firm property, except in accordance with Firm Policies or with proper authorization. Participation in unlawful activities or possession of illegal items or substances, whether or not on Firm property or business, may subject the individual to disciplinary action, including the possibility of dismissal.

PROPRIETARY AND CONFIDENTIAL INFORMATION

During the course of their service with the Firm, individuals may acquire or be provided access to information regarding the Firm’s clients, trade practices, systems, marketing or strategic plans, 4 fees and revenues, and other knowledge considered proprietary by the Firm or its clients. Employees and directors are not permitted to disclose or use, either during or subsequent to their service with the Firm, any such information they receive or develop during their service which is considered proprietary by the Firm or its clients, except for authorized business purposes. This includes, but is not limited to, information stored on any computer system as well as proprietary software developed by or for the Firm. Any individual who possesses confidential information has an important responsibility to keep that information confidential within the Firm, and to disclose such information internally only on a “need to know” basis. Individuals must be discreet with this information and avoid communicating Firm or client matters in ways that are susceptible to interception or use by third parties.

COMPLIANCE WITH LAWS, RULES AND REGULATIONS

It is each individual’s responsibility to know and understand the laws applicable to his or her job responsibilities (including insider trading laws), to comply with both the letter and the spirit of those laws, and to act with the highest ethical standards of business conduct. Furthermore, individuals must endeavor to avoid not only actual misconduct but also even the appearance of impropriety. In the case of any questionable conduct, they must consider how they and the Firm would be perceived if the conduct were publicized. Each individual should consult with his or her immediate supervisor, Legal or Compliance with any questions concerning any legal or ethical requirements.

EQUAL EMPLOYMENT OPPORTUNITY

Lehman Brothers is committed to a work environment where individuals are treated with dignity and respect. Equal employment opportunity is an essential part of this commitment. The Firm does not discriminate, and will not tolerate discrimination (including harassment), against any employee or applicant for employment on any basis prohibited under applicable law or Firm Policy. Employees should review applicable Firm Policies for guidance on reporting violations.

FAIR DEALING

The Firm expects its employees and directors to compete aggressively in furthering the interests of the Firm. It also expects them to do so fairly, ethically and in a manner that fully complies with all applicable laws and regulations. To that end, no individual should take unfair advantage of anyone through manipulation, concealment, abuse of privileged information, misrepresentation of material facts or any other intentional unfair dealing or practice.

FULL, FAIR, ACCURATE, TIMELY AND UNDERSTANDABLE

DISCLOSURE

It is crucial that all books of account, financial statements and records of the Firm reflect the underlying transactions and any disposition of assets in a full, fair, accurate and timely manner. All employees and directors who are involved in the Firm’s disclosure process are required to know and understand the disclosure requirements applicable to the Firm that are within the scope of their responsibilities, and must endeavor to ensure that information in documents that Lehman Brothers files with or submits to the SEC, or otherwise disclosed to the public, is presented in a full, fair, accurate, timely and understandable manner. Additionally, each individual involved in the preparation of the Firm’s financial statements must prepare those statements in accordance with Generally Accepted Accounting Principles, consistently applied, and any other applicable accounting standards and rules so that the financial statements present fairly, in all material respects, the financial position, results of operations and cash flows of the Firm. Furthermore, it is critically important that financial statements and related disclosures be free of material errors. Employees and directors are prohibited from knowingly making or causing others to make a materially misleading, incomplete or false statement to an accountant or an attorney in connection with an audit or any filing with any governmental or regulatory entity. In that connection, no individual, or any person acting under his or her direction, shall directly or indirectly take any action to coerce, manipulate, mislead or fraudulently influence any of the Firm’s internal auditors or independent auditors if he or she knows (or should know) that his or her actions, if successful, could result in rendering the Firm’s financial statements materially misleading.

WAIVERS AND AMENDMENTS

The Firm may waive application of the Code of Ethics to employees or directors in certain limited situations. Any waivers of the provisions of this Code of Ethics for executive officers or directors may be granted only in exceptional circumstances by the Board or a Board committee. The Firm will promptly disclose to its shareholders waivers granted to any of its executive officers or directors in accordance with all applicable laws and regulations. Any waivers of the provisions of this Code of Ethics for an employee other an executive officer may be granted only in accordance with Firm Policies. Amendments to this Code of Ethics must also be approved by the Board. It is each individual’s responsibility to maintain familiarity with this Code of Ethics as it may be revised from time to time.

Exhibit 31.1

CERTIFICATION

I, Richard Wayne, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Capital Crossing Preferred Corporation (the “registrant”);

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	[Not applicable]

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 14, 2007	By:	/s/ Richard Wayne
Richard Wayne President (Principal Executive Officer)

Exhibit 31.2

CERTIFICATION

I, Nancy E. Coyle, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Capital Crossing Preferred Corporation (the “registrant”);

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	[Not applicable]

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 14, 2007	By:	/s/ Nancy E. Coyle
Nancy E. Coyle Controller (Principal Financial Officer)

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of Capital Crossing Preferred Corporation (the “Company”) for the period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned, Richard Wayne, President of the Company and Nancy E. Coyle, Controller of the Company certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

(1)          The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)          The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: May 14, 2007	By:	/s/ Richard Wayne
Richard Wayne President (Principal Executive Officer)

Date: May 14, 2007	By:	/s/ Nancy E. Coyle
Nancy E. Coyle Controller (Principal Financial Officer)