Form 10-Q
period 2007-06-30
CAPITAL CROSSING PREFERRED CORP
filed 2007-08-15
CIK 1072806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Indicate the number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of August 13, 2007: 100.

No common stock was held by non-affiliates of the issuer.

Capital Crossing Preferred Corporation

Table of Contents

PART I – Financial Information

PART I

Item 1. Financial Statements

Capital Crossing Preferred Corporation

Balance Sheets

(unaudited)

	June 30,	December 31,
	2007	2006
	(in thousands)
ASSETS

Cash account with parent	$ 206	$ 203
Interest bearing deposits with parent	63,879	83,697
Total cash and cash equivalents	64,085	83,900
Certificate of deposit	200	200
Loans, net of discounts and net deferred loan income	79,760	90,910
Less allowance for loan losses	(1,320)	(1,519)
Loans, net	78,440	89,391
Accrued interest receivable	350	412
Other assets	2	-
	$ 143,077	$ 173,903

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses and other liabilities	$ 929	$ 1,216
Total liabilities	929	1,216
Stockholders’ equity:
Preferred stock, Series A, 9.75% non-cumulative,
exchangeable; $.01 par value; $10 liquidation value
per share; 1,449,000 shares authorized, 1,416,130 shares
issued and outstanding at December 31, 2006	-	14
Preferred stock, Series B, 8% cumulative, non-convertible;
$.01 par value; $1,000 liquidation value per share plus
accrued dividends; 1,000 shares authorized, 937 shares
issued and outstanding	-	-
Preferred stock, Series C, 10.25% non-cumulative, exchangeable;
$.01 par value; $10 liquidation value per share; 1,840,000 shares authorized, 1,840,000 shares issued and outstanding at December
31, 2006	-	18
Preferred stock, Series D, 8.50% non-cumulative, exchangeable;
$.01 par value; $25 liquidation value per share; 1,725,000 shares
authorized, 1,500,000 shares issued and outstanding	15	15
Common stock, $.01 par value, 100 shares authorized,
issued and outstanding	-	-
Additional paid-in capital	140,111	172,640
Retained earnings	2,022	-
Total stockholders’ equity	142,148	172,687
	$ 143,077	$ 173,903

See accompanying notes to financial statements.

Capital Crossing Preferred Corporation Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
Interest income:
Interest and fees on loans	$ 1,968	$ 2,333	$ 3,917	$ 4,665
Interest on interest-bearing deposits	162	264	393	510
Total interest income	2,130	2,597	4,310	5,175
Credit for loan losses	95	54	199	67
Total interest income, after credit for loan losses	2,225	2,651	4,509	5,242
Other income:
Gain on sales of loans	-	286	-	768
Guarantee fee income	10	20	30	40
Total other income	10	306	30	808

Operating expenses:
Loan servicing and advisory services	14	76	76	156
Other general and administrative	23	46	66	82
Total operating expenses	37	122	142	238
Net income	2,198	2,835	4,397	5,812

Preferred stock dividends	815	1,633	2,375	3,265
Net income available to common stockholder	$ 1,383	$ 1,202	$ 2,022	$ 2,547

See accompanying notes to financial statements.

Capital Crossing Preferred Corporation
Statements of Changes in Stockholders’ Equity

(unaudited)

	Six Months Ended June 30, 2007
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
	(in thousands)
Balance at December 31, 2006	1,416	$ 14	1	$ —	1,840	$ 18	1,500	$ 15	—	$ —	$ 172,640	$ —	$ 172,687
Net income	—	—	—	—	—	—	—	—	—	—	—	4,397	4,397
Redemption of preferred stock, Series A and C	(1,416)	(14)	—	—	(1,840)	(18)	—	—	—	—	(32,529)	—	(32,561)
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	—	—	(314)	(314)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	—	—	(37)	(37)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	—	—	(430)	(430)
Dividends on preferred stock, Series D	—	—	—	—	—	—	—	—	—	—	—	(1,594)	(1,594)
Balance at June 30, 2007	—	$ —	1	$ —	—	$ —	1,500	$ 15	—	$ —	$ 140,111	$ 2,022	$ 142,148

	Six Months Ended June 30, 2006
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
	(in thousands)
Balance at December 31, 2005	1,416	$ 14	1	$ —	1,840	$ 18	1,500	$ 15	—	$ —	$ 202,049	$ —	$ 202,096
Net income	—	—	—	—	—	—	—	—	—	—	—	5,812	5,812
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	—	—	(690)	(690)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	—	—	(38)	(38)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	—	—	(943)	(943)
Dividends on preferred stock, Series D	—	—	—	—	—	—	—	—	—	—	—	(1,594)	(1,594)
Balance at June 30, 2006	1,416	$ 14	1	$ —	1,840	$ 18	1,500	$ 15	—	$ —	$ 202,049	$ 2,547	$ 204,643

See accompanying notes to financial statements.

Capital Crossing Preferred Corporation
Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Cash flows provided by operating activities:
Net income	$ 4,397	$ 5,812
Adjustments to reconcile net income to net cash provided by operating activities:
Credit for loan losses	(199)	(67)
Gain on sales of loans	-	(768)
Other, net	(227)	(1)

Net cash provided by operating activities	3,971	4,976

Cash flows provided by investing activities:
Loan repayments	11,150	7,681
Proceeds from loan sales	-	1,618
Net decrease in certificate of deposit	-	96

Net cash provided by investing activities	11,150	9,395

Cash flows used in financing activities:
Redemption of preferred stock, Series A and C	(32,561)	-
Payment of preferred stock dividends	(2,375)	(3,265)

Net cash used in financing activities	(34,936)	(3,265)

Net (decrease) increase in cash and cash equivalents	(19,815)	11,106
Cash and cash equivalents at beginning of period	83,900	88,406

Cash and cash equivalents at end of period	$ 64,085	$ 99,512

See accompanying notes to financial statements.

Capital Crossing Preferred Corporation

Notes to Financial Statements

Three and Six Months Ended June 30, 2007 and 2006

Note 1. Basis of Presentation

Capital Crossing Preferred Corporation (“Capital Crossing Preferred”) is a Massachusetts corporation organized on March 20, 1998, to acquire and hold real estate assets. Lehman Brothers Bank, FSB (“Lehman Bank”), a subsidiary of Lehman Brothers Holdings Inc. (“LBHI” LBHI with its subsidiaries, “Lehman Brothers”), owns all of Capital Crossing Preferred’s common stock. Lehman Bank is in compliance with its regulatory capital requirements at June 30, 2007. Prior to the merger with Lehman Bank, which is further discussed below, Capital Crossing Preferred was a subsidiary of Capital Crossing Bank (“Capital Crossing”), a federally insured Massachusetts trust company, and Capital Crossing owned all of Capital Crossing Preferred’s common stock. Capital Crossing Preferred operates in a manner intended to allow it to be taxed as a real estate investment trust, or a “REIT”, under the Internal Revenue Coed of 1986, as amended. As a REIT, Capital Crossing Preferred generally will not be required to pay federal income tax if it distributes its earnings to its shareholders and continues to meet a number of other requirements.

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

On January 16, 2007, Capital Crossing Preferred’s Board of Directors voted to amend Capital Crossing Preferred’s charter, subject to completion of the merger. The exchange of the Series A, Series C and Series D preferred shares into preferred shares of Capital Crossing was amended to be exchangeable into preferred shares of Lehman Bank. This amendment was approved by Capital Crossing Preferred’s common stockholder. On January 29, 2007, Capital Crossing Preferred’s Board of Directors voted to redeem the Series A preferred shares and Series C preferred shares. The redemption notice to holders of the Series A and Series C preferred shares was mailed following the completion of the merger with Lehman Bank. On March 23, 2007, Capital Crossing Preferred redeemed the Series A and C preferred shares. The Series B preferred shares and Series D preferred shares remain outstanding and remain subject to their existing terms and conditions, including their respective call features.

The financial information as of June 30, 2007 and the results of operations for the three and six months ended June 30, 2007 and 2006 and, changes in stockholders’ equity and cash flows for the six months ended June 30, 2007 and 2006 are unaudited; however, in the opinion of management, the financial information reflects all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America. The interim financial statements for the three and six months ended June 30, 2007 and 2006 are comparable as there were no changes in accounting principles as a result of the merger. Interim results are not necessarily indicative of results to be expected for the entire year. These interim financial statements are intended to be read in conjunction with the financial statements presented in Capital Crossing Preferred’s Annual Report on Form 10-K as of, and for the year ended, December 31, 2006.

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

Note 2. Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48 (“Interpretation 48”), “Accounting for Income Tax Uncertainties.” Interpretation 48 supplements FASB Statement 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The term “more-likely-than-not” means a likelihood of more than 50 percent. Interpretation 48 is effective as of January 1, 2007. At adoption, financial statements must be adjusted to reflect only those tax positions that are more likely-than-not to be sustained as of the adoption date. Since Capital Crossing Preferred is required to distribute 90 percent of it net taxable income to its shareholders in order to qualify as a REIT, the adoption of Interpretation 48 did not have a material impact on Capital Crossing Preferred’s financial statements.

Note 3. Commitments, Contingencies and Guarantees

Guarantees

On May 18, 2007, Lehman Bank paid off all of its outstanding Federal Home Loan Bank of Boston (“FHLBB”) advances. Prior to that, Capital Crossing Preferred had guaranteed all of the obligations of Lehman Bank under advances Lehman Bank had received from the FHLBB. These FHLBB guarantee obligations were assumed by Lehman Bank pursuant to the merger. Capital Crossing Preferred had agreed to pledge a significant amount of its assets. This guarantee would have ranked senior to the outstanding preferred shares upon liquidation. As a result of the repayment, the guarantee was released.

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

On January 29, 2007, Capital Crossing Preferred’s Board of Directors voted to redeem the Series A preferred shares and Series C preferred shares. The redemption notice to holders of the Series A and Series C preferred shares was mailed following the completion of the merger with Lehman Bank. On March 23, 2007, Capital Crossing Preferred redeemed the Series A and Series C preferred shares. The Series B preferred shares and Series D preferred shares remain outstanding and remain subject to their existing terms and conditions, including their respective call features.

Net income available to the common shareholder increased $181,000, or 15.1%, to $1.4 million for the three months ended June 30, 2007 compared to $1.2 million for the same period in 2006. The increase is primarily the result of a decrease in preferred stock dividends and operating expenses, partially offset by decreases in interest income and gains on sales of loans. Net income available to the common shareholder decreased $525,000, or 20.6%, to $2.0 million for the six months ended June 30, 2007 compared to $2.5 million for the same period in 2006. The decrease is primarily the result of decreases in interest and fees on loans and gains on sales of loans, partially offset by a decrease in preferred stock dividends and operating expenses. The decrease in interest income for both the three and six month periods is primarily due to a smaller loan portfolio as a result of loan amortization and repayments. There were no sales of loans in 2007. The decrease in preferred stock dividends in both the three and six month periods is due to the redemption of the Series A and Series C preferred shares on March 23, 2007.

All of the mortgage assets in Capital Crossing Preferred’s loan portfolio at June 30, 2007 were acquired from Capital Crossing and it is anticipated that substantially all additional mortgage assets will be acquired from Lehman Bank. As of June 30, 2007, Capital Crossing Preferred held loans acquired from Capital Crossing with net investment balances of $79.8 million.

Commercial mortgage loans constituted approximately 64.5% of the net loans in Capital Crossing Preferred’s loan portfolio at June 30, 2007. Commercial mortgage loans are generally subject to greater risks than other types of loans. Capital Crossing Preferred’s commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, tend to have shorter maturities than other mortgage loans and may not be fully amortizing. For these reasons, Capital Crossing Preferred may experience higher rates of default on its mortgage loans than it would if its loan portfolio was more diversified and included a greater number of owner-occupied residential or other mortgage loans.

Properties underlying Capital Crossing Preferred’s current mortgage assets are also concentrated primarily in California and New England. As of June 30, 2007, approximately 54.1% of the balances of its mortgage loans were secured by properties located in California and 10.2% in New England. In the instance where either region experiences adverse economic, political or business conditions, Capital Crossing Preferred would likely experience higher rates of loss and delinquency on its mortgage loans.

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

Decisions regarding the utilization of Capital Crossing Preferred’s cash are based, in large part, on its future commitments to pay preferred stock dividends. During the three months ended June 30, 2007, the loan portfolio was large enough to generate income resulting in net income, which was 2.70 times fixed charges and preferred stock dividends. Future decisions regarding mortgage asset acquisitions and returns of capital will be based on the level of preferred stock dividends at the time and the required level of income necessary to generate adequate dividend coverage.

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

Discounts on Acquired Loans. In accordance with Statement of Position (“SOP”) No. 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”, Capital Crossing Preferred reviews acquired loans for differences between contractual cash flows and cash flows expected to be collected from Capital Crossing Preferred’s initial investment in the acquired loans to determine if those differences are attributable, at least in part, to credit quality. The loan’s contractually required payments receivable in excess of the amount of its cash flows expected at acquisition, or nonaccretable discount, is not accreted into income. SOP No. 03-3 requires that Capital Crossing Preferred recognize the excess of all cash flows expected at acquisition over Capital Crossing Preferred’s initial investment in the loan as interest income using the interest method over the term of the loan. This excess is referred to as accretable discount.

Loans which, at acquisition, do not have evidence of deterioration of credit quality since origination are outside the scope of SOP No. 03-3. For such loans, the discount, representing the excess of the amount of reasonably estimable and probable discounted future cash collections over the purchase price, is accreted into interest income using the interest method over the term of the loan. Prepayments are not considered in the calculation of accretion income. Additionally, discount is not accreted on non-performing loans.

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

Gains and losses on sales of loans are determined using the specific identification method. The excess (deficiency) of any cash received as compared to the net investment is recorded as gain (loss) on sales of loans. There were no loans held for sale at June 30, 2007.

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

In accordance with SOP No. 03-3, Capital Crossing Preferred does not establish allowances for loan losses in the initial accounting for loans with evidence of credit quality deterioration that are acquired in a transfer. Rather, the excess of the acquired loan’s contractually required payments receivable over the amount of cash flows Capital Crossing Preferred expects to collect at acquisition, is recorded as nonaccretable discount. For those acquired loans which do not display evidence of the deterioration of credit quality and are therefore outside the scope of SOP 03-3, general risk allocations are established through a charge to earnings.

Subsequent to loan acquisition, the allowance for loan losses is increased through a provision for loan losses included in earnings when evidence indicates that there has been a decrease in estimated cash flows expected to be collected. The allowance for loan losses is decreased upon sales or payoffs of loans for which a related allowance remains unused. Reductions in connection with sales are included in the calculation of the gain or loss, and reductions related to payoffs are recorded as a credit for loan losses. Loan losses are charged against the allowance when management believes the net investment of the loan, or a portion thereof, is uncollectible. Subsequent recoveries, if any, are credited to the allowance when cash payments are received. It is anticipated that the allowance will continue to decline as credits for loan losses may continue to be recorded if loans pay off and allowance allocations related to these loans are not required or additions due to loan impairment are not required.

Results of Operations for the Three Months Ended June 30, 2007 and 2006

Interest income

The following table sets forth the yields on Capital Crossing Preferred’s earning assets for the periods indicated:

	Three Months Ended June 30,
	2007			2006
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield
	(dollars in thousands)

Loans, net (1)	$ 83,810	$ 1,968	9.42%	$ 109,479	$ 2,333	8.55%
Interest-bearing deposits	58,816	162	1.10	95,775	264	1.11
Total interest-earning assets	$ 142,626	$ 2,130	5.99%	$ 205,254	$ 2,597	5.07%

__________________

(1) Non-performing loans are excluded from average balance calculations.

The decline in interest income for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 is primarily due to a decrease in the average balance of loans and interest bearing deposits offset, in part, by an increase in the yield on loans.

Average loans, net for the three months ended June 30, 2007 totaled $83.8 million compared to $109.5 million for the same period in 2006. This decrease is primarily attributable to loan pay-offs and amortization of loans. No loans were acquired in 2007 or 2006. For the three months ended June 30, 2007, the yield on the loan portfolio increased to 9.42% compared to 8.55% for the same period in 2006. For the three months ended June 30, 2007, interest and fee income recognized on loan payoffs increased $121,000, or 92.4%, to $252,000 from $131,000 for the three months ended June 30, 2006. The level of interest and fee income recognized on loan payoffs varies for numerous reasons, as further discussed below. The yield from regularly scheduled interest and accretion income increased to 8.21% for the three months ended June 30, 2007 from 8.07% for the same period in 2006 primarily as a result of increases in market rates.

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

	Three Months Ended June 30,
	2007		2006
	Interest		Interest
	Income	Yield	Income	Yield
	(dollars in thousands)

Regularly scheduled interest and accretion income	$ 1,716	8.21%	$ 2,202	8.07%
Interest and fee income recognized on loan payoffs:
Nonaccretable discount	55	0.27	-	-
Accretable discount	126	0.60	131	0.48
Other interest and fee income	71	0.34	-	-

	252	1.21	131	0.48
	$ 1,968	9.42%	$ 2,333	8.55%

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

The average balance of interest-bearing deposits decreased $37.0 million or 38.6% to $58.8 million for the three months ended June 30, 2007, compared to $95.8 million for the same period in 2006. The changes in the average balances of interest-bearing deposits are the result of periodic dividend payments, and returns of capital, offset by cash flows from loan repayments. Additionally, on March 23, 2007, Capital Crossing Preferred redeemed the Series A and Series C preferred shares, which caused a decrease of $32.6 million in interest-bearing deposits.

Credit for loan losses

Capital Crossing Preferred recorded credits for loan losses of $95,000 and $54,000 for the three months ended June 30, 2007 and 2006, respectively, to reverse unused general reserves related to loans that have been paid off. The credit for loan losses is based on the volume and types of loan payoffs. As loans pay off, a credit for loan losses is recorded to reduce allowance allocations related to the loans that have paid off for which a related allowance remains unused. The allowance for loan losses is based on the size of the portfolio and its historical performance. The determination of this allowance requires management’s use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. Should the loan portfolio continue to decline without utilization of the allowance for loan losses, future credits for loan losses may be necessary.

Other income

During the three months ended June 30, 2006, one loan with a carrying value of $570,000 was sold to an unaffiliated third party resulting in a gain of $286,000. There were no loan sales during the three months ended June 30, 2007.

Guarantee fee income decreased $10,000 or 50.0% to $10,000 for the three months ended June 30, 2007 compared to $20,000 for the three months ended June 30, 2006 due to the fact Lehman Bank paid off its FHLBB advances in May 2007 and as a result, the guarantee was released.

Operating expenses

Loan servicing and advisory expenses decreased $62,000, or 81.6%, to $14,000 for the three months ended June 30, 2007 from $76,000 for the three months ended June 30, 2006 primarily as a result of an increase in loan expense reimbursements collected from borrowers previously expensed by Capital Crossing Preferred related to certain loans as well as a decrease in the average balance of the loan portfolio.

Other general and administrative expenses decreased $23,000 or 50.0%, to $23,000 for the three months ended June 30, 2007 compared to $46,000 for the three months ended June 30, 2006. This decrease is primarily attributable to an increase in legal fee reimbursements collected from borrowers previously expensed by Capital Crossing Preferred related to certain loan matters, partially offset by an increase in tax preparation fees.

Results of Operations for the Six Months Ended June 30, 2007 and 2006

Interest income

The following table sets forth the yields on Capital Crossing Preferred’s earning assets for the periods indicated:

	Six Months Ended June 30,
	2007			2006
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield
	(dollars in thousands)

Loans, net (1)	$ 86,125	$ 3,917	9.17%	$ 111,708	$ 4,665	8.42%
Interest-bearing deposits	70,634	393	1.12	93,086	510	1.10
Total interest-earning assets	$ 156,759	$ 4,310	5.54%	$ 204,794	$ 5,175	5.10%

__________________

(1) Non-performing loans are excluded from average balance calculations.

The decline in interest income for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 is primarily due to a decrease in the average balance of loans and interest bearing deposits offset, in part, by an increase in the yield on loans.

Average loans, net for the six months ended June 30, 2007 totaled $86.1 million compared to $111.7 million for the same period in 2006. This decrease is primarily attributable to loan pay-offs and amortization of loans. No loans were acquired in 2007 or 2006. For the six months ended June 30, 2007, the yield on the loan portfolio increased to 9.17% compared to 8.42% for the same period in 2006. For the six months ended June 30, 2007, interest and fee income recognized on loan payoffs increased $256,000, or 143.8%, to $434,000 from $178,000 for the six months ended June 30, 2006. The level of interest and fee income recognized on loan payoffs varies for numerous reasons, as further discussed below.

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

	Six Months Ended June 30,
	2007		2006
	Interest		Interest
	Income	Yield	Income	Yield
	(dollars in thousands)

Regularly scheduled interest and accretion income	$ 3,483	8.15%	$ 4,487	8.10%
Interest and fee income recognized on loan payoffs:
Nonaccretable discount	55	0.13	14	0.03
Accretable discount	287	0.67	152	0.27
Other interest and fee income	92	0.22	12	0.02

	434	1.02	178	0.32
	$ 3,917	9.17%	$ 4,665	8.42%

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

The average balance of interest-bearing deposits decreased $22.5 million or 24.1% to $70.6 million for the six months ended June 30, 2007, compared to $93.1 million for the 2006 period. The changes in the average balances of interest-bearing deposits are the result of periodic dividend payments, and returns of capital, offset by cash flows from loan repayments. Additionally, on March 23, 2007, Capital Crossing Preferred redeemed the Series A and Series C preferred shares, which caused a decrease of $32.6 million in interest-bearing deposits.

Credit for loan losses

Capital Crossing Preferred recorded credits for loan losses of $199,000 and $67,000 for the six months ended June 30, 2007 and 2006, respectively, to reverse unused general reserves related to loans that have been paid off. The credit for loan losses is based on the volume and types of loan payoffs. As loans pay off, a credit for loan losses is recorded to reduce allowance allocations related to the loans that have paid off for which a related allowance remains unused. The allowance for loan losses is based on the size of the portfolio and its historical performance. The determination of this allowance requires management’s use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. Should the loan portfolio continue to decline without utilization of the allowance for loan losses, future credits for loan losses may be necessary.

Other income

During the six months ended June 30, 2006 there were two loan sales to unaffiliated third parties comprised of four loans, with a total carrying value of $863,000 resulting in a gain of $768,000. There were no loan sales during the six months ended June 30, 2007.

Guarantee fee income decreased $10,000 or 25.0% to $30,000 for the six months ended June 30, 2007 compared to $40,000 for the six months ended June 30, 2006 due to the fact that Lehman Bank paid off its FHLBB advances in May 2007.

Operating expenses

Loan servicing and advisory expenses decreased $80,000, or 51.3%, to $76,000 for the six months ended June 30, 2007 from $156,000 for the six months ended June 30, 2006 primarily as a result of an increase in loan expense reimbursements collected from borrowers previously expensed by Capital Crossing Preferred related to certain loans as well as a decrease in the average balance of the loan portfolio.

Other general and administrative expenses decreased $16,000 or 19.5%, to $66,000 for the six months ended June 30, 2007 compared to $82,000 for the six months ended June 30, 2006. This decrease is primarily attributable to an increase in legal fee reimbursements collected from borrowers previously expensed by Capital Crossing Preferred related to certain loan matters, partially offset by an increase in tax preparation fees.

Changes in Financial Condition

Interest-bearing deposits with parent

Interest-bearing deposits with parent consist entirely of money market accounts with Lehman Bank at June 30, 2007 and Capital Crossing at December 31, 2006. The balance of interest-bearing deposits decreased $19.8 million to $63.9 million at June 30, 2007 compared to $83.7 million at December 31, 2006. The decrease in the balance of interest-bearing deposits is primarily a result of the redemption of Series A and Series C preferred shares offset, in part, by cash flows from loan repayments.

Loan portfolio

To date, all of Capital Crossing Preferred’s loans have been acquired from Capital Crossing. The following table sets forth information regarding the composition of the loan portfolio at the dates indicated:

	June 30, 2007	December 31, 2006
	(in thousands)
Mortgage loans on real estate:
Commercial real estate	$ 51,435	$ 57,607
Multi-family residential	27,449	32,412
One-to-four family residential	900	924
Total	79,784	90,943
Other	14	14
Total loans, net of discounts	79,798	90,957

Less:
Allowance for loan losses	(1,320)	(1,519)
Net deferred loan fees	(38)	(47)

Loans, net	$ 78,440	$ 89,391

Capital Crossing Preferred acquires primarily performing commercial real estate and multifamily residential mortgage loans. There were no loans acquired during the six months ended June 30, 2007, as the existing portfolio was large enough to generate an adequate dividend ratio.

Capital Crossing Preferred intends that each loan acquired from Lehman Bank in the future will be a whole loan, and will be originated or acquired by Lehman Bank in the ordinary course of its business. Capital Crossing Preferred also intends that all loans held by it will be serviced pursuant to its master service agreement with Lehman Bank.

There were no non-performing loans at June 30, 2007. Non-performing loans, net of discount, totaled $416,000 at December 31, 2006. Loans generally are placed on non-performing status and the accrual of interest and accretion of discount are generally discontinued when the collectibility of principal and interest is not probable or estimable. Unpaid interest income previously accrued on such loans is reversed in the period in which the determination is made by management. A loan is returned to accrual status in the period when it is brought current in accordance with management’s anticipated cash flows at the time of acquisition.

Discounts on Acquired Loans. For information relating to Capital Crossing Preferred’s accounting policies related to discounts on acquired loans, see Application of Critical Accounting Policies and Estimates – Discounts on Acquired Loans.

The following table sets forth certain information relating to the activity in the nonaccretable discount for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)

Balance at beginning of period	$ 213	$ 483	$ 215	$ 754
Accretion (1)	(57)	(14)	(59)	(34)
Net reductions related to loans sold	-	-	-	(251)
Increase related to loan restructures	-	126	-	126
Balance at end of period	$ 156	$ 595	$ 156	$ 595

(1) Accretion of nonaccretable discount is recognized using the cost recovery method.

Allowance for Loan Losses. Capital Crossing Preferred’s allowance for loan losses at June 30, 2007 was $1.3 million. The determination of this allowance requires the use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. In addition, regulatory agencies periodically review the adequacy of the allowance for loan losses and may require Capital Crossing Preferred to make additions to its allowance for loan losses. While management believes its estimates and assumptions are reasonable, there can be no assurance that they will be proven to be correct in the future. The actual amount of future provisions that may be required cannot be determined, and such provisions may exceed the amounts of past provisions. Management believes that the allowance for loan losses is adequate to absorb the known and inherent risks in Capital Crossing Preferred’s loan portfolio at each date based on the facts known to management as of such date. Management continues to monitor and modify the allowances for general and specific loan losses as economic conditions dictate.

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

No loans acquired since the adoption of SOP No. 03-3 were within the scope of the SOP.

The following table sets forth certain information relating to the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Balance at beginning of period	$ 1,415	$ 1,963	$ 1,519	$ 1,981
Credit for loan losses	(95)	(54)	(199)	(67)
Net reduction relating to loans sold	-	(15)	-	(20)
Balance at end of period	$ 1,320	$ 1,894	$ 1,320	$ 1,894

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

At June 30, 2007, 54.1% and 10.2% of Capital Crossing Preferred’s net loan portfolio consisted of loans in California and New England, respectively. At December 31, 2006, 54.3% and 12.0% of Capital Crossing Preferred’s net real estate loan portfolio consisted of loans located in California and New England, respectively. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political or business developments or natural hazards in California or New England that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages.

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

The following table sets forth Capital Crossing Preferred’s interest-rate-sensitive assets categorized by repricing dates and weighted average yields at June 30, 2007. For fixed rate instruments, the repricing date is the maturity date. For adjustable-rate instruments, the repricing date is deemed to be the earliest possible interest rate adjustment date. Assets that are subject to immediate repricing are placed in the overnight column.

		Within	Over One	Over Two	Over Three	Over Four	Over
		One	to Two	to Three	to Four	to Five	Five
	Overnight	Year	Years	Years	Years	Years	Years	Total
	(dollars in thousands)
Interest-bearing deposits	$63,879	$ -	$ -	$ -	$ -	$ -	$ -	$63,879
	1.17%
Certificates of deposit	-	200	-	-	-	-	-	200
		3.10%
Fixed-rate loans (1)	-	13,218	11,893	7,711	5,954	5,127	9,061	52,964
		7.93%	7.77%	7.62%	7.44%	7.63%	6.80%
Adjustable-rate loans (1)	4,272	12,415	8,068	1,104	745	192	-	26,796
	10.62%	8.21%	8.91%	6.73%	6.81%	7.14%

Total rate-sensitive assets	$68,151	$25,833	$19,961	$ 8,815	$ 6,699	$ 5,319	$ 9,061	$143,839

(1) Loans are presented at net amounts before deducting the allowance for loan losses and exclude non-performing loans.

Based on Capital Crossing Preferred’s experience, management applies the assumption that, on average, approximately 12% of the outstanding fixed and adjustable rate loans will prepay annually.

Item 4. Controls and Procedures

Capital Crossing Preferred’s management, with the participation of its President and Controller, evaluated the effectiveness of Capital Crossing Preferred’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007. Based on this evaluation, Capital Crossing Preferred’s President and Controller concluded that, as of June 30, 2007, Capital Crossing Preferred’s disclosure controls and procedures were (1) designed to ensure that material information relating to Capital Crossing Preferred is made known to the President and Controller by others within the entity, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by Capital Crossing Preferred in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

No change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CAPITAL CROSSING PREFERRED CORPORATION
Date: August 14, 2007	By:	/s/ Richard Wayne
Richard Wayne President (Principal Executive Officer)

CAPITAL CROSSING PREFERRED CORPORATION
Date: August 14, 2007	By:	/s/ Nancy E. Coyle
Nancy E. Coyle Controller (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Item	Page Number
31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the President.	19
31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Controller.	20
32	Certification pursuant to 18 U.S.C. Section 1350 of the President and Controller.	21

Exhibit 31.1

CERTIFICATION

I, Richard Wayne, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Capital Crossing Preferred Corporation (the “registrant”);

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

CAPITAL CROSSING PREFERRED CORPORATION
Date: August 14, 2007	By:	/s/ Richard Wayne
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

CAPITAL CROSSING PREFERRED CORPORATION
Date: August 14, 2007	By:	/s/ Nancy E. Coyle
Nancy E. Coyle Controller (Principal Financial Officer)

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of Capital Crossing Preferred Corporation (the “Company”) for the period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned, Richard Wayne, President of the Company and Nancy E. Coyle, Controller of the Company certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

CAPITAL CROSSING PREFERRED CORPORATION
Date: August 14, 2007	By:	/s/ Richard Wayne
Richard Wayne President (Principal Executive Officer)

CAPITAL CROSSING PREFERRED CORPORATION
Date: August 14, 2007	By:	/s/ Nancy E. Coyle
Nancy E. Coyle Controller (Principal Financial Officer)