Form 10-Q
period 2007-09-30
CAPITAL CROSSING PREFERRED CORP
filed 2007-11-14
CIK 1072806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Indicate the number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of November 13, 2007: 100.

No common stock was held by non-affiliates of the issuer.

Capital Crossing Preferred Corporation

Table of Contents

PART I – Financial Information

PART I

Item 1. Financial Statements

Capital Crossing Preferred Corporation

Balance Sheets

(unaudited)

	September 30,	December 31,
	2007	2006
	(in thousands)
ASSETS

Cash account with parent	$207	$203
Interest bearing deposits with parent	70,736	83,697
Total cash and cash equivalents	70,943	83,900
Certificate of deposit	200	200
Loans, net of discounts and net deferred loan income	73,727	90,910
Less allowance for loan losses	(1,235)	(1,519)
Loans, net	72,492	89,391
Accrued interest receivable	340	412
Other assets	8	—
	$143,983	$173,903

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses and other liabilities	$959	$1,216
Total liabilities	959	1,216
Stockholders’ equity:
Preferred stock, Series A, 9.75% non-cumulative, exchangeable; $.01 par value; $10 liquidation value per share; 1,449,000 shares authorized, 1,416,130 shares issued and outstanding at December 31, 2006	—	14
Preferred stock, Series B, 8% cumulative, non-convertible; $.01 par value; $1,000 liquidation value per share plus accrued dividends; 1,000 shares authorized, 937 shares issued and outstanding	—	—
Preferred stock, Series C, 10.25% non-cumulative, exchangeable; $.01 par value; $10 liquidation value per share; 1,840,000 shares authorized, 1,840,000 shares issued and outstanding at December 31, 2006	—	18
Preferred stock, Series D, 8.50% non-cumulative, exchangeable; $.01 par value; $25 liquidation value per share; 1,725,000 shares authorized, 1,500,000 shares issued and outstanding	15	15
Common stock, $.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	140,111	172,640
Retained earnings	2,898	—
Total stockholders’ equity	143,024	172,687
	$143,983	$173,903

See accompanying notes to financial statements.

Capital Crossing Preferred Corporation

Statements of Income

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Interest income:
Interest and fees on loans	$1,532	$2,978	$5,449	$7,643
Interest on interest-bearing deposits	187	287	580	797
Total interest income	1,719	3,265	6,029	8,440
Credit for loan losses	85	171	284	238
Total interest income, after credit for loan losses	1,804	3,436	6,313	8,678
Other income:
Gain on sales of loans	—	272	—	1,040
Guarantee fee income	—	20	30	60
Total other income	—	292	30	1,100

Operating expenses:
Loan servicing and advisory services	60	72	136	228
Other general and administrative	52	14	118	96
Total operating expenses	112	86	254	324
Net income	1,692	3,642	6,089	9,454

Preferred stock dividends	816	1,633	3,191	4,898
Net income available to common stockholder	$876	$2,009	$2,898	$4,556

See accompanying notes to financial statements.

Capital Crossing Preferred Corporation

Statements of Changes in Stockholders’ Equity

(unaudited)

	Nine Months Ended September 30, 2007
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
	(in thousands)
Balance at December 31, 2006	1,416	$14	1	$—	1,840	$18	1,500	$15	—	$—	$172,640	$—	$172,687
Net income	—	—	—	—	—	—	—	—	—	—	—	6,089	6,089
Redemption of preferred stock, Series A and C	(1,416)	(14)	—	—	(1,840)	(18)	—	—	—	—	(32,529)	—	(32,561)
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	—	—	(314)	(314)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	—	—	(56)	(56)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	—	—	(430)	(430)
Dividends on preferred stock, Series D	—	—	—	—	—	—	—	—	—	—	—	(2,391)	(2,391)
Balance at September 30, 2007	—	$—	1	$—	—	$—	1,500	$15	—	$—	$140,111	$2,898	$143,024

	Nine Months Ended September 30, 2006
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
	(in thousands)
Balance at December 31, 2005	1,416	$14	1	$—	1,840	$18	1,500	$15	—	$—	$202,049	$—	$202,096
Net income	—	—	—	—	—	—	—	—	—	—	—	9,454	9,454
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	—	—	(1,036)	(1,036)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	—	—	(56)	(56)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	—	—	(1,415)	(1,415)
Dividends on preferred stock, Series D	—	—	—	—	—	—	—	—	—	—	—	(2,391)	(2,391)
Balance at September 30, 2006	1,416	$14	1	$—	1,840	$18	1,500	$15	—	$—	$202,049	$4,556	$206,652

See accompanying notes to financial statements.

Capital Crossing Preferred Corporation

Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Cash flows provided by operating activities:
Net income	$6,089	$9,454
Adjustments to reconcile net income to net cash provided by operating activities:
Credit for loan losses	(284)	(238)
Gain on sales of loans	—	(1,040)
Other, net	(193)	61

Net cash provided by operating activities	5,612	8,237

Cash flows provided by investing activities:
Loan repayments	17,183	15,352
Proceeds from loan sales	—	2,672
Net decrease in certificate of deposit	—	96

Net cash provided by investing activities	17,183	18,120

Cash flows used in financing activities:
Redemption of preferred stock, Series A and C	(32,561)	—
Payment of preferred stock dividends	(3,191)	(4,898)

Net cash used in financing activities	(35,752)	(4,898)

Net (decrease) increase in cash and cash equivalents	(12,957)	21,459
Cash and cash equivalents at beginning of period	83,900	88,406

Cash and cash equivalents at end of period	$70,943	$109,865

See accompanying notes to financial statements.

Capital Crossing Preferred Corporation

Notes to Financial Statements

Three and Nine Months Ended September 30, 2007 and 2006

Note 1.   Basis of Presentation

Capital Crossing Preferred Corporation (“Capital Crossing Preferred”) is a Massachusetts corporation organized on March 20, 1998, to acquire and hold real estate assets. Lehman Brothers Bank, FSB (“Lehman Bank”), a subsidiary of Lehman Brothers Holdings Inc. (“LBHI”; LBHI with its subsidiaries, “Lehman Brothers”), owns all of Capital Crossing Preferred’s common stock. Lehman Bank is in compliance with its regulatory capital requirements at September 30, 2007. Prior to the merger with Lehman Bank, which is further discussed below, Capital Crossing Preferred was a subsidiary of Capital Crossing Bank (“Capital Crossing”), a federally insured Massachusetts trust company, and Capital Crossing owned all of Capital Crossing Preferred’s common stock. Capital Crossing Preferred operates in a manner intended to allow it to be taxed as a real estate investment trust, or a “REIT”, under the Internal Revenue Code of 1986, as amended. As a REIT, Capital Crossing Preferred generally will not be required to pay federal income tax if it distributes its earnings to its shareholders and continues to meet a number of other requirements.

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

The financial information as of September 30, 2007 and the results of operations for the three and nine months ended September 30, 2007 and 2006 and, changes in stockholders’ equity and cash flows for the nine months ended September 30, 2007 and 2006 are unaudited; however, in the opinion of management, the financial information reflects all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America. The interim financial statements for the three and nine months ended September 30, 2007 and 2006 are comparable as there were no changes in accounting principles as a result of the merger. Interim results are not necessarily indicative of results to be expected for the entire year. These interim financial statements are intended to be read in conjunction with the financial statements presented in Capital Crossing Preferred’s Annual Report on Form 10-K as of, and for the year ended, December 31, 2006.

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

Note 2.   Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.”  This new standard defines fair values, establishes a framework for measuring fair value in conformity with accounting principles generally accepted in the United State of America (“GAAP”), and expands disclosures about fair value measurements.  Prior to this standard, there were varying definitions of fair value and limited guidance for applying those definitions under GAAP.  In addition, the guidance was dispersed among many accounting pronouncements that require fair value measurements.  This standard is intended to increase consistency and comparability in fair value measurements and disclosures about fair value measurements.  The provisions of this standard are effective January 1, 2008.  Capital Crossing Preferred is currently evaluating the potential impact of the adoption of this standard on its financial positions and results of operations.

Note 3.   Commitments, Contingencies and Guarantees

Guarantees

On May 18, 2007, Lehman Bank paid off all of its outstanding Federal Home Loan Bank of Boston (“FHLBB”) advances. Prior to that, Capital Crossing Preferred had guaranteed all of the obligations of Lehman Bank under advances Lehman Bank had received from the FHLBB. As a result, Capital Crossing Preferred had agreed to pledge a significant amount of its assets. These FHLBB guarantee obligations were assumed by Lehman Bank pursuant to the merger. This guarantee would have ranked senior to the outstanding preferred shares upon liquidation. As a result of the repayment, the guarantee was released.

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

Net income available to the common shareholder decreased $1.1 million, or 56.4%, to $876,000 for the three months ended September 30, 2007 compared to $2.0 million for the same period in 2006. The decrease is primarily the result of a decrease in interest and fees on loans and gains on sales of loans, partially offset by a decrease in preferred stock dividends. Net income available to the common shareholder decreased $1.7 million, or 36.4%, to $2.9 million for the nine months ended September 30, 2007 compared to $4.6 million for the same period in 2006. The decrease is primarily the result of decreases in interest and fees on loans and gains on sales of loans, partially offset by a decrease in preferred stock dividends and operating expenses. The decrease in interest income for both the three and nine month periods is primarily due to a smaller loan portfolio as a result of loan amortization and repayments. There were no sales of loans in 2007. The decrease in preferred stock dividends in both the three and nine month periods is due to the redemption of the Series A and Series C preferred shares on March 23, 2007.

All of the mortgage assets in Capital Crossing Preferred’s loan portfolio at September 30, 2007 were acquired from Capital Crossing and it is anticipated that substantially all additional mortgage assets will be acquired from Lehman Bank. As of September 30, 2007, Capital Crossing Preferred held loans acquired from Capital Crossing with net investment balances of $73.7 million.

Commercial mortgage loans constituted approximately 63.4% of the net loans in Capital Crossing Preferred’s loan portfolio at September 30, 2007. Commercial mortgage loans are generally subject to greater risks than other types of loans. Capital Crossing Preferred’s commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, tend to have shorter maturities than other mortgage loans and may not be fully amortizing. For these reasons, Capital Crossing Preferred may experience higher rates of default on its mortgage loans than it would if its loan portfolio was more diversified and included a greater number of owner-occupied residential or other mortgage loans.

Properties underlying Capital Crossing Preferred’s current mortgage assets are also concentrated primarily in California and New England. As of September 30, 2007, approximately 56.3% of the balances of its mortgage loans were secured by properties located in California and 6.8% in New England. In the instance where either region experiences adverse economic, political or business conditions, Capital Crossing Preferred would likely experience higher rates of loss and delinquency on its mortgage loans.

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

Decisions regarding the utilization of Capital Crossing Preferred’s cash are based, in large part, on its future commitments to pay preferred stock dividends. During the three months ended September 30, 2007, the loan portfolio was large enough to generate income resulting in net income, which was 2.07 times fixed charges and preferred stock dividends. Future decisions regarding mortgage asset acquisitions and returns of capital will be based on the level of preferred stock dividends at the time and the required level of income necessary to generate adequate dividend coverage.

Application of Critical Accounting Policies and Estimates

The SEC requires that all registrants discuss their most “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While Capital Crossing Preferred’s significant accounting policies are more fully described in Note 1 to the Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2006, the following is a summary of the accounting policies believed by management to be most critical in their potential effect on Capital Crossing Preferred’s financial position or results of operations:

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

Gains and losses on sales of loans are determined using the specific identification method. The excess (deficiency) of any cash received as compared to the net investment is recorded as gain (loss) on sales of loans. There were no loans held for sale at September 30, 2007.

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

Results of Operations for the Three Months Ended September 30, 2007 and 2006

Interest income

The following table sets forth the yields on Capital Crossing Preferred’s earning assets for the periods indicated:

	Three Months Ended September 30,
	2007			2006
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield
	(dollars in thousands)

Loans, net (1)	$76,754	$1,532	7.92%	$103,329	$2,978	11.43%
Interest-bearing deposits	67,224	187	1.10	103,355	287	1.10
Total interest-earning assets	$143,978	$1,719	4.74%	$206,684	$3,265	6.27%

(1) Non-performing loans are excluded from average balance calculations.

The decline in interest income for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 is primarily due to a decrease in the average balance of loans and interest bearing deposits and a decrease in the yield on loans.

Average loans, net for the three months ended September 30, 2007 totaled $76.8 million compared to $103.3 million for the same period in 2006.  This decrease is primarily attributable to loan pay-offs, amortization of loans and loan sales. No loans were acquired in 2007 or 2006. For the three months ended September 30, 2007, the yield on the loan portfolio decreased to 7.92% compared to 11.43% for the same period in 2006. For the three months ended September 30, 2007, interest and fee income recognized on loan payoffs decreased $837,000, or 99.3%, to $6,000 from $843,000 for the three months ended September 30, 2006. The level of interest and fee income recognized on loan payoffs varies for numerous reasons, as further discussed below. The yield from regularly scheduled interest and accretion income decreased to 7.89% for the three months ended September 30, 2007 from 8.20% for the same period in 2006.  The decrease in the yield from regularly scheduled interest and accretion is primarily due to the fact that loans with higher yields have paid off during the three months ended September 30, 2007.

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

When a loan is paid off, the excess of any cash received over the net investment is recorded as interest income. In addition to the amount of purchase discount that is recognized at that time, income may also include interest owed by the borrower prior to Lehman Bank’s acquisition of the loan, interest collected if on non-performing status, prepayment fees and other loan fees (“other interest and fee income”). The following table sets forth, for the periods indicated, the components of interest and fees on loans. There can be no assurance regarding future interest income, including the yields and related level of such income, or the relative portion attributable to loan pay-offs as compared to other sources.

	Three Months Ended September 30,
	2007		2006
	Interest		Interest
	Income	Yield	Income	Yield
	(dollars in thousands)

Regularly scheduled interest and accretion income	$1,526	7.89%	$2,135	8.20%
Interest and fee income recognized on loan payoffs:
Nonaccretable discount	1	0.00	—	—
Accretable discount	5	0.03	284	1.09
Other interest and fee income	—	—	559	2.14
	6	0.03	843	3.23
	$1,532	7.92%	$2,978	11.43%

The amount of loan payoffs and related discount income is influenced by several factors, including the interest rate environment, the real estate market in particular areas, the timing of transactions, and circumstances related to individual borrowers and loans. The amount of individual loan payoffs is often a result of negotiations between Capital Crossing Preferred and the borrower. Based upon credit risk analysis and other factors, Capital Crossing Preferred will, in certain instances, accept less than the full amount contractually due in accordance with the loan terms.

The average balance of interest-bearing deposits decreased $36.1 million or 35.0% to $67.2 million for the three months ended September 30, 2007, compared to $103.4 million for the same period in 2006. The changes in the average balances of interest-bearing deposits are the result of periodic dividend payments, and returns of capital, offset by cash flows from loan repayments. Additionally, on March 23, 2007, Capital Crossing Preferred redeemed the Series A and Series C preferred shares, which caused a decrease of $32.6 million in interest-bearing deposits.

Credit for loan losses

Capital Crossing Preferred recorded credits for loan losses of $85,000 and $171,000 for the three months ended September 30, 2007 and 2006, respectively, to reverse unused loss reserves related to loans that have been paid off. The credit for loan losses is based on the volume and types of loan payoffs. As loans pay off, a credit for loan losses is recorded to reduce allowance allocations related to the loans that have paid off for which a related allowance remains unused. The allowance for loan losses is based on the size of the portfolio and its historical performance. The determination of this allowance requires management’s use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. Should the loan portfolio continue to decline without utilization of the allowance for loan losses, future credits for loan losses may be necessary.

Other income

During the three months ended September 30, 2006, two loans with a carrying value of $817,000 were sold to an unaffiliated third party resulting in a gain of $272,000. There were no loan sales during the three months ended September 30, 2007.

Guarantee fee income totaled $20,000 for the three months ended September 30, 2006.  There was no guarantee fee income for the three months ended September 30, 2007 due to the fact Lehman Bank paid off its FHLBB advances in May 2007 and as a result, the guarantee was released.

Operating expenses

Loan servicing and advisory expenses decreased $12,000, or 16.7%, to $60,000 for the three months ended September 30, 2007 from $72,000 for the three months ended September 30, 2006 primarily as a result of a decrease in loan servicing expenses due to a decrease in the average balance of the loan portfolio offset by an increase in mortgage impairment insurance expense.

Other general and administrative expenses increased $38,000 or 271.4%, to $52,000 for the three months ended September 30, 2007 compared to $14,000 for the three months ended September 30, 2006. This increase is primarily attributable to an increase in external audit expenses and a decrease in legal fee reimbursements collected from borrowers previously expensed by Capital Crossing Preferred related to certain loan matters.

Results of Operations for the Nine Months Ended September 30, 2007 and 2006

Interest income

The following table sets forth the yields on Capital Crossing Preferred’s earning assets for the periods indicated:

	Nine Months Ended September 30,
	2007			2006
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield
	(dollars in thousands)

Loans, net (1)	$82,967	$5,449	8.78%	$108,885	$7,643	9.38%
Interest-bearing deposits	69,485	580	1.12	96,547	797	1.10
Total interest-earning assets	$152,452	$6,029	5.29%	$205,432	$8,440	5.49%

(1) Non-performing loans are excluded from average balance calculations.

The decline in interest income for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 is primarily due to a decrease in the average balance of loans and interest bearing deposits and a decrease in the yield on loans.

Average loans, net for the nine months ended September 30, 2007 totaled $83.0 million compared to $108.9 million for the same period in 2006.  This decrease is primarily attributable to loan pay-offs, amortization of loans and loan sales. No loans were acquired in 2007 or 2006. For the nine months ended September 30, 2007, the yield on the loan portfolio decreased to 8.78% compared to 9.38% for the same period in 2006. For the nine months ended September 30, 2007, interest and fee income recognized on loan payoffs decreased $581,000, or 56.9%, to $440,000 from $1.0 million for the nine months ended September 30, 2006. The level of interest and fee income recognized on loan payoffs varies for numerous reasons, as further discussed below.

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

When a loan is paid off, the excess of any cash received over the net investment is recorded as interest income. In addition to the amount of purchase discount that is recognized at that time, income may also include interest owed by the borrower prior to Lehman Bank’s acquisition of the loan, interest collected if on non-performing status, prepayment fees and other loan fees (“other interest and fee income”). The following table sets forth, for the periods indicated, the components of interest and fees on loans. There can be no assurance regarding future interest income, including the yields and related level of such income, or the relative portion attributable to loan pay-offs as compared to other sources.

	Nine Months Ended September 30,
	2007		2006
	Interest		Interest
	Income	Yield	Income	Yield
	(dollars in thousands)

Regularly scheduled interest and accretion income	$5,009	8.07%	$6,622	8.13%
Interest and fee income recognized on loan payoffs:
Nonaccretable discount	56	0.09	14	0.02
Accretable discount	292	0.47	436	0.53
Other interest and fee income	92	0.15	571	0.70
	440	0.71	1,021	1.25
	$5,449	8.78%	$7,643	9.38%

The amount of loan payoffs and related discount income is influenced by several factors, including the interest rate environment, the real estate market in particular areas, the timing of transactions, and circumstances related to individual borrowers and loans. The amount of individual loan payoffs is often a result of negotiations between Capital Crossing Preferred and the borrower. Based upon credit risk analysis and other factors, Capital Crossing Preferred will, in certain instances, accept less than the full amount contractually due in accordance with the loan terms.

The average balance of interest-bearing deposits decreased $27.1 million or 28.0% to $69.5 million for the nine months ended September 30, 2007, compared to $96.5 million for the 2006 period. The changes in the average balances of interest-bearing deposits are the result of periodic dividend payments, and returns of capital, offset by cash flows from loan repayments. Additionally, on March 23, 2007, Capital Crossing Preferred redeemed the Series A and Series C preferred shares, which caused a decrease of $32.6 million in interest-bearing deposits.

Credit for loan losses

Capital Crossing Preferred recorded credits for loan losses of $284,000 and $238,000 for the nine months ended September 30, 2007 and 2006, respectively, to reverse unused loss reserves related to loans that have been paid off. The credit for loan losses is based on the volume and types of loan payoffs. As loans pay off, a credit for loan losses is recorded to reduce allowance allocations related to the loans that have paid off for which a related allowance remains unused. The allowance for loan losses is based on the size of the portfolio and its historical performance. The determination of this allowance requires management’s use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. Should the loan portfolio continue to decline without utilization of the allowance for loan losses, future credits for loan losses may be necessary.

Other income

During the nine months ended September 30, 2006 there were three loan sales to unaffiliated third parties comprised of six loans, with a total carrying value of $1.7 million resulting in a total gains of $1.0 million. There were no loan sales during the nine months ended September 30, 2007.

Guarantee fee income decreased $30,000 or 50.0% to $30,000 for the nine months ended September 30, 2007 compared to $60,000 for the nine months ended September 30, 2006 due to the fact that Lehman Bank paid off its FHLBB advances in May 2007 and as a result, the guarantee was released.

Operating expenses

Loan servicing and advisory expenses decreased $92,000, or 40.4%, to $136,000 for the nine months ended September 30, 2007 from $228,000 for the nine months ended September 30, 2006 primarily as a result of an increase in loan expense reimbursements collected from borrowers previously expensed by Capital Crossing Preferred related to certain loans as well as a decrease in loan servicing expenses due to a decrease in the average balance of the loan portfolio.

Other general and administrative expenses increased $22,000 or 22.9%, to $118,000 for the nine months ended September 30, 2007 compared to $96,000 for the nine months ended September 30, 2006. This increase is primarily attributable to an increase in external audit expense.

Changes in Financial Condition

Interest-bearing deposits with parent

Interest-bearing deposits with parent consist entirely of money market accounts with Lehman Bank at September 30, 2007 and Capital Crossing at December 31, 2006. The balance of interest-bearing deposits decreased $13.0 million to $70.7 million at September 30, 2007 compared to $83.7 million at December 31, 2006. The decrease in the balance of interest-bearing deposits is primarily a result of the redemption of Series A and Series C preferred shares offset, in part, by cash flows from loan repayments.

Loan portfolio

To date, all of Capital Crossing Preferred’s loans have been acquired from Capital Crossing.  The following table sets forth information regarding the composition of the loan portfolio at the dates indicated:

	September 30,	December 31,
	2007	2006
	(in thousands)
Mortgage loans on real estate:
Commercial real estate	$46,799	$57,607
Multi-family residential	26,061	32,412
One-to-four family residential	888	924
Total	73,748	90,943
Other	13	14
Total loans, net of discounts	73,761	90,957

Less:
Allowance for loan losses	(1,235)	(1,519)
Net deferred loan fees	(34)	(47)

Loans, net	$72,492	$89,391

Capital Crossing Preferred acquires primarily performing commercial real estate and multifamily residential mortgage loans. There were no loans acquired during the nine months ended September 30, 2007, as the existing portfolio was large enough to generate an adequate dividend ratio.

Capital Crossing Preferred intends that each loan acquired from Lehman Bank in the future will be a whole loan, and will be originated or acquired by Lehman Bank in the ordinary course of its business. Capital Crossing Preferred also intends that all loans held by it will be serviced pursuant to its master service agreement with Lehman Bank.

There were no non-performing loans at September 30, 2007. Non-performing loans, net of discount, totaled $416,000 at December 31, 2006. Loans generally are placed on non-performing status and the accrual of interest and accretion of discount are generally discontinued when the collectibility of principal and interest is not probable or estimable. Unpaid interest income previously accrued on such loans is reversed in the period in which the determination is made by management. A loan is returned to accrual status in the period when it is brought current in accordance with management’s anticipated cash flows at the time of acquisition.

Discounts on Acquired Loans. For information relating to Capital Crossing Preferred’s accounting policies related to discounts on acquired loans, see Application of Critical Accounting Policies and Estimates – Discounts on Acquired Loans.

The following table sets forth certain information relating to the activity in the nonaccretable discount for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)

Balance at beginning of period	$156	$595	$215	$754
Accretion (1)	(1)	(11)	(60)	(45)
Net reductions related to loans sold	—	(239)	—	(490)
Increase related to loan restructures	—	—	—	126
Balance at end of period	$155	$345	$155	$345

(1)  Accretion of nonaccretable discount is recognized using the cost recovery method.

Allowance for Loan Losses. Capital Crossing Preferred’s allowance for loan losses at September 30, 2007 was $1.2 million. The determination of this allowance requires the use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. In addition, regulatory agencies periodically review the adequacy of the allowance for loan losses and may require Capital Crossing Preferred to make additions to its allowance for loan losses. While management believes its estimates and assumptions are reasonable, there can be no assurance that they will be proven to be correct in the future. The actual amount of future provisions that may be required cannot be determined, and such provisions may exceed the amounts of past provisions. Management believes that the allowance for loan losses is adequate to absorb the known and inherent risks in Capital Crossing Preferred’s loan portfolio at each date based on the facts known to management as of such date. Management continues to monitor and modify the allowances for general and specific loan losses as economic conditions dictate.

No loans acquired since the adoption of SOP No. 03-3 were within the scope of the SOP.

The following table sets forth certain information relating to the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Balance at beginning of period	$1,320	$1,894	$1,519	$1,981
Credit for loan losses	(85)	(171)	(284)	(238)
Net reduction relating to loans sold	—	(36)	—	(56)
Balance at end of period	$1,235	$1,687	$1,235	$1,687

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

At September 30, 2007, 56.3% and 6.8% of Capital Crossing Preferred’s net real estate loan portfolio consisted of loans in California and New England, respectively. At December 31, 2006, 54.3% and 12.0% of Capital Crossing Preferred’s net real estate loan portfolio consisted of loans located in California and New England, respectively. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political or business developments or natural hazards in California or New England that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages.

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

The following table sets forth Capital Crossing Preferred’s interest-rate-sensitive assets categorized by repricing dates and weighted average yields at September 30, 2007. For fixed rate instruments, the repricing date is the maturity date. For adjustable-rate instruments, the repricing date is deemed to be the earliest possible interest rate adjustment date. Assets that are subject to immediate repricing are placed in the overnight column.

		Within	Over One	Over Two	Over Three	Over Four	Over
		One	to Two	to Three	to Four	to Five	Five
	Overnight	Year	Years	Years	Years	Years	Years	Total
	(dollars in thousands)
Interest-bearing deposits	$70,736	$—	$—	$—	$—	$—	$—	$70,736
	1.10%
Certificates of deposit	—	200	—	—	—	—	—	200
		3.10%
Fixed-rate loans (1)	—	17,368	8,994	6,881	5,545	4,133	9,248	52,169
		8.24%	7.50%	7.31%	7.35%	7.30%	6.81%
Adjustable-rate loans (1)	1,662	16,430	1,927	590	413	302	234	21,558
	10.61%	8.68%	6.47%	7.30%	7.15%	7.11%	8.50%

Total rate-sensitive assets	$72,398	$33,998	$10,921	$7,471	$5,958	$4,435	$9,482	$144,663

(1) Loans are presented at net amounts before deducting the allowance for loan losses and exclude non-performing loans.

Based on Capital Crossing Preferred’s experience, management applies the assumption that, on average, approximately 14% of the outstanding fixed and adjustable rate loans will prepay annually.

Item 4.    Controls and Procedures

Capital Crossing Preferred’s management, with the participation of its President and Controller, evaluated the effectiveness of Capital Crossing Preferred’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007. Based on this evaluation, Capital Crossing Preferred’s President and Controller concluded that, as of September 30, 2007, Capital Crossing Preferred’s disclosure controls and procedures were (1) designed to ensure that material information relating to Capital Crossing Preferred is made known to the President and Controller by others within the entity, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by Capital Crossing Preferred in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

No change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1A. Risk Factors

There were no material changes in Capital Crossing Preferred’s risk factors compared to those previously disclosed in its Form 10-K for the year ended December 31, 2006.

Item 6.  Exhibits

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the President.

31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the Controller.

32	Certification pursuant to 18 U.S.C. Section 1350 of the President and Controller.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Capital Crossing Preferred Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CROSSING PREFERRED CORPORATION

Date: November 14, 2007	By:	/s/ Richard Wayne
Richard Wayne
President (Principal Executive Officer)

Date: November 14, 2007	By:	/s/ Nancy E. Coyle
Nancy E. Coyle
Controller (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the President.

31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the Controller.

32	Certification pursuant to 18 U.S.C. Section 1350 of the President and Controller.