Form 10-K
period 2007-12-31
CAPITAL CROSSING PREFERRED CORP
filed 2008-03-24
CIK 1072806

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
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
8.50% Non-Cumulative Exchangeable Preferred Stock, Series D
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares outstanding of the registrant’s sole class of common stock was 100 shares, $.01 par value per share, as of March 24, 2008. No common stock was held by non-affiliates of the registrant.

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

General

Capital Crossing Preferred Corporation (“Capital Crossing Preferred”) is a Massachusetts corporation organized on March 20, 1998, to acquire and hold real estate assets. Lehman Brothers Bank, FSB (“Lehman Bank”), a subsidiary of Lehman Brothers Holdings Inc. (“LBHI”; LBHI with its subsidiaries, “Lehman Brothers”), owns all of Capital Crossing Preferred’s common stock. Lehman Bank is in compliance with its regulatory capital requirements at December 31, 2007. Prior to the merger with Lehman Bank, which is further discussed below, Capital Crossing Preferred was a subsidiary of Capital Crossing Bank (“Capital Crossing”), a federally insured Massachusetts trust company, and Capital Crossing owned all of Capital Crossing Preferred’s common stock. Capital Crossing Preferred operates in a manner intended to allow it to be taxed as a real estate investment trust, or a “REIT”, under the Internal Revenue Code of 1986, as amended. As a REIT, Capital Crossing Preferred generally will not be required to pay federal income tax if it distributes its earnings to its shareholders and continues to meet a number of other requirements.

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

On February 12, 1999, Capital Crossing Preferred completed a public offering of 1,416,130 shares of Non-cumulative Exchangeable Preferred Stock, Series A, with a dividend rate of 9.75% and a liquidation preference of $10 per share, which raised net proceeds of $12.6 million, after related offering costs of $1.6 million.

On May 31, 2001, Capital Crossing Preferred completed a public offering of 1,840,000 shares of Non-cumulative Exchangeable Preferred Stock, Series C, with a dividend rate of 10.25% and a liquidation preference of $10 per share, which raised net proceeds of $16.9 million, after related offering costs of $1.5 million.

On May 11, 2004, Capital Crossing Preferred completed a public offering of 1,500,000 shares of Non-cumulative Exchangeable Preferred Stock, Series D, with a dividend rate of 8.50% and a liquidation preference of $25 per share, which raised net proceeds of $35.3 million, after related offering costs of $2.2 million. Series D preferred stock is exchangeable for preferred shares of Lehman Bank if the Office of Thrift Supervision (“OTS”) so directs, when or if Lehman Bank becomes or may in the near term become undercapitalized or Lehman Bank is placed into conservatorship or receivership. Series D preferred stock is redeemable at the option of Capital Crossing Preferred on or after July 15, 2009, with the prior consent of the OTS.

On February 14, 2007, Capital Crossing was acquired by Lehman Bank through a two step merger transaction. An interim thrift subsidiary of Lehman Bank was merged into Capital Crossing. Immediately following such merger, Capital Crossing was merged into Lehman Bank. Under the terms of the agreement, Lehman Brothers paid $30.00 per share in cash in exchange for each outstanding share of Capital Crossing.

Upon completion of the merger, Capital Crossing Preferred’s Board of Directors amended Capital Crossing Preferred’s charter. The exchange of the Series A, Series C and Series D preferred shares into preferred shares of Capital Crossing are now exchangeable into preferred shares of Lehman Bank. This amendment was approved by Capital Crossing Preferred’s common stockholder. On January 29, 2007, Capital Crossing Preferred’s Board of Directors voted to redeem the Series A preferred shares and Series C preferred shares. On March 23, 2007, Capital Crossing Preferred redeemed the Series A and C preferred shares. The Series B preferred shares and Series D preferred shares remain outstanding and remain subject to their existing terms and conditions, including their respective call features.

Capital Crossing Preferred’s principal business objective is to acquire and hold mortgage assets that will generate net income for distribution to stockholders. All of the mortgage assets in Capital Crossing Preferred’s loan portfolio at December 31, 2007 were acquired from Capital Crossing (previously, the sole common shareholder) and it is anticipated that substantially all additional mortgage assets will be acquired from Lehman Bank (currently, the sole common shareholder). As of December 31, 2007, Capital Crossing Preferred held loans acquired from Capital Crossing with net investment balances of $66.7 million. Capital Crossing Preferred’s loan portfolio at December 31, 2007 consisted primarily of mortgage assets secured by commercial and multi-family properties.

Lehman Bank administers the day-to-day activities of Capital Crossing Preferred in its roles as servicer under a master service agreement entered into between Lehman Bank and Capital Crossing Preferred and as advisor under an advisory agreement. Capital Crossing Preferred pays Lehman Bank an annual servicing fee equal to 0.20%, payable monthly, and an annual advisory fee equal to 0.05%, also payable monthly, of the gross average outstanding principal balances of loans in the loan portfolio for the immediately preceding month. Lehman Bank and its affiliates have interests that are not identical to those of Capital Crossing Preferred. Consequently, conflicts of interest may arise with respect to transactions, including, without limitation:

•	future acquisitions of mortgage assets from Lehman Bank or its affiliates;

•	servicing of mortgage assets, particularly with respect to mortgage assets that become classified or placed on non-performing status;

•	the modification of the advisory agreement and the master service agreement.

It is the intention of Capital Crossing Preferred that any agreements and transactions between Capital Crossing Preferred and Lehman Bank are fair to all parties and consistent with market terms, including the price paid and received for mortgage assets on their acquisition or disposition by Capital Crossing Preferred or in connection with the servicing of such mortgage assets. However, there can be no assurance that such agreements or transactions will be on terms as favorable to Capital Crossing Preferred as those that could have been obtained from unaffiliated third parties.

Lehman Bank

As noted above, on February 14, 2007, Capital Crossing was acquired by Lehman Bank and is now a division of Lehman Bank. Lehman Bank is a wholly owned subsidiary of Lehman Brothers. As a subsidiary of Lehman Brothers, a top-tier investment bank and market leader in mortgage and consumer loan securitization, Lehman Bank is uniquely positioned to offer products and pricing expertise that leverages a strong institutional background. Lehman Bank is headquartered in Wilmington, Delaware and is a member of the Federal Home Loan Bank System. Lehman Bank’s deposits are insured by the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2007, Lehman Bank had total assets of $16.1 billion, deposits of $12.0 billion and stockholders’ equity of $2.1 billion. At December 31, 2007, under the regulatory capital ratios developed and monitored by the federal bank regulatory agencies and applicable to banks, Lehman Bank’s capital was sufficient to enable it to be qualified as “well capitalized.”

As a majority-owned subsidiary of Lehman Bank, the assets and liabilities and results of operations of Capital Crossing Preferred are consolidated with those of Lehman Bank for Lehman Bank’s financial reporting and regulatory capital purposes. As such, loans acquired by Capital Crossing Preferred from Lehman Bank will nevertheless be treated as assets of Lehman Bank for purposes of compliance by Lehman Bank with the Office of Thrift Supervision’s regulatory capital requirements and in Lehman Bank’s consolidated financial statements. Interest income on those loans will be treated as interest income of Lehman Bank in Lehman Bank’s consolidated financial statements.

Acquisition of Loan Portfolio

Pursuant to the terms of a master mortgage loan purchase agreement entered into by and between Capital Crossing Preferred and Lehman Bank, Lehman Bank assigns, from time to time, certain loans to Capital Crossing Preferred. In connection with said assignment, Lehman Bank delivers or causes to be delivered to Capital Crossing Preferred the mortgage note with respect to each mortgage endorsed to the order of Capital Crossing Preferred, the original or certified copy of the mortgage with evidence of recording indicated thereon, if available, and an original or certified copy of an assignment of the mortgage in recordable form. Such documents are initially held by Lehman Bank, acting as custodian for Capital Crossing Preferred pursuant to the terms of a master service agreement entered into by and between Lehman Bank and Capital Crossing Preferred.

Under the terms of the master mortgage loan purchase agreement, Lehman Bank makes certain representations and warranties with respect to the mortgage assets for the benefit of Capital Crossing Preferred regarding information provided with respect to mortgage assets, liens, validity of the mortgage documents, and compliance with applicable laws. Lehman Bank is obligated to repurchase any mortgage asset sold by it to Capital Crossing Preferred as to which there is a material breach of any such representation or warranty, unless Capital Crossing Preferred permits Lehman Bank to substitute other qualified mortgage assets for such mortgage asset. Lehman Bank also indemnifies Capital Crossing Preferred for damages or costs resulting from any such breach. The repurchase price for any such mortgage asset is such asset’s net carrying value plus accrued and unpaid interest on the date of repurchase.

From time to time, mortgage assets may be returned to Lehman Bank in the form of dividends or returns of capital. Lehman Bank will consider the amounts of such returns when assessing the adequacy of the size and composition of Capital Crossing Preferred’s loan portfolio and may, from time to time, contribute additional mortgage assets to Capital Crossing Preferred. Lehman Bank will seek to ensure that the mortgage assets it contributes to Capital Crossing Preferred are generally of similar quality and characteristics as those returned to it.

Future decisions regarding mortgage asset acquisitions by Capital Crossing Preferred from Lehman Bank will be based on the level of Capital Crossing Preferred’s preferred stock dividends at the time and Capital Crossing Preferred’s required level of income necessary to generate adequate dividend coverage.

Management Policies and Programs

In administering Capital Crossing Preferred’s mortgage assets, Lehman Bank has a high degree of autonomy. Capital Crossing Preferred’s Board of Directors, however, has adopted certain policies to guide the acquisition and disposition of assets, use of capital and leverage, credit risk management and certain other activities. These policies, which are discussed below, may be amended or revised from time to time at the discretion of Capital Crossing Preferred’s Board of Directors without a vote of Capital Crossing Preferred’s stockholders, including Series D preferred shares, or without a vote of Capital Crossing Preferred’s only common stockholder, Lehman Bank.

Asset Acquisition and Disposition Policies.  Capital Crossing Preferred anticipates that it will, from time to time, purchase additional mortgage assets. Capital Crossing Preferred intends to acquire all or substantially all of such mortgage assets from Lehman Bank on terms that are comparable to those that could be obtained by Capital Crossing Preferred if such mortgage assets were purchased from unrelated third parties. Capital Crossing Preferred and Lehman Bank do not currently have specific policies with respect to the purchase by Capital Crossing Preferred from Lehman Bank of particular loans or pools of loans, other than that such assets must be eligible to be held by a REIT. Capital Crossing Preferred intends generally to acquire only performing loans from Lehman Bank. Capital Crossing Preferred may also from time to time acquire mortgage assets from unrelated third parties. To date, Capital Crossing Preferred has not adopted any arrangements or procedures by which it would purchase mortgage assets from unrelated third parties, and it has not entered into any agreements with any third parties with respect to the purchase of mortgage assets. Capital Crossing Preferred anticipates that it would purchase mortgage assets from unrelated third parties only if neither Lehman Bank nor any of its affiliates had an amount or type of mortgage asset sufficient to meet the requirements of Capital Crossing Preferred. Capital Crossing Preferred currently anticipates that the mortgage assets that it purchases will primarily include commercial and multi-family mortgage loans, although if Lehman Bank develops an expertise in additional mortgage asset products, Capital Crossing Preferred may purchase such additional types of mortgage assets. In addition, Capital Crossing Preferred may also from time to time acquire limited amounts of other assets eligible to be held by REITs.

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

Capital Crossing Preferred has no debt outstanding, and it currently does not intend to incur any indebtedness. The organizational documents of Capital Crossing Preferred limit the amount of indebtedness which it is permitted to incur without approval of the Series D preferred stockholders to no more than 100% of its total stockholders’ equity. Any such debt incurred may include intercompany advances made by Lehman Bank to Capital Crossing Preferred.

On May 18, 2007, Lehman Bank paid off all of its outstanding Federal Home Loan Bank of Boston (“FHLBB”) advances. Prior to that, Capital Crossing Preferred had guaranteed all of the obligations of Lehman Bank under the advances Lehman Bank had received from FHLBB. As a result, Capital Crossing Preferred had agreed to pledge a significant amount of its assets. These FHLBB guarantee obligations were assumed by Lehman Bank pursuant to the merger. As a result of the repayment, the guarantee was released. Capital Crossing Preferred received an annual fee of $80,000 under this agreement.

Capital Crossing Preferred may also issue additional series of preferred stock. However, it may not issue additional shares of preferred stock ranking senior to the Series D preferred shares without consent of holders of at least two-thirds of the outstanding Series D preferred shares. Although Capital Crossing Preferred’s charter does not prohibit or otherwise restrict Lehman Bank or its affiliates from holding and voting shares of Series D preferred stock, to Capital Crossing Preferred’s knowledge the amount of shares of Series D preferred stock held by Lehman Bank or its affiliates is insignificant (less than 1%). Similarly, Capital Crossing Preferred may not issue additional shares of preferred stock ranking on parity with the Series D preferred shares without the approval of a majority of its independent directors. Prior to any future issuance of additional shares of preferred stock, Capital Crossing Preferred will take into consideration Lehman Bank’s regulatory capital requirements and the cost of raising and maintaining that capital at the time.

Conflicts of Interest Policies.  Because of the nature of Capital Crossing Preferred’s relationship with Lehman Bank and its affiliates, conflicts of interest have arisen and may arise with respect to certain transactions, including without limitation, Capital Crossing Preferred’s acquisition of mortgage assets from, or return of mortgage assets to Lehman Bank, or disposition of mortgage assets or foreclosed property to, Lehman Bank or its affiliates and the modification of the master service agreement. It is Capital Crossing Preferred’s policy that the terms of any financial dealings with Lehman Bank and its affiliates will be consistent with those available from unaffiliated third parties in the mortgage lending industry. In addition, Capital Crossing Preferred maintains an audit committee of its Board of Directors, which is comprised solely of three independent directors who satisfy the standards for independence promulgated by the Nasdaq Stock Market, Inc. Among other functions, the audit committee will review transactions between Capital Crossing Preferred and Lehman Bank and its affiliates. Under the terms of the advisory agreement, Lehman Bank may not subcontract its duties under the advisory agreement to an unaffiliated third party without the approval of Capital Crossing Preferred’s Board of Directors, including the approval of a majority of its independent directors. Furthermore, under the terms of the advisory agreement, Lehman Bank provides advice and recommendations with respect to all aspects of Capital Crossing Preferred’s business and operations, subject to the control and discretion of Capital Crossing Preferred’s Board of Directors.

Conflicts of interest between Capital Crossing Preferred and Lehman Bank and its affiliates may also arise in connection with decisions bearing upon the credit arrangements that Lehman Bank or one of its affiliates may have with a borrower. Conflicts could also arise in connection with actions taken by Lehman Bank as a controlling person of Capital Crossing Preferred. It is the intention of Capital Crossing Preferred and Lehman Bank that any agreements and transactions between Capital Crossing Preferred and Lehman Bank or its affiliates, including, without limitation, the master mortgage loan purchase agreement, are fair to all parties and are consistent with market terms for such types of transactions. The master service agreement provides that foreclosures and dispositions of the mortgage assets are to be performed in a manner substantially the same as for similar work performed by Lehman Bank for transactions on its own behalf. However, there can be no assurance that any such agreement or transaction will be on terms as favorable to Capital Crossing Preferred as would have been obtained from unaffiliated third parties.

There are no provisions in Capital Crossing Preferred’s charter limiting any officer, director, security holder or affiliate of Capital Crossing Preferred from having any direct or indirect pecuniary interest in any mortgage asset to be acquired or disposed of by Capital Crossing Preferred or in any transaction in which Capital Crossing Preferred has an interest or from engaging in acquiring and holding mortgage assets. As described herein, it is expected that Lehman Bank and its affiliates will have direct interests in transactions with Capital Crossing Preferred (including, without limitation, the sale of mortgage assets to Capital Crossing Preferred). It is not currently anticipated, however, that any of the officers or directors of Capital Crossing Preferred will have any interests in such mortgage assets.

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

Capital Crossing Preferred may, under certain circumstances, and subject to applicable federal and state laws and the requirements for qualifying as a REIT, purchase Series D preferred shares in the open market or otherwise, for redemption by Capital Crossing Preferred. Any such redemption may generally only be effected with the prior approval of the OTS.

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

Under the advisory agreement, Lehman Bank monitors and reviews Capital Crossing Preferred’s compliance with the requirements of the Internal Revenue Code regarding Capital Crossing Preferred’s qualification as a REIT on a quarterly basis and has an independent public accounting firm, selected by the Board of Directors of Capital Crossing Preferred, periodically review the results of Lehman Bank’s analysis.

Servicing

The loans in Capital Crossing Preferred’s portfolio are serviced by Lehman Bank pursuant to the terms of the master service agreement. Lehman Bank in its role as servicer under the terms of the master service agreement receives an annual servicing fee equal to 0.20%, payable monthly, on the gross average outstanding principal balances of loans serviced for the immediately preceding month. Additionally, servicing fees include third party expenses associated with the collection of certain non-performing loans. For the years ended December 31, 2007, 2006 and 2005, Capital Crossing Preferred incurred $199,000, $239,000 and $273,000, respectively, in servicing fees. In 2007, loan servicing fees were offset by the recovery of third party servicing fees, previously expensed by Capital Crossing Prefered, of $54,000 due to the resolution of a loan.

The master service agreement requires Lehman Bank to service the loan portfolio in a manner substantially the same as for similar work performed by Lehman Bank for transactions on its own behalf. Lehman Bank collects and remits principal and interest payments, maintains perfected collateral positions, submits and pursues insurance claims and initiates and supervises foreclosure proceedings on the loan portfolio it services. Lehman Bank also provides accounting and reporting services required by Capital Crossing Preferred for such loans. Capital Crossing Preferred may also direct Lehman Bank to dispose of any loans which become classified, placed on non-performing status, or are renegotiated due to financial deterioration of the borrower. Lehman Bank is required to pay all expenses related to the performance of its duties under the master service agreement. Lehman Bank may institute foreclosure proceedings and foreclose, manage and protect the mortgaged premises, including exercising any power of sale contained in any mortgage or deed of trust, obtaining a deed-in-lieu-of-foreclosure or otherwise acquiring title to a mortgaged property underlying a mortgage loan by operation of law or otherwise in accordance with the terms of the master service agreement.

The master service agreement may be terminated at any time by written agreement between the parties or at any time by either party upon 30 days prior written notice to the other party and appointment of a successor servicer. The master service agreement will automatically terminate if Capital Crossing Preferred ceases to be an affiliate of Lehman Bank.

Lehman Bank remits daily to Capital Crossing Preferred all principal and interest collected on loans serviced by Lehman Bank for Capital Crossing Preferred.

When any mortgaged property underlying a mortgage loan is conveyed by a mortgagor, Lehman Bank generally, upon notice of the conveyance, will enforce any due-on-sale clause contained in the mortgage loan, to the extent permitted under applicable law and governmental regulations. The terms of a particular mortgage loan or applicable law, however, may prohibit Lehman Bank from exercising the due-on-sale clause under certain circumstances related to the security underlying the mortgage loan and the buyer’s ability to fulfill the obligations under the related mortgage note.

Advisory Services

Capital Crossing Preferred has entered into an advisory agreement with Lehman Bank to administer the day-to-day operations of Capital Crossing Preferred. Lehman Bank is paid an annual advisory fee equal to 0.05%, payable monthly, of the gross average outstanding principal balances of Capital Crossing Preferred’s loans for the immediately preceding month, plus reimbursement for certain expenses incurred by Lehman Bank as advisor. For the years ended December 31, 2007, 2006 and 2005, Capital Crossing Preferred incurred $45,000, $60,000, and $70,000, respectively, in advisory fees. As advisor, Lehman Bank is responsible for:

•	monitoring the credit quality of the loan portfolio held by Capital Crossing Preferred;

•	advising Capital Crossing Preferred with respect to the acquisition, management, financing and disposition of its loans and other assets; and

•	maintaining the corporate and shareholder records of Capital Crossing Preferred.

Lehman Bank may, from time to time, subcontract all or a portion of its obligations under the advisory agreement to one or more of its affiliates involved in the business of managing mortgage assets or, with the approval of a majority of Capital Crossing Preferred’s Board of Directors as well as a majority of its independent directors, subcontract all or a portion of its obligations under the advisory agreement to unrelated third parties. Lehman Bank will not, in connection with the subcontracting of any of its obligations under the advisory agreement, be discharged or relieved in any respect from its obligations under the advisory agreement.

The advisory agreement had an initial term of five years, and currently is renewed each year for an additional one-year period unless Capital Crossing Preferred delivers notice of nonrenewal to Lehman Bank. Capital Crossing Preferred may terminate the advisory agreement at any time upon 90 days’ prior notice. As long as any Series D preferred shares remain outstanding, any decision by Capital Crossing Preferred either not to renew the advisory agreement or to terminate the advisory agreement must be approved by a majority of its Board of Directors, as well as by a majority of its independent directors. Other than the servicing fee and the advisory fee, Lehman Bank will not be entitled to any fee for providing advisory and management services to Capital Crossing Preferred.

Description of Loan Portfolio

To date, all of Capital Crossing Preferred’s loans have been acquired or were contributed from Capital Crossing, previously, the sole common shareholder. It is anticipated that substantially all additional mortgage assets will be acquired or contributed from Lehman Bank, currently, the sole common shareholder. Capital Crossing Preferred’s loan portfolio may or may not have the characteristics described below at future dates.

The following table sets forth information regarding the composition of the loan portfolio at the dates indicated:

	December 31,
	2007	2006	2005	2004	2003
	(In Thousands)

Mortgage loans on real estate:
Commercial real estate	$41,400	$57,607	$76,398	$87,247	$111,639
Multi-family residential	24,396	32,412	38,392	35,866	45,101
Land	—	—	—	—	191
One-to-four family residential	877	924	1,305	858	1,489

Total	66,673	90,943	116,095	123,971	158,420
Other	13	14	21	23	24

Total loans, net of discounts	66,686	90,957	116,116	123,994	158,444
Less:
Allowance for loan losses	(1,180)	(1,519)	(1,981)	(2,497)	(3,281)
Net deferred loan fees	(32)	(47)	(55)	(62)	(92)

Loans, net	$65,474	$89,391	$114,080	$121,435	$155,071

The following table sets forth certain information regarding the geographic location of properties securing the mortgage loans in the loan portfolio at December 31, 2007:

			Percentage of
	Number of	Net	Total Net
Location	Loans	Investment	Investment
	(In Thousands)

California	116	$39,350	59.02%
Nevada	5	4,174	6.26
Florida	9	3,235	4.85
Missouri	7	2,265	3.40
North Dakota	8	1,925	2.89
Connecticut	19	1,652	2.48
Texas	6	1,650	2.47
Massachusetts	13	1,597	2.39
Iowa	5	1,153	1.73
All others	49	9,672	14.51

	237	$66,673	100.00%

The following tables set forth information regarding maturity, contractual interest rate and principal balance of all loans in the loan portfolio at December 31, 2007:

			Percentage of
	Number of	Net	Total Net
Period Until Maturity	Loans	Investment	Investment
	(In Thousands)

Six months or less	19	$3,064	4.60%
Greater than six months to one year	4	906	1.36
Greater than one year to three years	22	3,268	4.90
Greater than three years to five years	20	5,118	7.67
Greater than five years to ten years	54	13,003	19.50
Greater than ten years	119	41,327	61.97

	238	$66,686	100.00%

			Percentage of
	Number of	Net	Total Net
Contractual Interest Rate	Loans	Investment	Investment
	(In Thousands)

Less than 4.00%	5	$362	0.54%
4.00 to 4.49	111	34,492	51.72
4.50 to 4.99	—	—	—
5.00 to 5.49	2	173	0.26
5.50 to 5.99	2	1,552	2.33
6.00 to 6.49	3	538	0.81
6.50 to 6.99	21	4,562	6.84
7.00 to 7.49	27	12,747	19.11
7.50 to 7.99	14	2,649	3.97
8.00 to 8.49	15	3,469	5.20
8.50 to 8.99	16	3,673	5.51
9.00 to 9.49	5	318	0.48
9.50 to 9.99	2	286	0.43
10.00 to 10.49	4	672	1.01
10.50 to 10.99	6	745	1.12
11.00% and above	5	448	0.67

	238	$66,686	100.00%

			Percentage of
	Number of	Net	Total Net
Principal Balance	Loans	Investment	Investment
	(In Thousands)

$50,000 and less	62	$1,559	2.34%
Greater than $50,000 to $100,000	41	3,091	4.64
Greater than $100,000 to $250,000	55	9,225	13.83
Greater than $250,000 to $500,000	42	14,701	22.04
Greater than $500,000 to $1,000,000	27	19,898	29.84
Greater than $1,000,000 to $2,000,000	8	10,791	16.18
Greater than $2,000,000 to $3,000,000	3	7,421	11.13

	238	$66,686	100.00%

Loan Purchasing Activities.  A substantial portion of Capital Crossing Preferred’s loan portfolio consists of loans which were purchased by Capital Crossing, previously, the sole common shareholder, from third parties. It is anticipated that substantially all additional loans will be purchased from Lehman Bank, currently, the sole common shareholder. These loans primarily are secured by commercial real estate, multi-family or one-to-four family residential real estate or land located throughout the United States. These loans generally were purchased from sellers in the financial services industry or government agencies. Lehman Bank does not utilize any specific threshold underwriting criteria in evaluating individual loans or pools of loans for purchase, but rather evaluates each individual loan, if it is purchasing an individual loan, or pool of loans, if it is purchasing a pool of loans, on a case by case basis in making a purchase decision as described in more detail below.

Prior to acquiring a loan or portfolio of loans, Lehman Bank’s loan acquisition group conducts a comprehensive review and evaluation of the loan or loans to be acquired in accordance with its credit policy for purchased loans. This review includes an analysis of information provided by the seller, including credit and collateral files, a review and valuation of the underlying collateral and a review, where applicable, of the adequacy of the income generated by the property to repay the loan. This review is conducted by Lehman Bank’s in-house loan acquisition group, which includes credit analysts, real estate appraisers, environmental specialists and legal counsel.

The estimated value of the real property collateralizing the loan is determined by Lehman Bank’s in-house appraisal group which considers, among other factors, the type of property, its condition and location and its highest and best use in its marketplace. In many cases, real estate brokers and/or appraisers with specific knowledge of the local real estate market are also consulted. For larger loans, members of Lehman Bank’s in-house loan acquisition group typically visit the real property collateralizing the loan, conduct a site inspection and conduct an internal rental analysis of similar commercial properties in the local area. Lehman Bank analyzes the current and likely future cash flows generated by the collateral to repay the loan. Lehman Bank also considers minimum debt service coverage ratios, consisting of the ratio of net operating income to total principal and interest payments. New tax and title searches may also be obtained to verify the status of any prior liens on the collateral. Lehman Bank’s in-house environmental specialists review available information with respect to each property collateralizing a loan to assess potential environmental risk.

In order to determine the amount that Lehman Bank is willing to bid to acquire individual loans or loan pools, Lehman Bank considers, among other factors:

•	the collateral securing the loan;

•	the financial resources of the borrowers or guarantors, if any;

•	the recourse nature of the loan;

•	the age and performance of the loan;

•	the length of time during which the loan has performed in accordance with its repayment terms;

•	geographic location;

•	the yield expected to be earned; and

•	servicing restrictions, if any.

In addition to the factors listed above, Lehman Bank also considers the amount it may realize through collection efforts or foreclosure and sale of the collateral, net of expenses, and the length of time and costs required to complete the collection or foreclosure process in the event a loan becomes non-performing or is non-performing at the purchase date. All bids submitted by the Capital Crossing division are subject to the approval of the Division’s President, Chief Investment Officer, or Chief Operating Officer.

Loan Servicing and Asset Resolution.  Lehman Bank has a number of asset managers that are divided into management teams. Loans are assigned to asset managers based on their size and performance status. In the event that a purchased loan becomes delinquent, or if it is delinquent at the time of purchase, Lehman

Bank promptly initiates collection activities. If a delinquent loan becomes non-performing, Lehman Bank may pursue a number of alternatives with the goal of maximizing the overall return on each loan in a timely manner. During this period, Capital Crossing Preferred does not recognize interest income on such loans unless regular payments are being made. In instances when a loan is not returned to performing status, Lehman Bank may seek resolution through negotiating a discounted pay-off with borrowers, which may be accomplished through refinancing by the borrower with another lender, restructuring the loan to a level that is supported by existing collateral and debt service capabilities, or foreclosure and sale of the collateral.

Asset Quality

Payment Status of Loan Portfolio.  The following table sets forth certain information relating to the payment status of loans, net in the loan portfolio at the dates indicated:

	December 31,
	2007	2006	2005	2004	2003
	(In Thousands)

Current	$65,735	$90,286	$115,140	$121,077	$158,314
Over thirty days to eighty-nine days past due	951	255	643	1,360	113
Ninety days or more past due	—	—	—	—	—

Total performing loans, net	66,686	90,541	115,783	122,437	158,427
Non-performing loans	—	416	333	1,557	17

Total loan portfolio, net	$66,686	$90,957	$116,116	$123,994	$158,444

Capital Crossing Preferred’s determination that a purchased loan is delinquent is made prospectively based upon the repayment schedule of the loan following the date of purchase by Lehman Bank and not from the origination date of the loan. Thus, if a borrower was previously in default under the loan (and the loan was not initially purchased as a “non-performing” loan), such default is disregarded by Capital Crossing Preferred in making a determination as to whether or not the purchased loan is delinquent. For example, if Lehman Bank acquires a loan that is past due at the time of acquisition, that loan would not be considered delinquent until it was 90 days past due from Lehman Bank’s purchase date. If Lehman Bank acquires a loan which is contractually delinquent, management evaluates the collectibility of principal and interest and interest would not be accrued when the collectibility of principal and interest is not probable or estimable. Interest income on purchased non-performing loans is accounted for using either the cash basis or the cost recovery method, whereby any amounts received are applied against the recorded amount of the loan. A determination as to which method is used is made on a case-by-case basis.

As servicing agent for Capital Crossing Preferred’s loan portfolio, Lehman Bank will continue to monitor Capital Crossing Preferred’s loans through its review procedures and updated appraisals. Additionally, in order to monitor the adequacy of cash flows on income-producing properties, Lehman Bank generally obtains financial statements and other information from the borrower and the guarantor, including, but not limited to, information relating to rental rates and income, maintenance costs and an update of real estate property tax payments.

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

Loans are returned to accrual status when the loan is brought current in accordance with management’s anticipated cash flows at the time of loan acquisition or origination and collection of principal and interest is probable and estimable.

When Capital Crossing Preferred classifies problem assets, it may establish specific allowances for loan losses or specific nonaccretable discount allocations in amounts deemed prudent by management. When Capital Crossing Preferred identifies problem loans or a portion thereof, as a loss, it will charge-off such amounts or set aside specific allowances or nonaccretable discount equal to the total loss. All of Capital Crossing Preferred’s loans are reviewed monthly to determine which loans are to be placed on non-performing status. In addition, Capital Crossing Preferred’s determination as to the classification of its assets and the amount of its valuation allowances is reviewed by the OTS during their examinations of Lehman Bank, which may result in the establishment of additional general or specific loss allowances.

The following table sets forth the amount of non-performing assets by category at the dates indicated:

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)

Non-performing loans, net:
Commercial real estate	$—	$416	$333	$1,557	$2
Multi-family real estate	—	—	—	—	15

Non-performing loans, net	—	416	333	1,557	17

Other real estate owned	—	—	—	—	—

Non-performing assets, net	$—	$416	$333	$1,557	$17

Non-performing loans, net, as a percent of loans, net of discount and deferred loan income	0.00%	0.46%	0.29%	1.26%	0.01%
Non-performing assets, net, as a percent of total assets	0.00	0.24	0.16	0.72	0.01

Discount and Allowance for Loan Losses

Discounts on Acquired Loans.  In accordance with Statement of Position (“SOP”) No. 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”, Capital Crossing Preferred reviews acquired loans for differences between contractual cash flows and cash flows expected to be collected from Capital Crossing Preferred’s initial investment in the acquired loans to determine if those differences are attributable, at least in part, to credit quality. If those differences are attributable to credit quality, the loan’s contractually required payments receivable in excess of the amount of its cash flows expected at acquisition, or nonaccretable discount, is not accreted into income. SOP No. 03-3 requires that Capital Crossing Preferred recognize the excess of all cash flows expected at acquisition over Capital Crossing Preferred’s initial investment in the loan as interest income using the interest method over the term of the loan. This excess is referred to as accretable discount.

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

There is judgment involved in estimating the amount of Capital Crossing Preferred’s future cash flows on acquired loans. The amount and timing of actual cash flows could differ materially from management’s estimates, which could materially affect Capital Crossing Preferred’s financial condition and results of operations. Depending on the timing of an acquisition of loans, a preliminary allocation may be utilized until a final allocation is established. Generally, the allocation will be finalized no later than ninety days from the date of purchase.

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

The following table sets forth certain information relating to the activity in the nonaccretable discount for the years indicated:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In Thousands)

Balance at beginning of year	$215	$754	$883	$1,524	$8,158
Amounts collected under cost recovery method	(60)	(49)	(75)	(94)	(967)
Transfers to accretable discount upon improvements in cash flows	—	—	(54)	(436)	(2,273)
Increases related to loan restructures	—	126	—	—	—
Net reductions related to resolutions and restructures	—	(126)	—	—	(35)
Net reductions relating to loans sold or distributed	—	(490)	—	(111)	(3,359)

Balance at end of year	$155	$215	$754	$883	$1,524

The predominant portion of the $155,000 and $215,000 of nonaccretable discount at December 31, 2007 and 2006, respectively relates to two loans and four loans (of which none are non-performing) with net investment balances of $202,000 and $299,000 at December 31, 2007 and 2006, respectively.

Allowance for Loan Losses.  Capital Crossing Preferred’s allowance for loan losses at December 31, 2007 was $1.2 million. The determination of this allowance requires the use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. In addition, regulatory agencies periodically review the adequacy of the allowance for loan losses and may require Capital Crossing Preferred to make additions to its allowance for loan losses. While management believes its estimates and assumptions are reasonable, there can be no assurance that they will be proven to be correct in the future. The actual amount of future provisions that may be required cannot be determined, and such provisions may exceed the amounts of past provisions. Management believes that the allowance for loan losses is adequate to absorb the known and inherent risks in Capital Crossing Preferred’s loan portfolio at each date based on the facts known to management as of such date. Management continues to monitor and modify the allowances for general and specific loan losses as economic conditions dictate.

The following table sets forth management’s allocation of the allowance for loan losses by loan category and the percentage of the loans in each category to total loans in each category with respect to the loan portfolio at the dates indicated:

	December 31,
	2007		2006		2005		2004		2003
		% of		% of		% of		% of		% of
	Allowance	Net	Allowance	Net	Allowance	Net	Allowance	Net	Allowance	Net
	for Loan	Loans	for Loan	Loans	for Loan	Loans	for Loan	Loans	for Loan	Loans
	Losses	to Total	Losses	to Total	Losses	to Total	Losses	to Total	Losses	to Total
	(Dollars in Thousands)

Loan Categories:
Commercial real estate and land	$912	62.08%	$1,179	63.33%	$1,562	65.80%	$2,052	70.36%	$2,691	70.58%
Multi-family residential	265	36.58	337	35.63	414	33.06	437	28.93	579	28.46
One-to-four family residential	3	1.32	3	1.02	5	1.12	8	0.69	11	0.94
Other	—	0.02	—	0.02	—	0.02	—	0.02	—	0.02

Total	$1,180	100.00%	$1,519	100.00%	$1,981	100.00%	$2,497	100.00%	$3,281	100.00%

Employees

Capital Crossing Preferred has thirteen officers, including three executive officers. Each officer of Capital Crossing Preferred currently is also an officer and/or director of Lehman Bank or its affiliates. Capital Crossing Preferred will maintain corporate records and audited financial statements that are separate from those of Lehman Bank. Capital Crossing Preferred does not have any employees because it has retained Lehman Bank to perform all necessary functions pursuant to the advisory agreement and the master service agreement. There are no provisions in Capital Crossing Preferred’s charter limiting any of the officers or directors from having any direct or indirect pecuniary interest in any mortgage asset to be acquired or disposed of by Capital Crossing Preferred or in any transaction in which Capital Crossing Preferred has an interest or from engaging in acquiring and holding mortgage assets. None of the officers or directors currently has, nor is it anticipated that they will have, any such interest in Capital Crossing Preferred’s mortgage assets.

Competition

Capital Crossing Preferred does not anticipate that it will engage in the business of originating mortgage loans. It does anticipate that it may acquire mortgage assets in addition to those in the loan portfolio and that substantially all these mortgage assets will be acquired from Lehman Bank. The amount of future acquisitions of mortgage assets will be determined based upon the preferred dividend required to be paid by Capital Crossing Preferred and the level of assets required to produce an adequate dividend coverage ratio. Accordingly, Capital Crossing Preferred does not expect to compete with mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers or insurance companies in acquiring its mortgage assets from Lehman Bank. Lehman Bank, however, faces significant competition in the purchase of mortgage loans, which could have an adverse effect on the ability of Capital Crossing Preferred to acquire mortgage loans. If Lehman Bank does not successfully compete in the purchase of mortgage loans, there could be an adverse effect on Capital Crossing Preferred’s business, financial condition and results of operations.

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

Numerous banks and non-bank financial institutions compete with Lehman Bank for deposit accounts and the acquisition of loans. With respect to deposits, additional significant competition arises from corporate and government debt securities, as well as money market mutual funds. The primary factors in competing for deposit accounts include interest rates, the quality and range of financial services offered and the convenience of office and automated teller machine locations and office hours. Lehman Bank’s competition for acquiring loans includes non-bank financial institutions which may or may not be subject to the same restrictions or regulations as Lehman Bank is. The primary factor in competing for purchased loans is price.

Lehman Bank faces substantial competition both from other more established banks and from non-bank financial institutions. Most of these competitors offer products and services similar to those offered by Lehman Bank, have facilities and financial resources greater than those of Lehman Bank and have other competitive advantages over Lehman Bank.

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

General Business Risks

A decline in Lehman Bank’s capital levels may result in the Series D preferred shares being subject to automatic exchange into preferred shares of Lehman Bank

The returns from an investment in the Series D preferred shares will depend to a significant extent on the performance and capital of Lehman Bank. A significant decline in the performance and capital levels of Lehman Bank or the placement of Lehman Bank into bankruptcy, reorganization, conservatorship or receivership could result in the automatic exchange of the Series D preferred shares for preferred shares of Lehman Bank, which would represent an investment in Lehman Bank and not in Capital Crossing Preferred. Under these circumstances:

•	a holder of Series D preferred shares would be a preferred stockholder of Lehman Bank at a time when Lehman Bank’s financial condition was deteriorating or when Lehman Bank had been placed into bankruptcy, reorganization, conservatorship or receivership and, accordingly, it is unlikely that Lehman Bank would be in a financial position to pay any dividends on the preferred shares of Lehman Bank. An investment in Lehman Bank is also subject to risks that are distinct from the risks associated with an investment in Capital Crossing Preferred. For example, an investment in Lehman Bank would involve risks relating to the capital levels of, and other federal and state regulatory requirements applicable to Lehman Bank and the performance of Lehman Bank’s overall loan portfolio and other business lines. Lehman Bank also has significantly greater liabilities than does Capital Crossing Preferred;

•	if a liquidation of Lehman Bank occurs, the claims of depositors and creditors of Lehman Bank and of the OTS would have priority over the claims of holders of the preferred shares of Lehman Bank, and therefore, a holder of Series D preferred shares likely would receive, if anything, substantially less than such holder would receive had the Series D preferred shares not been exchanged for preferred shares of Lehman Bank; and

•	the exchange of the Series D preferred shares for preferred shares of Lehman Bank would be a taxable event to a holder of Series D preferred shares under the Internal Revenue Code, and such holder would incur a gain or a loss, as the case may be, measured by the difference between such holder’s basis in the Series D preferred shares and the fair market value of Lehman Bank preferred shares received in the exchange.

Because of Capital Crossing Preferred’s obligations to creditors, it may not be able to make dividend or liquidation payments to holders of the Series D preferred shares

The Series D preferred shares rank:

•	junior to borrowings of Capital Crossing Preferred and any other obligations to Capital Crossing Preferred’s creditors upon its liquidation and:

•	senior to Capital Crossing Preferred’s common stock and its Series B preferred stock with regard to payment of dividends and amounts upon liquidation.

If Capital Crossing Preferred incurs significant indebtedness, it may not have sufficient funds to make dividend or liquidation payments on the Series D preferred shares. Upon Capital Crossing Preferred’s liquidation, its obligations to its creditors would rank senior to the Series D preferred shares. At December 31, 2007, Capital Crossing Preferred had approximately $191,000 in accounts payable and other liabilities which, upon its liquidation, would be required to be paid before any payments could be made to holders of the Series D preferred shares. In addition, upon Capital Crossing Preferred’s liquidation, dissolution or winding up, if it does not have sufficient funds to pay the full liquidation amount, to the holders of the Series D preferred shares, will share ratably in any distribution in proportion to the full liquidation amount which they otherwise would be entitled and such holders may receive less than the per share liquidation amount.

The terms of the Series D preferred shares limit Capital Crossing Preferred’s ability to incur debt in excess of 100% of its stockholders’ equity without the approval of the holders of at least two-thirds of the outstanding Series D preferred shares, but do not require that Capital Crossing Preferred obtain the approval of the holders of the Series D preferred shares to issue additional series of preferred shares which rank equal to the Series D preferred shares as to payment of dividends or amount upon liquidation. As a result, subject to these limitations, Capital Crossing Preferred may incur obligations which may further limit its ability to make dividend or liquidation payments in the future.

Bank regulators may limit the ability of Capital Crossing Preferred to implement its business plan and may restrict its ability to pay dividends

Because Capital Crossing Preferred is a subsidiary of Lehman Bank, federal and state regulatory authorities have the right to examine it and its activities and under certain circumstances, to impose restrictions on Lehman Bank or Capital Crossing Preferred which could impact Capital Crossing Preferred’s ability to conduct its business according to its business objectives, which could materially adversely affect the financial condition and results of operations of Capital Crossing Preferred.

If Lehman Bank’s regulators determine that Lehman Bank’s relationship to Capital Crossing Preferred results in an unsafe and unsound banking practice, the regulators could restrict Capital Crossing Preferred’s ability to transfer assets, to make distributions to its stockholders, including dividends on its Series D preferred shares, or to redeem shares of Series D preferred stock or even require Lehman Bank to sever its relationship with or divest its ownership interest in Capital Crossing Preferred. Such actions could potentially result in Capital Crossing Preferred’s failure to qualify as a REIT.

Payment of dividends on the Series D preferred shares could also be subject to regulatory limitations if Lehman Bank becomes undercapitalized. Lehman Bank will be deemed undercapitalized if its total risk-based capital ratio is less than 8.0%, its Tier 1 risk-based capital ratio is less than 4.0% or its Tier 1 leverage ratio is less than 4.0%. At December 31, 2007, Lehman Bank had a total risk-based capital ratio of 13.52%, a Tier 1 risk-based capital ratio of 11.66% and a Tier 1 leverage ratio of 11.99%, per the Thrift Financial Report filed with the OTS, which is sufficient for Lehman Bank to be considered well-capitalized. If Lehman Bank becomes undercapitalized or the OTS anticipates that it will become undercapitalized, the OTS may direct the automatic exchange of the preferred shares of Capital Crossing Preferred for preferred shares of Lehman Bank. For purposes of calculating these capital ratios as a percentage of Lehman Bank’s risk-weighted assets, as opposed to its total assets, Lehman Bank’s assets are assigned to risk categories based on the relative credit risk of the asset in question. These risk weights consist of 0% for assets deemed least risky such as cash, claims backed by the full faith and credit of the U.S. government, and balances due from Federal Reserve banks; 20% for assets deemed slightly more risky such as portions of obligations conditionally guaranteed by the U.S. government or federal funds sold; 50% for assets deemed still more risky such as government issued-revenue bonds, one-to-four family residential first mortgage loans and well-collateralized multi-family residential first mortgage loans; and 100% for all other assets, including private sector loans such as commercial mortgage loans as well as bank-owned real estate.

While Capital Crossing Preferred believes that dividends on the Series D preferred shares should not be considered distributions by Lehman Bank, the OTS may not agree with this position. Under OTS regulations on capital distributions, the ability of Lehman Bank to make a capital distribution varies depending primarily on Lehman Bank’s earnings and regulatory capital levels. Capital distributions are defined to include payment of dividends, stock repurchases, cash-out mergers and other distributions charged against the capital accounts of an institution. The OTS could limit or prohibit the payment of dividends on the Series D preferred shares if it determines that the payment of those dividends is a capital distribution by Lehman Bank and that Lehman Bank’s earnings and regulatory capital levels are below specified levels.

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

Capital Crossing Preferred’s loans are concentrated in California and New England and adverse conditions in those markets could adversely affect its operations

Properties underlying Capital Crossing Preferred’s current mortgage assets are concentrated primarily in California, particularly Southern California, and New England. As of December 31, 2007, approximately 59.0% of the net balances of its mortgage loans were secured by properties located in California and 6.8% in New England. Adverse economic, political or business developments or natural hazards may affect these areas and the ability of property owners in these areas to make payments of principal and interest on the underlying mortgages. If either region experienced adverse economic, political or business conditions, or natural hazards, Capital Crossing Preferred would likely experience higher rates of loss and delinquency on its mortgage loans than if its loans were more geographically diverse.

A substantial majority of Capital Crossing Preferred’s loans were originated by other parties

At December 31, 2007, substantially all of Capital Crossing Preferred’s net loans consisted of loans originated by third parties that were purchased by Capital Crossing (previously the sole common shareholder) and subsequently acquired by Capital Crossing Preferred from Capital Crossing. It is anticipated that substantially all additional mortgage assets will be acquired from Lehman Bank, currently, the sole common shareholder. When Lehman Bank purchases loans originated by third parties, it generally cannot conduct the same level of due diligence that it would have conducted had it originated the loans. In addition, loans originated by third parties may lack current financial information and may have incomplete legal documentation and outdated appraisals. Although Lehman Bank conducts a comprehensive acquisition review, it also may rely on certain information provided by the parties that originated the loans, whose underwriting standards may be substantially different than Lehman Bank’s. These differences may include less rigorous appraisal requirements and debt service coverage ratios, and less rigorous analysis of property location and environmental factors, building condition and age, tenant quality, compliance with zoning regulations, any use restrictions, easements or rights of ways that may impact the property value and the borrower’s ability to manage the property and service the mortgage. As a result, Lehman Bank may not have information with respect to an acquired loan which, if known at the time of acquisition, would have caused it to reduce its bid price or not bid for the loan at all. This may adversely affect Capital Crossing Preferred’s yield on loans or cause it to increase its provision for loan losses. In addition, Lehman Bank may acquire loans as part of a pool that, given the opportunity to review and underwrite at the outset, it would not have originated. Loans such as these could have a higher risk of becoming non-performing in the future and adversely affect Capital Crossing Preferred’s results of operations.

More than half of Capital Crossing Preferred’s loan portfolio is made up of commercial mortgage loans which are generally riskier than other types of loans

Commercial mortgage loans constituted approximately 62.1% of the total loans, net of discounts, in Capital Crossing Preferred’s loan portfolio at December 31, 2007. Commercial mortgage loans are generally subject to greater risks than other types of loans. Capital Crossing Preferred’s commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, may have shorter maturities than other mortgage loans and may not be fully amortizing, meaning that they have a principal balance or “balloon” payment due on maturity. The commercial real estate properties underlying Capital Crossing Preferred’s commercial mortgage loans also tend to be unique and are more difficult to value than other real estate properties. They are also subject to relatively greater environmental risks than other types of loans and to the corresponding burdens and costs of compliance with environmental laws and regulations. Because of these risks related to commercial mortgage loans, Capital Crossing Preferred may experience higher rates of default on its mortgage loans than it would if its loan portfolio was more diversified and included a greater number of owner-occupied residential or other mortgage loans. Higher rates of default will cause Capital Crossing Preferred’s level of impaired loans to increase, which may have a material adverse affect on its results of operation.

Capital Crossing Preferred may not be able to purchase loans at the same volumes or with the same yields as it has historically purchased

To date Capital Crossing Preferred has purchased all of the loans in its portfolio from Capital Crossing, previously its sole common shareholder. Historically, Capital Crossing has acquired such loans

•	from institutions which sought to eliminate certain loans or categories of loans from their portfolios;

•	from institutions participating in securitization programs;

•	from failed or consolidating financial institutions; and

•	from government agencies.

Future loan purchases will depend on the availability of pools of loans offered for sale and Lehman Bank’s ability to submit successful bids or negotiate satisfactory purchase prices. The acquisition of loans is highly competitive. Capital Crossing Preferred cannot provide assurance that Lehman Bank will be able to purchase loans at the same volumes or with the same yields as it has historically purchased. This may interfere with Capital Crossing Preferred’s ability to maintain the requisite level of mortgage assets to maintain its qualification as a REIT. If volumes of loans purchased decline or the yields on these loans decline further, Capital Crossing Preferred would experience a material adverse effect on its financial condition.

Capital Crossing Preferred could be held responsible for environmental liabilities of properties it acquires through foreclosure

If Capital Crossing Preferred chooses to foreclose on a defaulted mortgage loan to recover its investment it may be subject to environmental liabilities related to the underlying real property. Approximately 62.1% of the total loans, net of discounts, in Capital Crossing Preferred’s portfolio at December 31, 2007 were commercial mortgage loans, which generally are subject to relatively greater environmental risks than other types of loans. Hazardous substances or wastes, contaminants, pollutants or sources thereof may be discovered on properties during Capital Crossing Preferred’s ownership or after a sale to a third party. The amount of environmental liability could exceed the value of the real property. There can be no assurance that Capital Crossing Preferred would not be fully liable for the entire cost of any removal and clean-up on an acquired property, that the cost of removal and clean-up would not exceed the value of the property or that Capital Crossing Preferred could recoup any of the costs from any third party. In addition, Capital Crossing Preferred may find it difficult or impossible to sell the property prior to or following any such remediation. The incurrence of any significant environmental liabilities with respect to a property securing a mortgage loan could have a material adverse effect on Capital Crossing Preferred’s financial condition.

Capital Crossing Preferred is dependent in virtually every phase of its operations on the diligence and skill of the management of Lehman Bank

Lehman Bank, which holds all of Capital Crossing Preferred’s common stock, is involved in virtually every aspect of Capital Crossing Preferred’s operations. Capital Crossing Preferred has thirteen officers, including three executive officers, and no other employees and does not have any independent corporate infrastructure. All of Capital Crossing Preferred’s officers are also officers of Lehman Bank or its affiliates. Capital Crossing Preferred does not have any employees because it has retained Lehman Bank to perform all necessary functions pursuant to the advisory agreement and the master service agreement.

Under an advisory agreement between Capital Crossing Preferred and Lehman Bank, Lehman Bank administers day-to-day activities, including monitoring of Capital Crossing Preferred’s credit quality and advising it with respect to the acquisition, management, financing and disposition of mortgage assets and its operations generally. Under a master service agreement between Capital Crossing Preferred and Lehman Bank, Lehman Bank services Capital Crossing Preferred’s loan portfolio. The advisory agreement has an initial term of five years with an automatic renewal feature and the master service agreement has a one-year term with an automatic renewal feature. Both the master service agreement and the advisory agreement are subject to earlier termination upon 30 days and 90 days notice, respectively. Lehman Bank may subcontract all or a portion of its obligations under the advisory agreement to its affiliates or, with the approval of a majority of Capital Crossing Preferred’s Board of Directors including a majority of Capital Crossing Preferred’s independent directors, subcontract its obligations under the advisory agreement to unrelated third parties. Lehman Bank will not, in connection with the subcontracting of any of its obligations under the advisory agreement, be discharged or relieved from its obligations under the advisory agreement.

The loss of the services of Lehman Bank, or the inability of Lehman Bank to effectively provide such services whether as a result of the loss of key members of Lehman Bank’s management, early termination of the agreements or otherwise, and Capital Crossing Preferred’s inability to replace such services on favorable terms, or at all, could adversely affect Capital Crossing Preferred’s ability to conduct its operations.

Capital Crossing Preferred’s relationship with Lehman Bank may create conflicts of interest

Lehman Bank and its affiliates may have interests which are not identical to Capital Crossing Preferred’s and therefore conflicts of interest have arisen and may arise in the future with respect to transactions between Capital Crossing Preferred and Lehman Bank such as:

Acquisition of mortgage assets.  Capital Crossing Preferred anticipates that it will from time to time continue to purchase additional mortgage assets. Capital Crossing Preferred intends to acquire all or substantially all of such mortgage assets from Lehman Bank, on terms that are comparable to those that could be obtained by Capital Crossing Preferred if such mortgage assets were purchased from unrelated third parties. Neither Capital Crossing Preferred nor Lehman Bank currently have specific policies with respect to the purchase by Capital Crossing Preferred from Lehman Bank of particular loans or pools of loans, other than that such assets must be eligible to be held by a REIT. Although these purchases are structured to take advantage of the underwriting procedures of Lehman Bank, and while Capital Crossing Preferred believes that any agreements and transactions between it, on the one hand, and Lehman Bank and/or its affiliates on the other hand, are fair to all parties and consistent with market terms, neither Capital Crossing Preferred nor Lehman Bank have obtained any third-party valuation to confirm that Capital Crossing Preferred is paying fair market value for these loans, nor does Capital Crossing Preferred anticipate obtaining a third-party valuation in the future. Additionally, through limiting Capital Crossing Preferred’s source of purchased mortgage assets solely to those originated or purchased by Lehman Bank, Capital Crossing Preferred’s portfolio will generally reflect the nature, scope and risk of Lehman Bank’s portfolio rather than a more diverse portfolio composed of mortgage loans also purchased from other lenders.

Servicing of Capital Crossing Preferred mortgage assets by Lehman Bank.  Capital Crossing Preferred’s loans are serviced by Lehman Bank pursuant to the terms of the master service agreement. Lehman Bank in its role as servicer under the terms of the master service agreement receives an annual servicing fee equal to 0.20%, payable monthly, on the gross average outstanding principal balances of loans serviced for the immediately preceding month. The master service agreement requires Lehman Bank to service the loan portfolio in a manner substantially the same as for similar work performed by Lehman Bank for transactions on its own behalf. This will become especially important as Lehman Bank services any loans which become classified or are placed on non-performing status, or are renegotiated due to the financial deterioration of the borrower. While Capital Crossing Preferred believes that Lehman Bank will diligently pursue collection of any non-performing loans, Capital Crossing Preferred cannot provide assurance that this will be the case. Capital Crossing Preferred’s ability to make timely payments of dividends will depend in part upon Lehman Bank’s prompt collection efforts on behalf of Capital Crossing Preferred.

Future dispositions by Capital Crossing Preferred of mortgage assets to Lehman Bank or its affiliates.  The master service agreement provides that foreclosures and dispositions of the mortgage assets are to be performed in a manner substantially the same as for similar work performed by Lehman Bank on its own behalf. However, Capital Crossing Preferred cannot provide assurance that any such agreement or transaction will be on terms as favorable to it as would have been obtained from unaffiliated third parties. Lehman Bank may seek to exercise its influence over Capital Crossing Preferred’s affairs so as to cause the sale of the mortgage assets owned by Capital Crossing Preferred and their replacement by lesser quality loans purchased from Lehman Bank or elsewhere which could adversely affect Capital Crossing Preferred’s business and its ability to make timely payments of dividends.

Future modifications of the advisory agreement or master service agreement.  Should Capital Crossing Preferred seek to modify either the advisory agreement or the master service agreement, it would rely upon its officers, all of whom are also officers of Lehman Bank or its affiliates, and/or its directors, three of whom are also officers of Lehman Bank. Thus, Capital Crossing Preferred’s officers and/or directors would be responsible for taking positions with respect to such agreements that, while in Capital Crossing Preferred’s best interests, may not be in the best interests of Lehman Bank. In such instance, Lehman Bank has the ability to block any modification that is not in its best interests. Although the termination, modification or decision not to renew the advisory agreement and/or the master service agreement requires the approval of a majority of Capital Crossing Preferred’s independent directors, Lehman Bank, as holder of all of Capital Crossing

Preferred’s outstanding common stock, controls the election of all Capital Crossing Preferred directors, including the independent directors. Capital Crossing Preferred cannot provide assurance that such modifications, if available to it, will be on terms as favorable to it as those that could have been obtained from unaffiliated third parties.

The master loan purchase agreement was not the result of arm’s-length negotiations.  Capital Crossing Preferred acquires loans pursuant to the master mortgage loan purchase agreement between Capital Crossing Preferred and Lehman Bank, at an amount equal to Lehman Bank’s net carrying value for those mortgage assets. While Capital Crossing Preferred believes that the master mortgage loan purchase agreement, when entered into, was fair to all parties and consistent with market terms, all of its officers and three of its directors were at the time the master service mortgage loan purchase agreement was entered into officers of Capital Crossing and currently, Capital Crossing Preferred’s officers and three of the company’s current directors are officers of Lehman Bank and/or affiliates of Lehman Bank. Lehman Bank, as holder of all of Capital Crossing Preferred’s outstanding common stock, controls the election of all Capital Crossing Preferred directors, including the independent directors. Capital Crossing Preferred cannot provide assurance that the master mortgage loan purchase agreement was entered into on terms as favorable to Capital Crossing Preferred as those that could have been obtained from unaffiliated third parties.

Neither Capital Crossing Preferred nor Lehman Bank have specific policies with respect to the purchase by Capital Crossing Preferred from Lehman Bank of particular loans or pools of loans

The lack of specific policies with respect to the purchase by Capital Crossing Preferred of loans from Lehman Bank could result in Capital Crossing Preferred acquiring lower quality mortgage assets from Lehman Bank than if such policies were otherwise in place. Neither Capital Crossing Preferred nor Lehman Bank currently have specific policies with respect to the purchase by Capital Crossing Preferred from Lehman Bank of particular loans or pools of loans, other than that such assets must be eligible to be held by a REIT. Capital Crossing Preferred’s Board of Directors has adopted certain policies to guide the acquisition and disposition of assets but these policies may be revised from time to time at the discretion of the Board of Directors without a vote of Capital Crossing Preferred’s stockholders. Capital Crossing Preferred intends to acquire all or substantially all of the additional mortgage assets it may acquire in the future from Lehman Bank on terms that are comparable to those that could be obtained by Capital Crossing Preferred if such mortgage assets were purchased from unrelated third parties, but Capital Crossing Preferred cannot provide assurance that this will always be the case.

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

Capital Crossing Preferred does not obtain third-party valuations and therefore it may pay more or receive less than fair market value for its mortgage assets

To date, Capital Crossing Preferred has not obtained third-party valuations as part of its loan acquisitions or dispositions and does not anticipate obtaining third-party valuations for future acquisitions and dispositions of mortgage assets. Capital Crossing Preferred does not intend to obtain third-party valuations even where it is acquiring mortgage assets from, or disposing mortgage assets to, one of its affiliates, including Lehman Bank. Accordingly, Capital Crossing Preferred may pay its affiliates, including Lehman Bank, more than the fair market value of mortgage assets it acquires and may receive less than the fair market value of the mortgage assets it sells based on a third-party valuation.

Capital Crossing Preferred may pay more than fair market value for mortgages it purchases from Lehman Bank because it does not engage in arm’s-length negotiations with Lehman Bank

Capital Crossing Preferred acquires mortgage assets from Lehman Bank under a master mortgage loan purchase agreement between it and Lehman Bank, at an amount equal to Lehman Bank’s net carrying value for those mortgage assets. Because Lehman Bank is an affiliate of Capital Crossing Preferred’s, Capital Crossing Preferred does not engage in any arm’s-length negotiations regarding the consideration to be paid. Accordingly, if Lehman Bank’s net carrying value exceeds the fair market value of the mortgage assets, Capital Crossing Preferred would pay Lehman Bank more than the fair market value for those mortgaged assets.

Fluctuations in interest rates could reduce Capital Crossing Preferred earnings and affect its ability to pay dividends

Capital Crossing Preferred’s income consists primarily of interest earned on its mortgage assets and short-term investments. A significant portion of Capital Crossing Preferred’s mortgage assets bears interest at adjustable rates. If there is a decline in interest rates, then Capital Crossing Preferred will experience a decrease in income available to be distributed to its stockholders. If interest rates decline, Capital Crossing Preferred may also experience an increase in prepayments on its mortgage assets and may find it difficult to purchase additional mortgage assets bearing rates sufficient to support payment of dividends on the Series D preferred shares. Conversely, an increase in mortgage rates could result in decreased interest income and increased non-interest expense related to workouts and other collection efforts. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on Capital Crossing Preferred’s loans may lead to an increase in non-performing assets and a reduction of discount accreted into income, which could have a material adverse affect on Capital Crossing Preferred’s results of operation. Because the dividend rates on the Series D preferred shares are fixed, a significant decline or increase in interest rates, either of which result in lower net income, could materially adversely affect Capital Crossing Preferred’s ability to pay dividends on the Series D preferred shares.

Tax Risks Related to REITs

If Capital Crossing Preferred fails to qualify as a REIT, it will be subject to federal income tax at regular corporate rates

If Capital Crossing Preferred fails to qualify as a REIT for any taxable year, it would be subject to federal income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates. As a result, the amount available for distribution to Capital Crossing Preferred’s stockholders would be reduced for the year or years involved. In addition, unless entitled to relief under statutory provisions, Capital Crossing Preferred would be disqualified from treatment as a REIT for the four taxable years following the year which qualification was lost. The failure to qualify as a REIT would reduce Capital Crossing Preferred’s net earnings available for distribution to its stockholders because of the additional tax liability for the year or years involved. Capital Crossing Preferred’s failure to qualify as a REIT would not by itself give it the right to redeem the Series D preferred shares, nor would it give the holders of the Series D preferred shares the right to have their shares redeemed.

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

If Capital Crossing Preferred does not distribute 90% of its net taxable income, it may not qualify as a REIT

In order to qualify as a REIT, Capital Crossing Preferred generally is required each year to distribute to its stockholders at least 90% of its net taxable income, excluding net capital gains. Capital Crossing Preferred may retain the remainder of REIT taxable income or all or part of its net capital gain, but will be subject to tax at regular corporate rates on such income. In addition, Capital Crossing Preferred is subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions considered as paid by Capital Crossing Preferred with respect to any calendar year are less than the sum of (1) 85% of its ordinary income for the calendar year, (2) 95% of its capital gains net income for the calendar year and (3) 100% of any undistributed income from prior periods. Under certain circumstances, federal or state regulatory authorities may restrict Capital Crossing Preferred’s ability, as a subsidiary of Lehman Bank, to make distributions to its stockholders in an amount necessary to retain its REIT qualification. Such a restriction could result in Capital Crossing Preferred failing to qualify as a REIT. To the extent Capital Crossing Preferred’s REIT taxable income may exceed the actual cash received for a particular period, Capital Crossing Preferred may not have sufficient liquidity to make distributions necessary to retain its REIT qualification.

Capital Crossing Preferred may redeem the Series D preferred shares at any time upon the occurrence of a tax event

At any time following the occurrence of certain changes in the tax laws or regulations concerning REITs, Capital Crossing Preferred will have the right to redeem the Series D preferred shares in whole, subject to the prior written approval of the OTS. Capital Crossing Preferred would have the right to redeem the Series D preferred shares if it received an opinion of counsel to the effect that, as a result of changes to the tax laws or regulations:

•	dividends paid by Capital Crossing Preferred with respect to its capital stock are not fully deductible by it for income tax purposes; or

•	Capital Crossing Preferred are otherwise unable to qualify as a REIT.

The occurrence of such changes in the tax laws or regulations will not, however, give the holders of the Series D preferred shares any right to have their shares redeemed.

Capital Crossing Preferred has imposed ownership limitations to protect its ability to qualify as a REIT, however, if ownership of the common stock of Lehman Bank becomes concentrated in a small number of individuals Capital Crossing Preferred may fail to qualify as a REIT

To maintain Capital Crossing Preferred’s status as a REIT, not more than 50% in value of Capital Crossing Preferred’s outstanding shares may be owned, directly or indirectly, by five or fewer individuals, as defined in the Internal Revenue Code to include certain entities, during the last half of each taxable year. Capital Crossing Preferred currently satisfies this requirement because for this purpose Capital Crossing Preferred’s common stock held by Lehman Bank is treated as held by Lehman Bank’s stockholders. However, it is possible that the ownership of Lehman Bank might become sufficiently concentrated in the future such that five or fewer individuals would be treated as having constructive ownership of more than 50% of the value of Capital Crossing Preferred’s stock. Capital Crossing Preferred may have difficulty monitoring the daily ownership and constructive ownership of its outstanding shares and, therefore, Capital Crossing Preferred cannot provide assurance that it will continue to meet the share ownership requirement. This risk may be increased in the future as Lehman Bank implements common stock repurchase programs because repurchases may cause ownership in Lehman Bank to become more concentrated. In addition, while the fact that the Series D preferred shares may be redeemed or exchanged will not affect Capital Crossing Preferred’s REIT status prior to any such redemption or exchange, the redemption or exchange of all or a part of the Series D preferred shares could adversely affect Capital Crossing Preferred’s ability to satisfy the share ownership requirements in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Capital Crossing Preferred conducts its business out of an office of Lehman Bank, located at 101 Summer Street, Boston, Massachusetts. Capital Crossing Preferred does not reimburse Lehman Bank for the use of such space.

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

Common Stock

In connection with its formation on March 20, 1998, Capital Crossing Preferred issued 100 shares of its common stock to Capital Crossing. These shares of common stock were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. There is no established public trading market for the common stock. As of March 24, 2008, there were 100 issued and outstanding shares of common stock, all of which were held by Lehman Bank.

On February 14, 2007, Capital Crossing was acquired by Lehman Bank through a two step merger transaction. An interim thrift subsidiary of Lehman Bank was merged into Capital Crossing. Immediately following such merger, Capital Crossing was merged into Lehman Bank. Under the terms of the agreement, Lehman Brothers paid $30.00 per share in cash in exchange for each outstanding share of Capital Crossing.

During 2007, 2006 and 2005, dividends of $4.2 million, $5.6 million and $5.9 million, respectively, were paid to the common stockholder. In addition, during 2007, 2006 and 2005, returns of capital totaling $24.8 million, $29.4 million and $14.1 million, respectively, were paid to the common stockholder.

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

On May 11, 2004, Capital Crossing Preferred closed its public offering of 1,500,000 shares of its 8.50% Non-cumulative exchangeable preferred stock, Series D. The net proceeds to Capital Crossing Preferred from the sale of Series D preferred shares were $35.3 million. Series D preferred stock is redeemable at the option of Capital Crossing Preferred on or after July 15, 2009, with the prior consent of the OTS.

Upon completion of the merger, Capital Crossing Preferred’s Board of Directors amended Capital Crossing Preferred’s charter. The exchange of the Series A, Series C and Series D preferred shares into preferred shares of Capital Crossing are now exchangeable into preferred shares of Lehman Bank. This amendment was approved by Capital Crossing Preferred’s common stockholder. On January 29, 2007, Capital Crossing Preferred’s Board of Directors voted to redeem the Series A preferred shares and Series C preferred shares. On March 23, 2007, Capital Crossing Preferred redeemed the Series A and C preferred shares. The Series B preferred shares and Series D preferred shares remain outstanding and remain subject to their existing terms and conditions, including their respective call features.

Dividend Policy

Capital Crossing Preferred currently expects to pay an aggregate amount of dividends with respect to its outstanding shares of capital stock equal to substantially all of its REIT taxable income. In order to remain qualified as a REIT, Capital Crossing Preferred must distribute annually at least 90% of its REIT taxable income, excluding capital gains, to stockholders. Because in general it will be in Capital Crossing Preferred’s interest, and in the interests of its stockholders, to remain qualified as a REIT, this tax requirement creates a significant incentive to declare and pay dividends when Capital Crossing Preferred has sufficient resources to do so. Lehman Bank, as holder of all of Capital Crossing Preferred’s common stock, controls the election of all of its directors and also has a significant interest in having full dividends paid on its preferred shares. Capital Crossing Preferred anticipates that none of the dividends on outstanding preferred shares will constitute non-taxable returns of capital.

Dividends will be declared at the discretion of the Board of Directors after considering Capital Crossing Preferred’s distributable funds, financial requirements, tax considerations and other factors. Capital Crossing Preferred’s distributable funds will consist primarily of interest and principal payments on the mortgage assets, and Capital Crossing Preferred anticipates that a significant portion of such assets will earn interest at adjustable rates. Accordingly, if there is a decline in interest rates, Capital Crossing Preferred will experience a decrease in income available to be distributed to its stockholders. In a period of declining interest rates, Capital Crossing Preferred also may find it difficult to purchase additional mortgage assets bearing rates sufficient for it to be able to pay dividends on the Series D preferred shares.

The OTS’s prompt corrective action regulations prohibit entities such as Lehman Bank from making “capital distributions,” which include a transaction that the OTS determines, by order or regulation, to be “in substance a distribution of capital,” unless the institution is at least adequately capitalized after the distribution. There can be no assurances that the OTS would not seek to restrict Capital Crossing Preferred’s payment of dividends on the Series D preferred shares under these regulations if Lehman Bank were to fail to maintain a status of at least adequately capitalized. Currently, an institution is considered adequately capitalized if it has a total risk-based capital ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a Tier 1 leverage ratio of at least 4.0%. At December 31, 2007, Lehman Bank’s total risk-based capital ratio was 13.52%, Tier 1 risk-based capital ratio was 11.66% and Tier 1 leverage ratio was 11.99%, per the Thrift Financial Report filed with the OTS.

In addition, the automatic exchange of shares of Lehman Bank preferred stock for shares of Capital Crossing Preferred Series D preferred shares may take place under circumstances in which Lehman Bank will be considered less than adequately capitalized for purposes of the OTS’s prompt corrective action regulations. Thus, at the time of the automatic exchange, Lehman Bank would likely be prohibited from paying dividends on its preferred shares, including its preferred shares issued in exchange for Capital Crossing Preferred’s Series D preferred shares. Further, Lehman Bank’s ability to pay dividends on its preferred shares following the automatic exchange also would be subject to various restrictions under OTS regulations and a resolution of Lehman Bank’s Board of Directors. If Lehman Bank did pay dividends on its preferred shares, such dividends would be paid out of its capital surplus.

Under certain circumstances, including a determination that Lehman Bank’s relationship with Capital Crossing Preferred results in an unsafe and unsound banking practice, federal and state regulatory authorities will have additional authority to restrict Capital Crossing Preferred’s ability to make dividend payments to its stockholders.

ITEM 6.	SELECTED FINANCIAL DATA

	As of and for the Year Ended December 31,
	2007		2006		2005		2004		2003
	(Dollars in Thousands)

Financial condition data:
Total assets	$116,358		$173,903		$203,326		$217,686		$221,853
Loans, net of discounts	$66,686		$90,957		$116,116		$123,994		$158,444
Allowance for loan losses	(1,180)		(1,519)		(1,981)		(2,497)		(3,281)
Deferred loan fees	(32)		(47)		(55)		(62)		(92)

Loans, net	$65,474		$89,391		$114,080		$121,435		$155,071

Cash and cash equivalents	$50,581		$83,900		$88,406		$95,407		$65,845
Stockholders’ equity	115,369		172,687		202,096		216,169		221,430
Non-performing loans, net	—		416		333		1,557		17
Operations data:
Interest income	$8,133		$10,920		$12,374		$14,512		$21,113
Reduction in allowance for loan losses	339		406		516		810		3,910
Other income	76		1,120		80		156		3,088
Operating expenses	(299)		(326)		(511)		(610)		(531)

Net income	8,249		12,120		12,459		14,868		27,580
Preferred stock dividends	(4,006)		(6,529)		(6,529)		(5,387)		(3,342)

Net income available to common shareholder	$4,243		$5,591		$5,930		$9,481		$24,238

Ratio of earnings to fixed charges and preferred stock dividends	2.06	X	1.86	X	1.91	X	2.76	X	8.25	X
Selected other information:
Non-performing assets, net, as a percent of total assets	0.00%		0.24%		0.16%		0.72%		0.01%
Non-performing loans, net, as a percentage of loans, net of discount and deferred loan income	0.00		0.46		0.29		1.26		0.01
Allowance for loan losses as a percent of total loans, net of discount and deferred loan fees	1.77		1.67		1.71		2.01		2.07
Allowance for loan losses as a percent of non-performing loans, net	0.00		365.14		594.89		160.37		19,300.00

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Level Overview

On February 14, 2007 the merger of Capital Crossing into Lehman Bank was completed. As a result, Lehman Bank owns all of Capital Crossing Preferred’s common stock. On January 29, 2007, Capital Crossing Preferred’s Board of Directors voted to redeem the Series A preferred shares and Series C preferred shares and on March 23, 2007, Capital Crossing Preferred redeemed the Series A and Series C preferred shares. The Series B preferred shares and Series D preferred shares remain outstanding and remain subject to their existing terms and conditions, including their respective call features.

Net income available to common shareholder decreased $1.3 million, or 24.1%, to $4.2 million in 2007 compared to $5.6 million in 2006 and decreased $339,000 or 5.7%, in 2006 compared to $5.9 million for 2005. The decrease from 2006 to 2007 is primarily the result of a decline in interest income and a decrease in gains on sales of loans. This decrease was partially offset by a decrease in preferred stock dividends due to the redemption of the Series A and Series C preferred shares on March 23, 2007. The decrease from 2005 to 2006 is primarily the result of declines in interest income offset by an increase in gain on sale of loans. The decreases in interest income for both 2007 and 2006 are primarily due to a smaller loan portfolio as a result of loan amortization and repayments.

All of the mortgage assets in Capital Crossing Preferred’s loan portfolio at December 31, 2007 were acquired from Capital Crossing, previously the sole common shareholder, and it is anticipated that substantially all additional mortgage assets will be acquired from Lehman Bank, currently the sole common shareholder. As of December 31, 2007, Capital Crossing Preferred held loans acquired from Capital Crossing with net investment balances of $66.7 million.

Commercial mortgage loans constituted approximately 62.1% of the total loans in Capital Crossing Preferred’s loan portfolio at December 31, 2007. Commercial mortgage loans are generally subject to greater risks than other types of loans. Capital Crossing Preferred’s commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, tend to have shorter maturities than other mortgage loans and may not be fully amortizing. For these reasons, Capital Crossing Preferred may experience higher rates of default on its mortgage loans than it would if its loan portfolio was more diversified and included a greater number of owner-occupied residential or other mortgage loans.

Properties underlying Capital Crossing Preferred’s current mortgage assets are also concentrated primarily in California and New England. As of December 31, 2007, approximately 59.0% of the balances of its mortgage loans were secured by properties located in California and 6.8% in New England. In the instance where either region experienced adverse economic, political or business conditions or natural disasters, Capital Crossing Preferred would likely experience higher rates of loss and delinquency on its mortgage loans.

Since Capital Crossing Preferred is a subsidiary of Lehman Bank, federal and state regulatory authorities will have the right to examine it and its activities and under certain circumstances, to impose restrictions on Lehman Bank or Capital Crossing Preferred which could impact Capital Crossing Preferred’s ability to conduct its business according to its business objectives. For instance, if Lehman Bank’s regulators determine that Lehman Bank’s relationship to Capital Crossing Preferred results in an unsafe and unsound banking practice, the regulators could restrict Capital Crossing Preferred’s ability to transfer assets, to make distributions to its stockholders or even require Lehman Bank to sever its relationship with or divest its ownership interest in Capital Crossing Preferred.

Decisions regarding the utilization of Capital Crossing Preferred’s cash are based, in large part, on its future commitments to pay preferred stock dividends. During 2007, the loan portfolio was large enough to generate income resulting in net income, which was 2.06 times preferred stock dividends. Future decisions regarding mortgage asset acquisitions and returns of capital will be based on the level of preferred stock dividends at the time and the required level of income necessary to generate adequate dividend coverage.

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

Discounts on Acquired Loans.  In accordance with SOP No. 03-3, Capital Crossing Preferred reviews acquired loans for differences between contractual cash flows and cash flows expected to be collected from Capital Crossing Preferred’s initial investment in the acquired loans to determine if those differences are attributable, at least in part, to credit quality. If those differences are attributable to credit quality, the loan’s contractually required payments receivable in excess of the amount of its cash flows expected at acquisition, or nonaccretable discount, is not accreted into income. SOP No. 03-3 requires that Capital Crossing Preferred recognize the excess of all cash flows expected at acquisition over Capital Crossing Preferred’s initial investment in the loan as interest income using the interest method over the term of the loan. This excess is referred to as accretable discount.

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

There is judgment involved in estimating the amount of Capital Crossing Preferred’s future cash flows on acquired loans. The amount and timing of actual cash flows could differ materially from management’s estimates, which could materially affect Capital Crossing Preferred’s financial condition and results of operations. Depending on the timing of an acquisition of loans, a preliminary allocation may be utilized until a final allocation is established. Generally, the allocation will be finalized no later than ninety days from the date of purchase.

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

Allowance for Loan Losses.  Arriving at an appropriate level of allowance for loan losses requires a high degree of judgment. Capital Crossing Preferred maintains an allowance for probable loan losses that are inherent in its loan portfolio. The allowance for loan losses is increased or decreased through a provision for loan losses or a reduction in the allowance for loan losses included in earnings.

In determining the adequacy of the allowance for loan losses, management makes significant judgments. Management initially reviews its loan portfolio to identify loans for which specific allocations are considered prudent. Specific allocations include the results of measuring impaired loans under Statement of Financial Accounting Standards (“SFAS”) No. 114 “Accounting by Creditors for Impairment of a Loan”. Next, management considers the level of loan allowances deemed appropriate for loans determined not to be impaired under SFAS No. 114. The allowance for these loans is determined by a formula whereby the portfolio is stratified by type and internal risk rating categories. Loss factors are then applied to each strata based on various considerations including collateral type, loss experience, delinquency trends, current economic conditions, industry standards, and regulatory guidelines. The allowance for loan losses is management’s estimate of the probable loan losses incurred as of the balance sheet date. There can be no assurance that Capital Crossing Preferred’s actual losses with respect to loans will not exceed its allowance for loan losses.

The allowance for loan losses is increased through a provision for loan losses included in earnings when evidence indicates that there has been a decrease in estimated cash flows expected to be collected. The allowance for loan losses is decreased upon sales or payoffs of loans for which a related allowance remains unused. Reductions in connection with sales are included in the calculation of the gain or loss, and reductions related to payoffs are recorded as a reduction in the allowance for loan losses included in earnings. Loan losses are charged against the allowance when management believes the net investment of the loan, or a portion thereof, is uncollectible. Subsequent recoveries, if any, are credited to the allowance when cash payments are received. It is anticipated that the allowance will continue to decline as reductions in the allowance for loan losses may continue to be recorded if loans pay off and allowance allocations related to these loans are not required or if additions due to loan impairment are not required.

Results of Operations for the Years Ended December 31, 2007, 2006 and 2005

Interest income

The yields on Capital Crossing Preferred’s interest-earning assets are summarized as follows:

	Years Ended December 31,
	2007			2006			2005
	Average			Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield
	(Dollars in Thousands)

Loans, net(1)	$79,766	$7,265	9.11%	$104,997	$9,813	9.35%	$123,430	$11,306	9.16%
Interest-bearing deposits	70,464	868	1.23	100,218	1,107	1.10	96,894	1,068	1.10

Total interest-earning assets	$150,230	$8,133	5.41%	$205,215	$10,920	5.32%	$220,324	$12,374	5.62%

(1)	Non-performing loans are excluded from average balance calculations.

The decline in interest income from 2006 to 2007 is a result of a decrease in the average balance of loans and by a decrease in the yield on loans. Average loans, net for 2007 totaled $79.8 million compared to $105.0 million for 2006. This decrease is primarily attributable to pay-offs, sales and amortization of loans. For 2007, the yield on the loan portfolio decreased to 9.11% compared to 9.35% for 2006. During 2007, the yield related to interest and fee income recognized on loan payoffs decreased to 1.11% compared to 1.25% for 2006. The level of interest and fee income recognized on loan payoffs varies for numerous reasons, as further discussed below. The yield from regularly scheduled interest and accretion income decreased to 8.00% for 2007 from 8.10% for 2006 primarily as a result of decreases in market interest rates. The interest rate on interest-bearing deposits increased to 1.23% for 2007 compared to 1.10% for 2006 as a result of an increased rate paid by Lehman Bank compared to the rate paid by Capital Crossing.

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

	Years Ended December 31,
	2007		2006		2005
	Interest		Interest		Interest
	Income	Yield	Income	Yield	Income	Yield
	(Dollars in Thousands)

Regularly scheduled interest and accretion income	$6,381	8.00%	$8,500	8.10%	$9,669	7.83%
Interest and fee income recognized on loan pay-offs:
Nonaccretable discount	58	0.07	15	0.01	53	0.04
Accretable discount	690	0.87	484	0.46	751	0.61
Other interest and fee income	136	0.17	814	0.78	833	0.68

	884	1.11	1,313	1.25	1,637	1.33

	$7,265	9.11%	$9,813	9.35%	$11,306	9.16%

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

The average balance of interest-bearing deposits decreased $29.8 million to $70.5 million for 2007 compared to $100.2 million for 2006 and increased $3.3 million to $100.2 million for 2006 compared to $96.9 million for 2005. The changes in the average balances of interest-bearing deposits are the result of periodic dividend payments, and returns of capital, offset by cash flows from loan repayments and proceeds from sales of loans.

Reductions in allowance for loan losses

Capital Crossing Preferred recorded reductions in the allowance for loan losses of $339,000, $406,000 and $516,000 for the years ended December 31, 2007, 2006 and 2005, respectively, to reverse unused loss reserves related to loans that have been paid off. The reduction in the allowance for loan losses is based on the volume and types of loan payoffs. As loans pay off, a reduction in the allowance for loan losses is recorded to reduce allowance allocations related to the loans that have paid-off for which a related allowance remains unused. The allowance for loan losses is based on the size of the portfolio and its historical performance. The determination of this allowance requires management’s use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. Should the loan portfolio continue to decline without utilization of the allowance for loan losses, future reductions in the allowance for loans losses may be necessary.

Other income

During 2007, there was one loan sale to an unaffiliated third party comprised of two loans with carrying values of $333,000, resulting in a total gain of $46,000. During 2006, there were three loan sales to unaffiliated third parties comprised of a total of six loans, with carrying values of $1.6 million, resulting in a total gain of $1.0 million. There were no loan sales during 2005.

On May 18, 2007, Lehman Bank paid off all its remaining outstanding FHLBB advances. Prior to that, Capital Crossing Preferred had guaranteed all of the obligations of Lehman Bank under advances Lehman Bank had received from the FHLBB. These FHLBB obligations were assumed by Lehman Bank pursuant to the merger. As a result of the repayment, the guarantee was released. Capital Crossing Preferred received an annual fee of $80,000 under this agreement. Guarantee fee income for the years ended December 31, 2007, 2006 and 2005 was $30,000, $80,000 and $80,000, respectively.

Operating expenses

Loan servicing and advisory expenses decreased $109,000, or 36.5%, to $190,000 in 2007 from $299,000 in 2006 and decreased by $44,000, or 12.8%, from $343,000 in 2005. The decrease in 2007 is primarily the result of a reimbursement of $54,000 in loan expenses collected from a borrower at the time of payoff that were previously expensed by Capital Crossing Preferred as well as a decrease in the average balance of the loan portfolio. The decrease in 2006 is primarily the result of a decrease in the average balance of the loan portfolio.

Other general and administrative expenses increased $82,000, or 303.7%, to $109,000 from $27,000 in 2006 and decreased $141,000, or 83.9%, from $168,000 in 2005. The increase in 2007 is attributable to an increase in external audit expenses, a decrease in legal fee reimbursements collected from borrowers previously expensed by Capital Crossing Preferred related to certain loan collection matters, partially offset by a decrease in legal fees related to loan collection matters. The decrease in 2006 is primarily attributable to an increase in legal fee reimbursements collected from borrowers previously expensed by Capital Crossing Preferred related to certain loan collection matters.

Preferred stock dividends

Preferred stock dividends decreased in 2007 due to the redemption of the Series A and Series C preferred shares on March 23, 2007. Capital Crossing Preferred intends to pay dividends on its preferred stock and common stock in amounts necessary to continue to preserve its status as a REIT under the Internal Revenue Code.

Financial Condition

Interest-bearing Deposits with Parent

Interest-bearing deposits with parent consist entirely of money market accounts. The balance of interest-bearing deposits decreased $33.3 million to $50.4 million at December 31, 2007 compared to $83.7 million at December 31, 2006. The decrease in the balance of interest-bearing deposits is the result of the redemption of the Series A and Series C preferred shares, periodic dividend payments and returns of capital, offset by cash flows from loan repayments and loan sales.

Loan Portfolio

The outstanding net investments of the loan portfolio is summarized as follows:

	December 31,
	2007		2006
	Principal	Percentage	Principal	Percentage
	Balance	of Total	Balance	of Total
	(Dollars in Thousands)

Mortgage loans on real estate:
Commercial real estate	$41,400	62.08%	$57,607	63.33%
Multi-family residential	24,396	36.58	32,412	35.63
One-to-four family residential	877	1.32	924	1.02

Total	66,673	99.98	90,943	99.98
Other	13	0.02	14	0.02

Total loans, net of discounts	$66,686	100.00%	$90,957	100.00%

Capital Crossing Preferred acquires primarily performing commercial real estate and multifamily residential mortgage loans. During 2006 and 2007, Capital Crossing Preferred did not acquire any loans from Capital Crossing or Lehman Bank.

Capital Crossing Preferred intends that each loan acquired from Lehman Bank in the future will be a whole loan, and will be originated or acquired by Lehman Bank in the ordinary course of its business. Capital Crossing Preferred also intends that all loans held by it will be serviced pursuant to the master service agreement with Lehman Bank.

There were no non-performing loans at December 31, 2007. Non-performing loans, net of discount, totaled $416,000 at December 31, 2006. Loans generally are placed on non-performing status and the accrual of interest and accretion of discount are generally discontinued when the collectibility of principal and interest is not probable or estimable. Unpaid interest income previously accrued on such loans is reversed against current period interest income. A loan is returned to accrual status when it is brought current in accordance with management’s anticipated cash flows at the time of acquisition and collection of principal and interest is probable and estimable.

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

At December 31, 2007, 59.0% and 6.8% of Capital Crossing Preferred’s net real estate loan portfolio consisted of loans located in California and New England, respectively. At December 31, 2006, 54.3% and 12.0% of Capital Crossing Preferred’s net loan portfolio consisted of loans in California and New England, respectively. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political or business developments or natural hazards in California or New England that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages.

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

Capital Crossing Preferred may also issue additional series of preferred stock. However, Capital Crossing Preferred may not issue additional shares of preferred stock ranking senior to the Series D preferred shares without the consent of holders of at least two-thirds of the Series D preferred shares, each voting as a separate class, outstanding at that time. Although Capital Crossing Preferred’s charter does not prohibit or otherwise restrict Lehman Bank or its affiliates from holding and voting shares of Series D preferred stock, to Capital Crossing Preferred’s knowledge the amount of shares of Series D preferred shares held by Lehman Bank or its affiliates is insignificant (less than 1%). Additional shares of preferred stock ranking on a parity with the Series D preferred shares may not be issued without the approval of a majority of Capital Crossing Preferred’s independent directors.

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

The following table sets forth the Capital Crossing Preferred’s interest-rate-sensitive assets categorized by repricing dates and weighted average yields at December 31, 2007. For fixed rate instruments, the repricing date is the maturity date. For adjustable-rate instruments, the repricing date is deemed to be the earliest possible interest rate adjustment date. Assets that are subject to immediate repricing are placed in the overnight column.

	December 31, 2007
			Over One	Over Two	Over Three	Over Four
		Within	to Two	to Three	to Four	to Five	Over Five
	Overnight	One Year	Years	Years	Years	Years	Years	Total
	(Dollars in Thousands)

Interest-bearing deposits	$50,373	$—	$—	$—	$—	$—	$—	$50,373
	1.75%
Fixed-rate loans(1)	—	18,072	9,918	7,078	5,241	3,582	6,278	50,169
		8.03%	7.46%	7.26%	7.27%	7.20%	6.79%
Adjustable-rate loans(1)	1,586	12,285	1,674	572	368	—	—	16,485
	10.09%	7.59%	6.67%	7.35%	7.21%

Total rate-sensitive assets	$51,959	$30,357	$11,592	$7,650	$5,609	$3,582	$6,278	$117,027

(1)	Loans are presented at net amounts before deducting the allowance for loan losses and excludes non-performing loans.

Based on Capital Crossing Preferred’s experience, management applies the assumption that, on average, approximately 19% of the fixed and adjustable rates will prepay annually.

At December 31, 2007, the fair value of net loans was $64.4 million as compared to the net carrying value of net loans of $65.5 million. The fair value of interest-bearing deposits approximates carrying value.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

The Board of Directors and Stockholders of
Capital Crossing Preferred Corporation:

We have audited the accompanying balance sheet of Capital Crossing Preferred Corporation, as of December 31, 2007 and the related statements of income, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Capital Crossing Preferred Corporation for the year ended December 31, 2006, were audited by other auditors whose report dated January 30, 2007, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2007 financial statements referred to above present fairly, in all material respects, the financial position of Capital Crossing Preferred Corporation as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007 in conformity with United States generally accepted accounting principles.

As discussed in note 1 to the financial statements, in 2007 the Company has adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.”

/s/  Ernst & Young

Boston, Massachusetts
March 21, 2008

CAPITAL CROSSING PREFERRED CORPORATION

BALANCE SHEETS

	December 31,
	2007	2006
	(In Thousands)

ASSETS
Cash account with parent	$208	$203
Interest bearing deposits with parent	50,373	83,697

Total cash and cash equivalents	50,581	83,900

Certificates of deposit	—	200
Loans, net of discounts and net deferred loan income	66,654	90,910
Less allowance for loan losses	(1,180)	(1,519)

Loans, net	65,474	89,391

Accrued interest receivable	298	412
Other assets	5	—

	$116,358	$173,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses and other liabilities	$989	$1,216

Total liabilities	989	1,216

Stockholders’ equity:
Preferred stock, Series A, 9.75% non-cumulative, exchangeable; $.01 par value; $10 liquidation value per share; 1,449,000 shares authorized, 1,416,130 shares issued and outstanding at December 31, 2006	—	14
Preferred stock, Series B, 8% cumulative, non-convertible; $.01 par value; $1,000 liquidation value per share plus accrued dividends; 1,000 shares authorized, 937 shares issued and outstanding	—	—
Preferred stock, Series C, 10.25% non-cumulative, exchangeable; $.01 par value; $10 liquidation value per share; 1,840,000 shares authorized, 1,840,000 shares issued and outstanding at December 31, 2006	—	18
Preferred stock, Series D, 8.50% non-cumulative, exchangeable; $.01 par value; $25 liquidation value per share; 1,725,000 shares authorized, 1,500,000 issued and outstanding	15	15
Common stock, $.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	115,354	172,640
Retained earnings	—	—

Total stockholders’ equity	115,369	172,687

	$116,358	$173,903

See accompanying notes to financial statements.

CAPITAL CROSSING PREFERRED CORPORATION

STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005
	(In Thousands)

Interest income:
Interest and fees on loans	$7,265	$9,813	$11,306
Interest on interest-bearing deposits	868	1,107	1,068

Total interest income	8,133	10,920	12,374
Reduction in allowance for loan losses	339	406	516

Total interest income, after reduction in allowance for loan losses	8,472	11,326	12,890
Other income:
Gains on sales of loans	46	1,040	—
Guarantee fee income	30	80	80

Total other income	76	1,120	80

Operating expenses:
Loan servicing and advisory services	190	299	343
Other general and administrative	109	27	168

Total operating expenses	299	326	511

Net income	8,249	12,120	12,459
Preferred stock dividends	4,006	6,529	6,529

Net income available to common stockholder	$4,243	$5,591	$5,930

See accompanying notes to financial statements.

CAPITAL CROSSING PREFERRED CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2007, 2006 and 2005

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
	(In Thousands)

Balance at December 31, 2004	1,416	$14	1	$—	1,840	$18	1,500	$15	—	$—	$216,122	$—	$216,169
Net income	—	—	—	—	—	—	—	—	—	—	—	12,459	12,459
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	—	—	(1,381)	(1,381)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	—	—	(75)	(75)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	—	—	(1,886)	(1,886)
Dividends on preferred stock, Series D	—	—	—	—	—	—	—	—	—	—	—	(3,187)	(3,187)
Repurchase of preferred stock, Series B	—	—	—	—	—	—	—	—	—	—	(3)	—	(3)
Return of capital to common stockholder	—	—	—	—	—	—	—	—	—	—	(14,070)	—	(14,070)
Common stock dividend	—	—	—	—	—	—	—	—	—	—	—	(5,930)	(5,930)

Balance at December 31, 2005	1,416	14	1	—	1,840	18	1,500	15	—	—	202,049	—	202,096
Net income	—	—	—	—	—	—	—	—	—	—	—	12,120	12,120
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	—	—	(1,381)	(1,381)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	—	—	(75)	(75)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	—	—	(1,886)	(1,886)
Dividends on preferred stock, Series D	—	—	—	—	—	—	—	—	—	—	—	(3,187)	(3,187)
Return of capital to common stockholder	—	—	—	—	—	—	—	—	—	—	(29,409)	—	(29,409)
Common stock dividend	—	—	—	—	—	—	—	—	—	—	—	(5,591)	(5,591)

Balance at December 31, 2006	1,416	14	1	—	1,840	18	1,500	15	—	—	172,640	—	172,687
Net income	—	—	—	—	—	—	—	—	—	—	—	8,249	8,249
Redemption of preferred stock, Series A and C	(1,416)	(14)	—		(1,840)	(18)	—	—	—	—	(32,529)	—	(32,561)
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	—	—	(314)	(314)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	—	—	(75)	(75)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	—	—	(430)	(430)
Dividends on preferred stock, Series D	—	—	—	—	—	—	—	—	—	—	—	(3,187)	(3,187)
Return of capital to common stockholder	—	—	—	—	—	—	—	—	—	—	(24,757)	—	(24,757)
Common stock dividend	—	—	—	—	—	—	—	—	—	—	—	(4,243)	(4,243)

Balance at December 31, 2007	—	$—	1	$—	—	$—	1,500	$15	—	$—	$115,354	$—	$115,369

See accompanying notes to financial statements.

CAPITAL CROSSING PREFERRED CORPORATION

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In Thousands)

Cash flows provided by operating activities:
Net income	$8,249	$12,120	$12,459
Adjustments to reconcile net income to net cash provided by operating activities:
Reduction in allowance for loan losses	(339)	(406)	(516)
Gain on sale of loans	(46)	(1,040)	—
Other, net	(118)	118	(287)

Net cash provided by operating activities	7,746	10,792	11,656

Cash flows provided by investing activities:
Net decrease in certificates of deposit	200	96	4
Loan repayments	23,923	23,463	23,214
Purchases of loans from Capital Crossing Bank	—	—	(15,343)
Proceeds from loan sales	379	2,672	—

Net cash provided by investing activities	24,502	26,231	7,875

Cash flows used in financing activities:
Redemption of preferred stock, Series A and C	(32,561)	—	—
Repurchase of preferred stock, Series B	—	—	(3)
Payment of preferred stock dividends	(4,006)	(6,529)	(6,529)
Payment of common stock dividend	(4,243)	(5,591)	(5,930)
Return of capital to common stockholder	(24,757)	(29,409)	(14,070)

Net cash used in financing activities	(65,567)	(41,529)	(26,532)

Net change in cash and cash equivalents	(33,319)	(4,506)	(7,001)
Cash and cash equivalents at beginning of year	83,900	88,406	95,407

Cash and cash equivalents at end of year	$50,581	$83,900	$88,406

See accompanying notes to financial statements.

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

Capital Crossing Preferred Corporation (“Capital Crossing Preferred”) is a Massachusetts corporation organized on March 20, 1998, to acquire and hold real estate assets. Lehman Brothers Bank, FSB (“Lehman Bank”), a subsidiary of Lehman Brothers Holdings Inc. (“LBHI”; LBHI with its subsidiaries, “Lehman Brothers”), owns all of Capital Crossing Preferred’s common stock. Lehman Bank is in compliance with its regulatory capital requirements at December 31, 2007. Prior to the merger with Lehman Bank, which is further discussed below, Capital Crossing Preferred was a subsidiary of Capital Crossing Bank (“Capital Crossing”), a federally insured Massachusetts trust company, and Capital Crossing owned all of Capital Crossing Preferred’s common stock. Capital Crossing Preferred operates in a manner intended to allow it to be taxed as a real estate investment trust, or a “REIT”, under the Internal Revenue Code of 1986, as amended. As a REIT, Capital Crossing Preferred generally will not be required to pay federal income tax if it distributes its earnings to its shareholders and continues to meet a number of other requirements.

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

On February 14, 2007, Capital Crossing was acquired by Lehman Bank through a two step merger transaction. An interim thrift subsidiary of Lehman Bank was merged into Capital Crossing. Immediately following such merger, Capital Crossing was merged into Lehman Bank. Under the terms of the agreement, Lehman Brothers paid $30.00 per share in cash in exchange for each outstanding share of Capital Crossing.

Upon completion of the merger, Capital Crossing Preferred’s Board of Directors amended Capital Crossing Preferred’s charter. The exchange of the Series A, Series C and Series D preferred shares into preferred shares of Capital Crossing are now exchangeable into preferred shares of Lehman Bank. This amendment was approved by Capital Crossing Preferred’s common stockholder. On January 29, 2007, Capital Crossing Preferred’s Board of Directors voted to redeem the Series A preferred shares and Series C preferred shares. On March 23, 2007, Capital Crossing Preferred redeemed the Series A and C preferred shares. The Series B preferred shares and Series D preferred shares remain outstanding and remain subject to their existing terms and conditions, including their respective call features.

Business

Capital Crossing Preferred’s business is to hold real estate assets. All of the mortgage assets in Capital Crossing Preferred’s loan portfolio at December 31, 2007 were acquired from Capital Crossing (previously, the sole common shareholder) and it is anticipated that in the future, substantially all additional mortgage assets will be acquired from Lehman Bank (currently, the sole common shareholder). Lehman Bank administers the day-to-day activities of Capital Crossing Preferred in its roles as servicer under a master service agreement entered into between Lehman Bank and Capital Crossing Preferred and as advisor under the advisory agreement entered into between Lehman Bank and Capital Crossing Preferred. Capital Crossing Preferred pays Lehman Bank an annual servicing fee equal to 0.20%, payable monthly, and an annual advisory

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Cash equivalents

Cash equivalents include cash and interest-bearing deposits held at Lehman Bank with original maturities of ninety days or less.

Loans

A substantial portion of the loan portfolio is composed of loans secured by commercial real estate and multi-family loans located in California and New England. The ability of Capital Crossing Preferred’s debtors to honor their contracts is dependent upon the real estate and general economic sectors in these regions.

Loans, as reported, are recorded net of discounts on loans purchased, net deferred loan fees and the allowance for loan losses.

Net deferred loan fees and costs are amortized to interest income using the interest method over the terms of the loans. Discount loan income and credits for loan losses are accounted for on an individual loan basis.

In accordance with Statement of Position (“SOP”) No. 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”, Capital Crossing Preferred reviews acquired loans for differences between contractual cash flows and cash flows expected to be collected from Capital Crossing Preferred’s initial investment in the acquired loans to determine if those differences are attributable, at least in part, to credit quality. If those differences are attributable to credit quality, the loan’s contractually required payments receivable in excess of the amount of its cash flows expected at acquisition, or nonaccretable discount, is not accreted into income. SOP No. 03-3 requires that Capital Crossing Preferred recognize the excess of all cash flows expected at acquisition over Capital Crossing Preferred’s initial investment in the loan as interest income using the interest method over the term of the loan. This excess is referred to as accretable discount and is recorded as a reduction of the loan balance.

No loans acquired since the adoption of SOP No. 03-3 were within the scope of the SOP.

Loans which, at acquisition, do not have evidence of deterioration of credit quality since origination are outside the scope of SOP No. 03-3. For such loans, the discount, if any, representing the excess of the amount of reasonably estimable and probable discounted future cash collections over the purchase price, is accreted into interest income using the interest method over the term of the loan. Prepayments are not considered in the calculation of accretion income. Additionally, discount is not accreted on non-performing loans.

The cost recovery method of accounting is used if cash flows cannot be reasonably estimated for any loan, and collection is not probable. Under the cost recovery method, any amounts received are applied against

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the recorded amount of the loan. Nonaccretable discount is offset against the related principal balance when the amount at which a loan is resolved or restructured is determined.

A decrease in the nonaccretable discount is transferred to the accretable discount and is accreted into interest income over the remaining life of the loan on the interest method if, subsequent to acquisition, cash flow projections improve, and it is determined that the amount and timing of the cash flows related to the nonaccretable discount are reasonably estimable and collection is probable. If cash flow projections deteriorate subsequent to acquisition, the decline is accounted for through a provision for loan losses included in earnings.

When a loan is paid-off, the excess of any cash received over the net investment is recorded as interest income. In addition to the amount of purchase discount that is recognized at that time, income may also include interest owed by the borrower prior to Capital Crossing Preferred’s acquisition of the loan, interest collected if on non-performing status, prepayment fees and other loan fees.

Gains and losses on sales of loans are determined using the specific identification method. The excess (deficiency) of any cash received as compared to the net investment is recorded as gain (loss) on sales of loans. There are no loans held for sale at December 31, 2007 and 2006.

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

A purchased loan is considered impaired when, based on current information and events, it is determined that estimated cash flows are less than the cash flows estimated at the date of purchase of the loan. An originated loan is considered impaired when, based on current information and events, it is probable that Capital Crossing Preferred will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Loan impairment is measured on a loan-by-loan basis by comparing Capital Crossing Preferred’s recorded investment in the loan to the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Substantially all of Capital Crossing Preferred’s loans which have been identified as impaired have been measured by the fair value of existing collateral.

Allowance for loan losses

Capital Crossing Preferred maintains an allowance for probable loan losses that are inherent in its loan portfolio. The allowance for loan losses is increased or decreased through a provision for loan losses or a reduction in the allowance for loan losses included in earnings.

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In determining the adequacy of the allowance for loan losses, management makes significant judgments. Management initially reviews its loan portfolio to identify loans for which specific allocations are considered prudent. Specific allocations include the results of measuring impaired loans under Statement of Financial Accounting Standards (“SFAS”) No. 114 “Accounting by Creditors for Impairment of a Loan”. Next, management considers the level of loan allowances deemed appropriate for loans determined not to be impaired under SFAS 114. The allowance for these loans is determined by a formula whereby the portfolio is stratified by type and internal risk rating categories. Loss factors are then applied to each strata based on various considerations including collateral type, loss experience, delinquency trends, current economic conditions, industry standards, and regulatory guidelines. The allowance for loan losses is management’s estimate of the probable loan losses incurred as of the balance sheet date.

The allowance for loan losses is increased through a provision for loan losses included in earnings when evidence indicates that there has been a decrease in estimated cash flows expected to be collected. The allowance for loan losses is decreased upon sales or payoffs of loans for which a related allowance remains unused. Reductions in connection with sales are included in the calculation of the gain or loss, and reductions related to payoffs are recorded as a reduction in the allowance for loan losses included in earnings. Loan losses are charged against the allowance when management believes the net investment of the loan, or a portion thereof, is uncollectible. Subsequent recoveries, if any, are credited to the allowance when cash payments are received. Should the loan portfolio continue to decline without utilization of the allowance for loan losses, future reductions in the allowance for loan losses may be necessary.

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

Years Ended December 31, 2007, 2006 and 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Concluded)

management of Capital Crossing Preferred believes it will qualify as a REIT for federal income tax purposes, no provision for income taxes is included in the accompanying financial statements.

In July 2006, to improve comparability in the reporting of income tax assets and liabilities in the absence of guidance in existing income tax accounting standards, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” Generally, this Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with existing income tax accounting standards, and prescribes certain thresholds and attributes for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The provisions of the Interpretation were applied on January 1, 2007, and did not have a material impact on the Capital Crossing Preferred’s financial position or results of operations. The earliest year open to examination is 2004.

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

2.	LOANS, NET

A summary of the balances of loans follows:

	December 31,
	2007	2006
	(In Thousands)

Mortgage loans on real estate:
Commercial real estate	$41,400	$57,607
Multi-family residential	24,396	32,412
One-to-four family residential	877	924

Total	66,673	90,943
Other	13	14

Total loans, net of discounts	66,686	90,957

Less:
Allowance for loan losses	(1,180)	(1,519)
Net deferred loan fees	(32)	(47)

Loans, net	$65,474	$89,391

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

2.	LOANS, NET (Concluded)

Activity in the allowance for loan losses follows:

	Years Ended December 31,
	2007	2006	2005
	(In Thousands)

Balance at beginning of year	$1,519	$1,981	$2,497
Credit for loan losses	(339)	(406)	(516)
Allowance related to loans sold	—	(56)	—

Balance at end of year	$1,180	$1,519	$1,981

Activity in the nonaccretable discount follows:

	Years Ended December 31,
	2007	2006	2005
	(In Thousands)

Balance at beginning of year	$215	$754	$883
Amounts collected under the cost recovery method	(60)	(49)	(75)
Transfers to accretable discount upon improvements in cash flows	—	—	(54)
Increases related to loan restructures	—	126	—
Net reductions related to resolutions and restructures	—	(126)	—
Net reductions relating to loans sold or distributed	—	(490)	—

Balance at end of year	$155	$215	$754

The predominant portion of the $155,000 and $215,000 of nonaccretable discount at December 31, 2007 and 2006, respectively relates to two loans and four loans (of which none are non-performing) with net investment balances of $202,000 and $299,000 at December 31, 2007 and 2006, respectively.

No loans were acquired in 2007 and 2006.

There were no impaired loans at December 31, 2007. The total net investment balance of impaired loans at December 31, 2006 amounted to $416,000 and there were no valuation allowances related to these impaired loans.

	Years Ended December 31,
	2007	2006	2005
	(In Thousands)

Average investment in impaired loans	$153	$502	$871

Interest income recognized on impaired loans	$68	$160	$122

Interest income recognized on a cash basis on impaired loans	$68	$160	$122

3.	PREFERRED STOCK

On March 31, 1998, Capital Crossing Preferred issued 1,000 shares of its 8% Cumulative Non-convertible Preferred Stock, Series B, to Capital Crossing. Lehman Bank now owns all of the Series B Preferred Stock. Holders of Series B preferred stock are entitled to receive, if declared by the Board of Directors of Capital Crossing Preferred, dividends at a rate of 8% of the average daily outstanding liquidation amount, as defined. Dividends accumulate at the completion of each completed period, as defined, and payment dates are determined by the Board of Directors. Series B preferred stock may be redeemed by Capital Crossing Preferred for its outstanding liquidation amount plus accrued dividends upon the occurrence of certain events.

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

3.	PREFERRED STOCK (Concluded)

Series B preferred stock has a liquidation amount of $1,000 per share. In the event of a voluntary or involuntary dissolution or liquidation of Capital Crossing Preferred, preferred stockholders are entitled to the total liquidation amount, as defined, plus any accrued and accumulated dividends.

On February 12, 1999, Capital Crossing Preferred completed a public offering of 1,416,130 shares of Non-cumulative Exchangeable Preferred Stock, Series A, with a dividend rate of 9.75% and a liquidation preference of $10 per share, which raised net proceeds of $12,590,000, after related offering costs of $1,571,000. On March 23, 2007, Capital Crossing Preferred redeemed the Series A preferred shares.

On May 31, 2001, Capital Crossing Preferred completed a public offering of 1,840,000 shares of Non-cumulative Exchangeable Preferred Stock, Series C, with a dividend rate of 10.25% and a liquidation preference of $10 per share, which raised net proceeds of $16,872,000, after related offering costs of $1,528,000. On March 23, 2007, Capital Crossing Preferred redeemed the Series C preferred shares.

On May 11, 2004, Capital Crossing Preferred completed a public offering of 1,500,000 shares of Non-cumulative Exchangeable Preferred Stock, Series D, with a dividend rate of 8.50% and a liquidation preference of $25 per share, which raised net proceeds of $35,259,000, after related offering costs of $2,241,000. Series D preferred stock is exchangeable for preferred shares of Lehman Bank if the FDIC so directs, when or if Lehman Bank becomes or may in the near term become undercapitalized or Lehman Bank is placed into conservatorship or receivership. Series D preferred stock is redeemable at the option of Capital Crossing Preferred on or after July 15, 2009, with the prior consent of the FDIC.

Shares of preferred stock have been and may again be issued from time-to-time in one or more series, and Capital Crossing Preferred’s Board of Directors is authorized to determine the rights, preferences, privileges, and restrictions, including the dividend rights, conversion rights, voting rights, terms of redemption, redemption price or prices, and liquidation preferences, of any series of preferred stock, and to fix the number of shares of any such series of preferred stock without any further vote or action by the shareholders. The voting and other rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. The issuance of shares of preferred stock, while providing desirable flexibility in connection with acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding voting stock of Lehman Bank. At December 31, 2007, 2,000,000 shares of Undesignated Preferred Stock and 7,014,000 shares of Excess Preferred Stock are authorized and unissued. Shares of Preferred Stock of Capital Crossing Preferred may be converted into shares of Excess Preferred Stock upon the occurrence of certain events which would cause Capital Crossing Preferred to no longer be treated as a REIT for federal income tax purposes. Shares of Excess Preferred Stock would be issued, if ever, for the sole purpose of retaining Capital Crossing Preferred’s REIT status. Holders of Excess Preferred Shares shall be entitled to the same distribution, liquidation and voting rights as holders of that series of Preferred Stock which was converted into Excess Preferred Stock.

4.	RELATED PARTY TRANSACTIONS

Lehman Bank performs advisory services and services the loans owned by Capital Crossing Preferred. The servicing and advisory fee rate is .25% per annum, payable monthly, of the average outstanding principal balance of the loans for the immediately preceding month. Additionally, servicing fees include third party expenses associated with the collection of certain non-performing loans. Servicing and advisory fees for the years ended December 31, 2007, 2006 and 2005 totaled $244,000, $299,000, and $343,000, respectively, of which $16,000, $21,000, and $27,000, respectively, are included in accrued expenses and other liabilities at December 31, 2007, 2006 and 2005, respectively. In 2007, loan servicing fees were offset by the recovery of third party servicing fees, previously expensed by Capital Crossing Preferred, of $54,000 due to the resolution of a loan.

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

4.	RELATED PARTY TRANSACTIONS (Concluded)

All of the mortgage assets in Capital Crossing Preferred’s loan portfolio at December 31, 2007 were purchased from Capital Crossing (previously Capital Crossing Preferred’s sole common shareholder or parent). It is anticipated that substantially all additional mortgage assets will be purchased from Lehman Bank, Capital Crossing Preferred’s sole common shareholder or parent. It is also anticipated that substantially all additional capital contributions in the form of mortgage loans will be from Lehman Bank. The carrying value of these loans approximated their fair values at the date of purchase or contribution. The total carrying value, including accrued interest, of loans purchased from Capital Crossing for the year ended December 31, 2005 was $15,343,000. No loans were purchased in 2007 or 2006. No loans were contributed in 2007, 2006 or 2005.

The following table summarizes capital transactions between Capital Crossing Preferred and its sole common shareholder or parent:

	Years Ended December 31,
	2007	2006	2005
	(In Thousands)

Returns of capital to parent	$24,757	$29,409	$14,070
Common stock dividends paid to parent	4,243	5,591	5,930
Series B preferred stock dividends paid to parent	72	72	72

On May 18, 2007, Lehman Bank paid off all of its remaining outstanding Federal Home Loan Bank of Boston (“FHLBB”) advances. Prior to that, Capital Crossing Preferred had guaranteed all of the obligations of Lehman Bank under advances Lehman Bank had received from the FHLBB. As a result, Capital Crossing Preferred had agreed to pledge a significant amount of its assets. These FHLBB guarantee obligations were assumed by Lehman Bank pursuant to the merger. As a result of the repayment, the guarantee was released. Capital Crossing Preferred received an annual fee of $80,000 under this agreement. Guarantee fee income for the years ended December 31, 2007, 2006 and 2005 was $30,000, $80,000, and $80,000 respectively.

Capital Crossing Preferred’s cash and cash equivalents balances of $50,581,000 and $83,900,000 at December 31, 2007 and 2006, respectively, consist entirely of deposits with its parent.

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

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS (Concluded)

Years Ended December 31, 2007, 2006 and 2005

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Concluded)

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

The estimated fair values, and related carrying amounts, of Capital Crossing Preferred’s financial instruments are as follows:

	December 31,
	2007		2006
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)

Cash and cash equivalents	$50,581	$50,581	$83,900	$83,900
Certificate of deposit	—	—	200	200
Loans, net	65,474	64,385	89,391	86,865
Accrued interest receivable	298	298	412	412

6.	QUARTERLY DATA (UNAUDITED)

	Years Ended December 31,
	2007				2006
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In Thousands)

Interest income(1)	$2,104	$1,719	$2,130	$2,180	$2,480	$3,265	$2,597	$2,578
Credit for loan losses	55	85	95	104	168	171	54	13
Other income(2)	46	—	10	20	20	292	306	502
Operating expenses(3)	45	112	37	105	2	86	122	116

Net income	2,160	1,692	2,198	2,199	2,666	3,642	2,835	2,977
Preferred stock dividends	815	816	815	1,560	1,631	1,633	1,633	1,632

Net income available to common stockholder	$1,345	$876	$1,383	$639	$1,035	$2,009	$1,202	$1,345

(1)	Fluctuations in the third quarters of 2007 and 2006 are due to the levels of income recognized when loans are paid off.

(2)	Fluctuations in the fourth quarter of 2007 and first, second and third quarters of 2006 are due to gains on sales of loans.

(3)	Fluctuations in the fourth and second quarters of 2007 and the fourth quarter of 2006 are primarily due an increase in legal fee reimbursements collected from borrowers.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Capital Crossing Preferred’s management, with the participation of its President and Chief Financial Officer, evaluated the effectiveness of Capital Crossing Preferred’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007. Based on this evaluation, Capital Crossing Preferred’s President and Chief Financial Officer concluded that, as of December 31, 2007, Capital Crossing Preferred’s disclosure controls and procedures were (1) designed to ensure that material information relating to Capital Crossing Preferred is made known to the President and Chief Financial Officer by others within the entity, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by Capital Crossing Preferred in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

No change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Capital Crossing Preferred’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including Capital Crossing Preferred’s President and Chief Financial Officer, an evaluation of the effectiveness of Capital Crossing Preferred’s internal control over financial reporting was conducted. In making this assessment, management followed the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that Capital Crossing Preferred’s internal control over financial reporting was effective as of December 31, 2007 based on the criteria in Internal Control-Integrated Framework issued by COSO.

ITEM 9B.	OTHER INFORMATION

Changes in Officers and Directors

Following the resignations of Richard Wayne as a director and President and Nicholas Lazares as a director of Capital Crossing Preferred, which resignations were announced on December 14, 2007 and effective on December 21, 2007, the Board of Directors of Capital Crossing Preferred on March 18, 2008, appointed Nancy E. Coyle and Daniel Wallace as replacement directors and elected Nancy E. Coyle as replacement President and Jocelyn K. DeMaria as replacement Controller. Prior to her appointment as President, Ms. Coyle had been the Controller of Capital Crossing Preferred. See information under “Directors and Executive Officers of the Registrant” in Part III Item 10 below.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The names and ages of each of Capital Crossing Preferred’s directors and executive officers and their principal occupation and business experience for at least the last five years are set forth below. The executive officers hold office until their successors are duly elected and qualified.

Name	Age	Position(s) Held(1)

Nancy E. Coyle	44	President, Director
Lonnie Rothbort	45	Chief Financial Officer, Director
Jocelyn K. DeMaria	30	Controller
Daniel Wallace	37	Director
Georgia Murray	57	Director
Kirk Sykes	49	Director
Michael Milversted	60	Director

(1)	Unless otherwise indicated below, each person has held the same position for at least the past five years.

Nancy E. Coyle.  Ms. Coyle has been President and a director of Capital Crossing Preferred since March 2008. She is an employee of Lehman Bank and receives no separate compensation from Capital Crossing Preferred for her services. She serves as a director only so long as she is an employee of Lehman Brothers. She has been an officer of Capital Crossing Preferred since 2003 and of Lehman Bank and its predecessor since 1995.

Lonnie Rothbort.  Mr. Rothbort has been a director of Capital Crossing Preferred since May 2007. He is an employee of Lehman Brothers and receives no separate compensation from Capital Crossing Preferred for his services. He serves only so long as he is an employee of Lehman Brothers. Mr. Rothbort has been with Lehman Brothers since 1989 in a variety of different roles, including European Fixed income Controller. He currently is Global Controller for the Mortgage Capital division of Lehman Brothers and Controller of Lehman Bank and has been Chief Financial Officer of Capital Crossing Preferred since May 2007.

Daniel Wallace.  Mr. Wallace has been a director of Capital Crossing Preferred since March 2008. He is an employee of Lehman Brothers and receives no separate compensation from Capital Crossing Preferred for his services. He is Chief Executive Officer of the Capital Crossing division of Lehman Bank. He has served in a variety of capacities at Lehman Brothers since 1992. He serves so long as he is an employee of Lehman Brothers.

Jocelyn K. DeMaria.  Ms. DeMaria has been the Controller of Capital Crossing Preferred since March 2008. She is an employee of Lehman Bank and receives no separate compensation from Capital Crossing Preferred for her services. She has been an employee of Lehman Bank and its predecessor since 2003.

Georgia Murray.  Ms. Murray has been a director of Capital Crossing Preferred since May 2007. She serves at the pleasure of the Board of Directors and the shareholders of Capital Crossing Preferred. Since 2005, Ms. Murray has served as a director of Franklin Street Properties Corp., a publicly traded real estate investment trust.

Kirk Sykes.  Mr. Sykes has been a Director of Capital Crossing Preferred since August 2004. He is a director of the Federal Reserve Bank of Boston. Mr. Sykes is the head of an urban investment, development and redevelopment fund called Urban Strategy America, L.P.

Michael Milversted.  Mr. Milversted has been a director of Capital Crossing Preferred since May 2007. He is retired. Prior to his retirement, he was an employee of Lehman Brothers and served in a variety of capacities, including Treasurer of Lehman Brothers and Chief Financial Officer of Lehman Bank.

There are no known family relationships between any director or executive officer and any other director or executive officer of Capital Crossing Preferred.

The Board of Directors has established a process for shareholders of Capital Crossing Preferred to communicate with the Capital Crossing Preferred Audit Committee or any member thereof. A shareholder who is interested in communicating directly with the Audit Committee or any member thereof may do so by email at the following address: Bank_board_secretary@Lehman.com.

The Board of Directors and its Committees

The Board of Directors has established two standing committees. The Board of Directors held five meetings and acted by written consent five times during 2007. During 2007, each director attended at least 75% of the total number of meetings of the Board of Directors and of the committees of which he or she was a member.

The following is a description of each committee of the Board of Directors:

Audit Committee.  Capital Crossing Preferred has an Audit Committee, which consists of Messrs. Milversted and Sykes and Ms. Murray. Each member of the Audit Committee satisfies the standards for independence promulgated by the Nasdaq Stock Market, Inc. (“Nasdaq”). The Audit Committee reports its activities to the Board of Directors. The principal purpose of the Audit Committee is to assist the Board of Directors in fulfilling its oversight of:

•	The quality and integrity of the corporation’s financial statements;

•	The corporation’s compliance with legal and regulatory requirements;

•	The qualifications and independence of the corporation’s independent auditors; and

•	The performance of the corporation’s internal audit and compliance functions and its independent auditors.

The Audit Committee held five meetings in 2007.  Mr. Milversted , the Audit Committee Chairman, meets the qualifications of an “audit committee financial expert” as defined in the applicable rules promulgated by the Securities and Exchange Commission. Capital Crossing Preferred’s financial results are consolidated into those of Lehman Bank and such results are, accordingly, also reviewed by the Audit Committee of the Board of Directors of Lehman Bank.

Nominating and Corporate Governance Committee.  Capital Crossing Preferred has a Nominating and Corporate Governance Committee, which consists of Messrs. Milversted and Sykes and Ms. Murray. Each member of the Nominating and Corporate Governance Committee satisfies the standards for independence promulgated by Nasdaq. The purpose of the Nominating and Corporate Governance Committee is to:

•	Identify and review the qualifications of individuals identified by the corporation’s parent or other voting stockholders to become directors and select, or recommend that the Board select, the candidates for all directorships to be filled by the Board or by the stockholders;

•	Develop and recommend to the Board a set of corporate governance principles applicable to the corporation; and

•	Otherwise take a leadership role in overseeing the corporate governance of the corporation.

In identifying or reviewing candidates for membership on the Board of Directors, the Nominating and Corporate Governance Committees takes into account the criteria for board membership established by the Board from time to time and all other factors it considers appropriate, which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity and the extent to which the candidate would fill a present need on the Board. The Committee met two times during 2007.

Code of Ethics and Other Matters

On May 8, 2007, the Board of Directors of Capital Crossing Preferred adopted the Lehman Brothers Code of Ethics.

Capital Crossing Preferred does not hold annual shareholder meetings because Lehman Bank holds all of the outstanding voting securities of Capital Crossing Preferred and therefore would be the only shareholder entitled to vote at any such meeting. Accordingly, Capital Crossing Preferred does not have a policy with respect to whether its Directors should attend annual shareholder meetings.

The Board of Directors has determined that Capital Crossing Preferred is a “controlled company,” as defined in Rule 4350(c)(5) of the listing standards of Nasdaq, based on Lehman Bank’s beneficial ownership of 100% of the outstanding voting Common Stock of Capital Crossing Preferred. Accordingly, Capital Crossing Preferred is exempt from certain requirements of the Nasdaq listing standards, including the requirement to maintain a majority of independent directors on its Board of Directors.

Compensation of Directors

In 2007, Capital Crossing Preferred paid its independent directors an annual fee of $10,000 each for their services as directors. Capital Crossing Preferred does not pay any compensation to its other directors. No director of Capital Crossing Preferred was granted stock awards, option awards, any bonus or other non-equity incentive or any other type or form of compensation in 2007 by Capital Crossing Preferred.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that Capital Crossing Preferred’s executive officers and directors and persons who own more than 10% of its outstanding shares of Series D preferred shares file reports of ownership and changes in ownership with the Securities Exchange Commission and Nasdaq. Executive Officers, directors and greater than 10% stockholders are required by applicable regulations to furnish Capital Crossing Preferred with copies of all reports filed by such persons pursuant to the Exchange Act, and the rules and regulations promulgated thereunder. Based on a review of Capital Crossing Preferred’s records and except as set forth below, Capital Crossing Preferred believes that all reports required by the Exchange Act were filed on a timely basis.

Capital Crossing Preferred redeemed all of its outstanding Series A Preferred and Series C Preferred on March 23, 2007. Messrs. Ross and Lapidus, who were directors of Capital Crossing Preferred at the time of the redemption, inadvertently failed to timely file Form 4 reports disclosing the disposition of their Preferred stock through redemption. The required Form 4 reports were subsequently filed.

ITEM 11.	EXECUTIVE COMPENSATION

Capital Crossing Preferred does not have any employees and does not pay any compensation to its officers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 1, 2008, (i) the number and percentage of outstanding shares of each class of voting stock beneficially owned by each person known by Capital Crossing Preferred to be the beneficial owner of more than five percent of such shares; and (ii) the number and percentage of outstanding equity securities of Capital Crossing Preferred beneficially owned by (a) each director of Capital Crossing Preferred; (bi) each executive officer of Capital Crossing Preferred; and (c) all executive officers and directors of Capital Crossing Preferred as a group. The persons or entities named in the table have sole voting and sole investment power with respect to each of the shares beneficially owned by such person or entity. The calculations were based on a total of 100 shares of common stock, 937 Series B preferred shares, and 1,500,000 Series D preferred shares outstanding as of such date.

Percentage of
Name and Address of Beneficial Owner(1)	Amount of Shares (Class)	Outstanding Shares

Lehman Brothers Holdings Inc.(4)	100 shares of common stock	100.0%
	900 Series B preferred shares	96.1%
Nancy Coyle(2)(3)	1 Series B preferred share		*
Lonnie Rothbort(2)(3)	—		*
Jocelyn DeMaria(2)	—		*
Daniel Wallace(3)	—		*
Georgia Murray(3)	1 Series B preferred share		*
Kirk Sykes(3)	—		*
Michael Milversted(3)	—		*
*
All executive officers and directors as a Group (7 persons)	2 Series B preferred shares		*

The following table sets forth, as of March 1, 2008, the number and percentage of outstanding shares of each class of equity securities of Lehman Brothers Holdings Inc. beneficially owned by (i) each director of Capital Crossing Preferred; (ii) each executive officer of Capital Crossing Preferred; and (iii) all executive officers and directors of Capital Crossing Preferred as a group. The persons or entities named in the table have sole voting and sole investment power with respect to each of the shares beneficially owned by such person or entity. The calculations were based on a total of 531,887,419 shares of common stock, and 798,000 shares of four series of non-voting preferred stock outstanding as of November 30, 2007.

Percentage of
Name and Address of Beneficial Owner(1)	Amount of Shares (Class)	Outstanding Shares

Nancy Coyle(2)(3)	—		*
Lonnie Rothbort(2)(3)	4,563 shares of common stock		*
Jocelyn DeMaria(2)	—		*
Daniel Wallace(3)	25,000 shares of common stock		*
Georgia Murray(3)	—		*
Kirk Sykes(3)	—		*
Michael Milversted(3)	1,400 shares of common stock		*
*
All executive officers and directors as a Group (7 persons)	30,963 shares of common stock		*

*	Less than 1%.

(1)	The address of each beneficial owner is c/o Capital Crossing Preferred Corporation, 101 Summer Street, Boston, Massachusetts 02110.

(2)	Executive officer of Capital Crossing Preferred.

(3)	Director of Capital Crossing Preferred.

(4)	Shares are held of record by Lehman Bank. The address of Lehman Brothers Holdings Inc. is 745 Seventh Avenue, New York, New York 10019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Servicing Agreement

Capital Crossing Preferred’s loan portfolio is serviced by Lehman Bank pursuant to the terms of a master service agreement entered into between the two parties. Lehman Bank in its role as servicer under the terms of the master service agreement receives an annual servicing fee equal to 0.20%, payable monthly, of the gross outstanding principal balances of loans in the loan portfolio for the immediately preceding month. Additionally, servicing fees include third party expenses associated with the collection of certain non-performing loans. For the year ended December 31, 2007, Capital Crossing Preferred incurred $199,000 in servicing fees to Lehman Bank. In 2007, loan servicing fees were offset by the recovery of third party servicing fees, previously expensed by Capital Crossing Preferred, of $54,000 due to the resolution of a loan.

The master service agreement requires Lehman Bank to service the loan portfolio in a manner substantially the same as for similar work performed by Lehman Bank for transactions on its own behalf. Lehman Bank collects and remits principal and interest payments, maintains perfected collateral positions, submits and pursues insurance claims and initiates and supervises foreclosure proceedings on the loan portfolio it services. Lehman Bank also provides accounting and reporting services required by Capital Crossing Preferred for such loans. Lehman Bank may also be directed by Capital Crossing Preferred to dispose of any loans which become classified, placed on non-performing status, or are renegotiated due to the financial deterioration of the borrower.

Lehman Bank is required to pay all expenses related to the performance of its duties under the master service agreement. Under the master mortgage loan purchase agreement, Lehman Bank is required to repurchase, at the request of Capital Crossing Preferred, any mortgage loan it sold to Capital Crossing Preferred in the event any material representation or warranty pertaining to the mortgage assets is untrue, unless Capital Crossing Preferred permits Lehman Bank to substitute other qualified mortgage assets for such asset. The repurchase price for any such mortgage loan is the outstanding net carrying value thereof plus accrued and unpaid interest thereon at the date of repurchase. Lehman Bank may institute foreclosure proceedings, exercise any power of sale contained in any mortgage or deed of trust, obtain a deed in lieu of foreclosure or otherwise acquire title to a mortgaged property underlying a mortgage loan by operation of law or otherwise in accordance with the terms of the master service agreement.

The master service agreement has an initial term of one year and may be terminated at any time by written agreement between the parties or at any time by either party upon 30 days prior written notice to the other party and appointment of a successor servicer. The master service agreement will automatically terminate if Capital Crossing Preferred ceases to be an affiliate of Lehman Bank.

Lehman Bank remits daily to Capital Crossing Preferred all principal and interest collected on loans serviced by Lehman Bank for Capital Crossing Preferred.

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

Advisory Agreement

Capital Crossing Preferred has entered into an advisory agreement with Lehman Bank to administer the day-to-day operations of Capital Crossing Preferred. Lehman Bank is paid an annual advisory fee equal to 0.05%, payable monthly, of the gross average outstanding principal balance of loans in Capital Crossing Preferred’s loan portfolio for the immediately preceding month, plus reimbursement for certain expenses incurred by Lehman Bank as advisor. For the year ended December 31, 2007, Capital Crossing Preferred incurred $45,000 in servicing fees payable to Lehman Bank. As advisor, Lehman Bank is responsible for:

•	monitoring the credit quality of the loan portfolio held by Capital Crossing Preferred;

•	advising Capital Crossing Preferred with respect to the acquisition, management, financing and disposition of its loans and other assets; and

•	maintaining the corporate and shareholder records of Capital Crossing Preferred.

Lehman Bank may, from time to time, subcontract all or a portion of its obligations under the advisory agreement to one or more of its affiliates involved in the business of managing mortgage assets or, with the approval of a majority of Capital Crossing Preferred’s Board of Directors as well as a majority of Capital Crossing Preferred’s independent directors, subcontract all or a portion of its obligations under the advisory agreement to unrelated third parties. Lehman Bank will not, in connection with the subcontracting of any of its obligations under the advisory agreement, be discharged or relieved in any respect from its obligations under the advisory agreement.

The advisory agreement has an initial term of five years, and will be renewed automatically for additional one-year periods unless notice of nonrenewal is delivered to Lehman Bank by Capital Crossing Preferred. After the initial five year term, the advisory agreement may be terminated by Capital Crossing Preferred at any time upon 90 days’ prior notice. As long as any Series D preferred shares remain outstanding, any decision by Capital Crossing Preferred either not to renew the advisory agreement or to terminate the advisory agreement must be approved by a majority of Capital Crossing Preferred’s independent directors. Other than the servicing fee and the advisory fee, Lehman Bank will not be entitled to any fee for providing advisory and management services to Capital Crossing Preferred.

Guarantee and Pledge of Assets

On May 18, 2007, Lehman Bank paid off all its remaining outstanding FHLBB advances. Prior to that, Capital Crossing Preferred had guaranteed all of the obligations of Lehman Bank under advances Lehman Bank had received from the FHLBB. These FHLBB obligations were assumed by Lehman Bank pursuant to the merger. As a result of the repayment, the guarantee was released. Capital Crossing Preferred received an annual fee of $80,000 under this agreement. Guarantee fee income for the year ended December 31, 2007 was $30,000.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.  Capital Crossing Preferred paid Ernst & Young $75,000 and KPMG LLP $32,500 in fees for its professional services rendered for the audit of the Capital Crossing Preferred’s financial statements for the years ended December 31, 2007 and 2006, respectively, and the reviews of the financial statements included in its quarterly reports on Form 10-Q during the year.

Tax Fees.  Capital Crossing Preferred did not pay Ernst & Young or KPMG LLP any fees for tax compliance, tax advice and tax planning services for 2007 or 2006.

Approval Policies.  The Audit Committee has the sole authority to review and approve the engagement of the independent registered public accounting firm to perform audit services or any permissible non-audit services. All audit-related and non-audited related services to be provided by the independent registered public accounting firm must be approved in advance by the Audit Committee. During 2007, the year in which Ernst & Young became the corporation’s principal accountants,, all non-audit services provided by Ernst & Young were approved in advance by the Audit Committee, and none of those engagements made use of the de minimus exception to pre-approval contained in the SEC’s rules.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Contents:

(1) Financial Statements: All Financial Statements are included as Part II, Item 8 of this Report.

(2) All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.

(b) Exhibits:

Exhibit No.		Description

3.1		Restated Articles of Organization of Capital Crossing Preferred, incorporated by reference from Capital Crossing Preferred’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the ”1998 Form 10-K”).
3.2		Articles of Amendment to Restated Articles of Organization of Capital Crossing Preferred reflecting change of its name filed with the Secretary of the Commonwealth of Massachusetts on March 12, 2001, incorporated by reference from Capital Crossing Preferred’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
3.3		Amended and Restated By-laws of Capital Crossing Preferred, incorporated by reference from the 1998 Form 10-K.
3.4		Restated Articles of Organization of Capital Crossing Preferred, effective February 15, 2007, incorporated by reference from Capital Crossing Preferred’s Report on Form 8-K dated February 15, 2007.
4.1		Specimen of certificate representing Series A preferred shares, incorporated by reference from Capital Crossing Preferred’s registration statement on Form S-11 (No. 333-66677), filed November 3, 1998, as amended (the ”1998 Form S-11”).
10.1		Master Mortgage Loan Purchase Agreement between Capital Crossing Preferred and Capital Crossing Bank, incorporated by reference from the 1998 Form S-11.
10.2		Master Service Agreement between Capital Crossing Preferred and Capital Crossing Bank, incorporated by reference from the 1998 Form S-11.
10.3		Advisory Agreement between Capital Crossing Preferred and Capital Crossing Bank, incorporated by reference from the 1998 Form S-11.
10.4		Form of Letter Agreement between Capital Crossing Preferred and Capital Crossing Bank regarding issuance of certain securities, incorporated by reference from the 1998 Form S-11.
+12		Statement Regarding Computation of Ratios.
14		Code of Ethics, incorporated by reference from Capital Crossing Preferred’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.
+31	.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the President.
+31	.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the Chief Financial Officer.
+32		Certification pursuant to 18 U.S.C. Section 1350 of the President and Chief Financial Officer.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Capital Crossing Preferred Corporation

By:	/s/ Nancy E. Coyle
Nancy E. Coyle
President (Principal Executive Officer)

Date: March 24, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dated indicated.

Signature	Title	Date

/s/ Nancy E. Coyle Nancy E. Coyle	President and Director (Principal Executive Officer)	March 24, 2008

/s/ Lonnie Rothbort Lonnie Rothbort	Chief Financial Officer and Director (Principal Financial Officer)	March 24, 2008

/s/ Jocelyn K. DeMaria Jocelyn K. DeMaria	Controller	March 24, 2008

/s/ Daniel Wallace Daniel Wallace	Director	March 24, 2008

Georgia Murray	Director

/s/ Kirk Sykes Kirk Sykes	Director	March 24, 2008

/s/ Michael Milversted Michael Milversted	Director	March 24, 2008

EXHIBIT INDEX

Exhibit	Name

12	Statement Regarding Computation of Ratios
31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the President.
31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the Chief Financial Officer.
32	Certification pursuant to 18 U.S.C. Section 1350 of the President and Chief Financial Officer.