Form 10-Q
period 2008-03-31
CAPITAL CROSSING PREFERRED CORP
filed 2008-05-15
CIK 1072806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock was 100 shares, $.01 par value per share, as of May 15, 2008. No common stock was held by non-affiliates of the issuer.

Capital Crossing Preferred Corporation

PART I
Item 1. Financial Statements
Capital Crossing Preferred Corporation
Balance Sheets
(unaudited)

	March 31,	December 31,
	2008	2007
	(in thousands)
ASSETS

Cash account with parent	$208	$208
Interest bearing deposits with parent	53,495	50,373

Total cash and cash equivalents	53,703	50,581

Loans, net of discounts and net deferred loan income	64,213	66,654
Less allowance for loan losses	(1,065)	(1,180)

Loans, net	63,148	65,474

Accrued interest receivable	269	298
Other assets	26	5

	$117,146	$116,358

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses and other liabilities	$1,047	$989

Total liabilities	1,047	989

Stockholders’ equity:
Preferred stock, Series B, 8% cumulative, non-convertible; $.01 par value; $1,000 liquidation value per share plus accrued dividends; 1,000 shares authorized, 937 shares issued and outstanding	—	—
Preferred stock, Series D, 8.50% non-cumulative, exchangeable; $.01 par value; $25 liquidation value per share; 1,725,000 shares authorized, 1,500,000 shares issued and outstanding	15	15
Common stock, $.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	115,354	115,354
Retained earnings	730	—

Total stockholders’ equity	116,099	115,369

	$117,146	$116,358

See accompanying notes to financial statements.

Capital Crossing Preferred Corporation
Statements of Income
(unaudited)

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Interest income:
Interest and fees on loans	$1,295	$1,949
Interest on interest-bearing deposits	227	231

Total interest income	1,522	2,180
Reduction in allowance for loan losses	115	104

Total interest income, after reduction in allowance for loan losses	1,637	2,284

Other income:
Guarantee fee income	—	20

Total other income	—	20

Operating expenses:
Loan servicing and advisory services	48	62
Other general and administrative	43	43

Total operating expenses	91	105

Net income	1,546	2,199
Preferred stock dividends	816	1,560

Net income available to common stockholder	$730	$639

See accompanying notes to financial statements.

Capital Crossing Preferred Corporation
Statements of Changes in Stockholders’ Equity
(unaudited)

	Three Months ended March 31, 2008
	Preferred Stock		Preferred Stock				Additional		Total
	Series B		Series D		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
	(In Thousands)
Balance at December 31, 2007	1	$—	1,500	$15	—	$—	$115,354	$—	$115,369
Net income	—	—	—	—	—	—	—	1,546	1,546
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	(19)	(19)
Dividends on preferred stock, Series D	—	—	—	—	—	—	—	(797)	(797)

Balance at March 31, 2008	1	$—	1,500	$15	—	$—	$115,354	$730	$116,099

	Three Months ended March 31, 2007
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
	(In Thousands)
Balance at December 31, 2006	1,416	$14	1	$—	1,840	$18	1,500	$15	—	$—	$172,640	$—	$172,687
Net income	—	—	—	—	—	—	—	—	—	—	—	2,199	2,199
Redemption of preferred stock, Series A and C	(1,416)	(14)	—	—	(1,840)	(18)	—	—	—	—	(32,529)	—	(32,561)
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	—	—	(314)	(314)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	—	—	(19)	(19)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	—	—	(430)	(430)
Dividends on preferred stock, Series D	—	—	—	—	—	—	—	—	—	—	—	(797)	(797)

Balance at March 31, 2007	—	$—	1	$—	—	$—	1,500	$15	—	$—	$140,111	$639	$140,765

See accompanying notes to financial statements.

Capital Crossing Preferred Corporation
Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Cash flows provided by operating activities:
Net income	$1,546	$2,199
Adjustments to reconcile net income to net cash provided by operating activities:
Reduction in allowance for loan losses	(115)	(104)
Other, net	66	(292)

Net cash provided by operating activities	1,497	1,803

Cash flows provided by investing activities:
Loan repayments	2,441	3,963

Net cash provided by investing activities	2,441	3,963

Cash flows used in financing activities:
Redemption of preferred stock, Series A and C	—	(32,561)
Payment of preferred stock dividends	(816)	(1,560)

Net cash used in financing activities	(816)	(34,121)

Net change in cash and cash equivalents	3,122	(28,355)
Cash and cash equivalents at beginning of period	50,581	83,900

Cash and cash equivalents at end of period	$53,703	$55,545

See accompanying notes to financial statements.

Capital Crossing Preferred Corporation
Notes to Financial Statements
Three Months Ended March 31, 2008 and 2007
Note 1. Basis of Presentation
     Capital Crossing Preferred Corporation (“Capital Crossing Preferred”) is a Massachusetts corporation organized on March 20, 1998, to acquire and hold real estate assets. Lehman Brothers Bank, FSB (“Lehman Bank”), a subsidiary of Lehman Brothers Holdings Inc. (“LBHI”; LBHI with its subsidiaries, “Lehman Brothers”), owns all of Capital Crossing Preferred’s common stock. Lehman Bank is in compliance with its regulatory capital requirements at March 31, 2008. Prior to the merger with Lehman Bank, which is further discussed below, Capital Crossing Preferred was a subsidiary of Capital Crossing Bank (“Capital Crossing”), a federally insured Massachusetts trust company, and Capital Crossing owned all of Capital Crossing Preferred’s common stock. Capital Crossing Preferred operates in a manner intended to allow it to be taxed as a real estate investment trust, or a “REIT”, under the Internal Revenue Code of 1986, as amended. As a REIT, Capital Crossing Preferred generally will not be required to pay federal income tax if it distributes its earnings to its shareholders and continues to meet a number of other requirements.
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
     The financial information as of March 31, 2008 and the results of operations, changes in stockholders’ equity and cash flows for the three months ended March 31, 2008 and 2007 are unaudited; however, in the opinion of management, the financial information reflects all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The interim financial statements for the three months ended March 31, 2008 and 2007 are comparable as there were no changes in accounting principles as a result of the merger. Interim results are not necessarily indicative of results to be expected for the entire year. These interim financial statements are intended to be read in conjunction with the financial statements presented in Capital Crossing Preferred’s Annual Report on Form 10-K as of, and for the year ended December 31, 2007.
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
Note 2. Recent Accounting Pronouncements
     In July 2006, to improve comparability in the reporting of income tax assets and liabilities in the absence of guidance in existing income tax accounting standards, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” Generally, this Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with existing income tax accounting standards, and prescribes certain thresholds and attributes for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The provisions of the Interpretation were applied on January 1, 2007, and did not have a material impact on the Capital Crossing Preferred’s financial position or results of operations. The earliest year open to examination is 2004.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” This new standard defines fair values, establishes a framework for measuring fair value in conformity with GAAP, and expands disclosures about fair value measurements. Prior to this standard, there were varying definitions of fair value and limited guidance for applying those definitions under GAAP. In addition, the guidance was dispersed among many accounting pronouncements that require fair value measurements. This standard is intended to increase consistency and comparability in fair value measurements and disclosures about fair value measurements. The provisions of this standard are effective January 1, 2008. Since Capital Crossing Preferred does not report any of its assets or liabilities at fair value on the balance sheet, the adoption of this standard did not have a material impact on Capital Crossing Preferred’s financial statements.
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
     The following discussion of Capital Crossing Preferred’s financial condition, results of operations, capital resources and liquidity should be read in conjunction with the Financial Statements and related Notes included elsewhere herein and the audited Financial Statements and related Notes included in Capital Crossing Preferred’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission, (the “SEC”).
Executive Level Overview
     Net income available to the common shareholder increased $91,000, or 14.2%, to $730,000 for the three months ended March 31, 2008 compared to $639,000 for the same period in 2007. The increase from 2007 to 2008 is primarily the result of a decrease in preferred stock dividends due to the redemption of the Series A and Series C preferred shares in March 2007, partially offset by a decrease in interest and fees on loans. The decrease in interest and fees on loans is primarily due to a smaller loan portfolio as a result of loan amortization and repayments.
     All of the mortgage assets in Capital Crossing Preferred’s loan portfolio at March 31, 2008 were acquired from Capital Crossing, previously the sole common shareholder, and it is anticipated that substantially all additional mortgage assets will be acquired from Lehman Bank, currently the sole common shareholder. As of March 31, 2008, Capital Crossing Preferred held loans acquired from Capital Crossing with net investment balances of $64.2 million.
     Commercial mortgage loans constituted approximately 61.3% of the net loans in Capital Crossing Preferred’s loan portfolio at March 31, 2008. Commercial mortgage loans are generally subject to greater risks than other types of loans. Capital Crossing Preferred’s commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, tend to have shorter maturities than other mortgage loans and may not be fully amortizing. For these reasons, Capital Crossing Preferred may experience higher rates of default on its mortgage loans than it would if its loan portfolio was more diversified and included a greater number of owner-occupied residential or other mortgage loans.
     Properties underlying Capital Crossing Preferred’s current mortgage assets are also concentrated primarily in California and New England. As of March 31, 2008, approximately 60.2% of the balances of its mortgage loans were secured by properties located in California and 6.9% in New England. In the instance where either region experiences adverse economic, political or business conditions, Capital Crossing Preferred would likely experience higher rates of loss and delinquency on its mortgage loans.
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
     Decisions regarding the utilization of Capital Crossing Preferred’s cash are based, in large part, on its future commitments to pay preferred stock dividends. During the first quarter of 2008, the loan portfolio was large enough to generate income resulting in net income, which was 1.89 times preferred stock dividends. Future decisions regarding mortgage asset acquisitions and returns of capital will be based on the level of preferred stock dividends at the time and the required level of income necessary to generate adequate dividend coverage.
Application of Critical Accounting Policies and Estimates
     The SEC requires that all registrants discuss their most ‘‘critical accounting policies’’ in management’s discussion and analysis of financial condition and results of operations. The SEC indicated that a ‘‘critical accounting policy’’ is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While Capital Crossing Preferred’s significant accounting policies are more fully described in Note 1 to the Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2007, the following is a summary of the accounting policies believed by management to be most critical in their potential effect on Capital Crossing Preferred’s financial position or results of operations:
     Discounts on Acquired Loans.  In accordance with Statement of Position (“SOP”) No. 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” Capital Crossing Preferred reviews acquired loans for differences between contractual cash flows and cash flows expected to be collected from Capital Crossing Preferred’s initial investment in the acquired loans to determine if those differences are attributable, at least in part, to credit quality. If those differences are attributable to credit quality, the loan’s contractually required payments receivable in excess of the amount of its cash flows expected at acquisition, or nonaccretable discount, is not accreted into income. SOP No. 03-3 requires that Capital Crossing Preferred recognize the excess of all cash flows expected at acquisition over Capital Crossing Preferred’s initial investment in the loan as interest income using the interest method over the term of the loan. This excess is referred to as accretable discount.
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
     The allowance for loan losses is increased through a provision for loan losses included in earnings when management changes its estimate of probable losses inherent in the portfolio. The allowance for loan losses is decreased upon sales or payoffs of loans for which a related allowance remains unused. Reductions in connection with sales are included in the calculation of the gain or loss, and reductions related to payoffs are recorded as a reduction in the allowance for loan losses included in earnings. Loan losses are charged against the allowance when management believes the net investment of the loan, or a portion thereof, is uncollectible. Subsequent recoveries, if any, are credited to the allowance when cash payments are received. It is anticipated that the allowance will continue to decline as reductions in the allowance for loan losses may continue to be recorded if loans pay off and allowance allocations related to these loans are not required or if additions due to loan impairment are not required.
     Gains and losses on sales of loans are determined using the specific identification method. The excess (deficiency) of any cash received as compared to the net investment is recorded as gain (loss) on sales of loans. There were no loans held for sale at March 31, 2008 and there were no loans sold during the three months ended March 31, 2008.

Results of Operations for the Three Months Ended March 31, 2008 and 2007
Interest income
     The following table sets forth the yields on Capital Crossing Preferred’s earning assets for the periods indicated:

	Three Months Ended March 31,
	2008			2007
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield
			(dollars in thousands)
Loans, net (1)	$64,730	$1,295	8.05%	$88,466	$1,949	8.93%
Interest-bearing deposits	52,146	227	1.75	82,584	231	1.13

Total interest-earning assets	$116,876	$1,522	5.24%	$171,050	$2,180	5.17%

(1)	Non-performing loans are excluded from average balance calculations.
          The decline in interest income for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 is primarily due to a decrease in the average balance of loans and interest bearing deposits and a decrease in the yield on loans.
          Average loans, net for the three months ended March 31, 2008 totaled $64.7 million compared to $88.5 million for the same period in 2007. This decrease is primarily attributable to loan pay-offs, amortization and sales of loans. No loans have been acquired by Capital Crossing Preferred since 2005. For the three months ended March 31, 2008, the yield on the loan portfolio decreased to 8.05% compared to 8.93% for the same period in 2007. For the three months ended March 31, 2008, interest and fee income recognized on loan payoffs decreased $79,000, or 43.4%, to $103,000 from $182,000 for the three months ended March 31, 2007. The level of interest and fee income recognized on loan payoffs varies for numerous reasons, as further discussed below. The yield from regularly scheduled interest and accretion income decreased to 7.41% for the three months ended March 31, 2008 from 8.10% for the same period in 2007 primarily as a result of decreases in market interest rates.
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
          When a loan is paid off, the excess of any cash received over the net investment is recorded as interest income. In addition to the amount of purchase discount that is recognized at that time, income may also include interest owed by the borrower prior to Capital Crossing’s acquisition of the loan, interest collected if on non-performing status, prepayment fees and other loan fees (''other interest and fee income’’). The following table sets forth, for the periods indicated, the components of interest and fees on loans. There can be no assurance regarding future interest income, including the yields and related level of such income, or the relative portion attributable to loan pay-offs as compared to other sources.

	Three Months Ended March 31,
	2008		2007
	Interest		Interest
	Income	Yield	Income	Yield
		(dollars in thousands)
Regularly scheduled interest and accretion income	$1,192	7.41%	$1,767	8.10%

Interest and fee income recognized on loan pay-offs:
Accretable discount	58	0.36	161	0.74
Other interest and fee income	45	0.28	21	0.09

	103	0.64	182	0.83

	$1,295	8.05%	$1,949	8.93%

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
          The average balance of interest-bearing deposits decreased $30.4 million or 36.9% to $52.1 million for the three months ended March 31, 2008, compared to $82.6 million for 2007. The changes in the average balances of interest-bearing deposits are the result of periodic dividend payments and returns of capital offset by cash flows from loan repayments. Additionally, on March 23, 2007, Capital Crossing Preferred redeemed the Series A and Series C preferred shares, which caused a decrease of $32.6 million in interest-bearing deposits. The interest rate on interest-bearing deposits increased to 1.75% for the three months ended March 31, 2008 compared to 1.13% for the same period in 2007 as a result of an increased rate paid by Lehman Bank compared to the rate paid by Capital Crossing.
Reduction in allowance for loan losses
          Capital Crossing Preferred recorded reductions in the allowance for loan losses of $115,000 and $104,000 for the three months ended March 31, 2008 and 2007, respectively, to reverse unused loss reserves related to loans that have been paid off. The reduction in the allowance for loan losses is based on the volume and types of loan payoffs. As loans pay off, a reduction in the allowance for loan losses is recorded to reduce allowance allocations related to the loans that have paid off for which a related allowance remains unused. The allowance for loan losses is based on the size of the portfolio and its historical performance. The determination of this allowance requires management’s use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. Should the loan portfolio continue to decline without utilization of the allowance for loan losses, future reductions in the allowance for loan losses may be necessary.
Other income
          On May 18, 2007, Lehman Bank paid off all its remaining outstanding Federal Home Loan Bank of Boston (“FHLBB”) advances. Prior to that, Capital Crossing Preferred had guaranteed all of the obligations of Lehman Bank under advances Lehman Bank had received from the FHLBB. These FHLBB obligations were assumed by Lehman Bank pursuant to the merger. As a result of the repayment, the guarantee was released. Capital Crossing Preferred received an annual fee of $80,000 under this agreement. Guarantee fee income for the three months ended March 31, 2007 was $20,000.
Operating expenses
          Loan servicing and advisory expenses decreased $14,000, or 22.6%, to $48,000 for the three months ended March 31, 2008 from $62,000 for the three months ended March 31, 2007 primarily as a result of the decrease in the average balance of the loan portfolio.
          Other general and administrative expenses remained constant at $43,000 for each of the three month periods ended March 31, 2008 and 2007.
Preferred stock dividends
          Preferred stock dividends decreased for the three months ended March 31, 2008 compared to the same period in 2007 due to the redemption of the Series A and Series C preferred shares on March 23, 2007.

Changes in Financial Condition
Interest-bearing deposits with parent
          Interest-bearing deposits with parent consist entirely of money market accounts with Lehman Bank. The balance of interest-bearing deposits increased $3.1 million to $53.5 million at March 31, 2008 compared to $50.4 million at December 31, 2007. The increase in the balance of interest-bearing deposits is primarily a result of cash flows from loan repayments.
Loan portfolio
          To date, all of Capital Crossing Preferred’s loans have been acquired from Capital Crossing. The following table sets forth information regarding the composition of the loan portfolio at the dates indicated:

	March 31,	December 31,
	2008	2007
	(in thousands)
Mortgage loans on real estate:
Commercial real estate	$39,351	$41,400
Multi-family residential	24,014	24,396
One-to-four family residential	865	877

Total	64,230	66,673
Other	13	13

Total loans, net of discounts	64,243	66,686

Less:
Allowance for loan losses	(1,065)	(1,180)
Net deferred loan fees	(30)	(32)

Loans, net	$63,148	$65,474

          Capital Crossing Preferred acquires primarily performing commercial real estate and multifamily residential mortgage loans. During the three month periods ended March 31, 2008 and March 31, 2007, Capital Crossing Preferred did not acquire any loans from Capital Crossing or Lehman Bank.
          Capital Crossing Preferred intends that each loan acquired from Lehman Bank in the future will be a whole loan, and will be originated or acquired by Lehman Bank in the ordinary course of its business. Capital Crossing Preferred also intends that all loans held by it will be serviced pursuant to its master service agreement with Lehman Bank.
          Non-performing loans, net of discount, totaled $492,000 for March 31, 2008. There were no non-performing loans at December 31, 2007. Loans generally are placed on non-performing status and the accrual of interest and accretion of discount are generally discontinued when the collectibility of principal and interest is not probable or estimable. Unpaid interest income previously accrued on such loans is reversed against current period interest income. A loan is returned to accrual status when it is brought current in accordance with management’s anticipated cash flows at the time of acquisition and collection of principal and interest is probable and estimable.

          Discounts on Acquired Loans. For information relating to Capital Crossing Preferred’s accounting policies related to discounts on acquired loans, see Application of Critical Accounting Policies and Estimates — Discounts on Acquired Loans.
          The following table sets forth certain information relating to the activity in the nonaccretable discount for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)
Balance at beginning of period	$155	$215
Amounts collected under the cost recovery method	—	(2)

Balance at end of period	$155	$213

          Allowance for Loan Losses. Capital Crossing Preferred’s allowance for loan losses at March 31, 2008 was $1.1 million. The determination of this allowance requires the use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. In addition, regulatory agencies periodically review the adequacy of the allowance for loan losses and may require Capital Crossing Preferred to make additions to its allowance for loan losses. While management believes its estimates and assumptions are reasonable, there can be no assurance that they will be proven to be correct in the future. The actual amount of future provisions that may be required cannot be determined, and such provisions may exceed the amounts of past provisions. Management believes that the allowance for loan losses is adequate to absorb the known and inherent risks in Capital Crossing Preferred’s loan portfolio at each date based on the facts known to management as of such date. Management continues to monitor and modify the allowances for general and specific loan losses as economic conditions dictate.
          The following table sets forth certain information relating to the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)
Balance at beginning of period	$1,180	$1,519
Reduction in allowance for loan losses	(115)	(104)

Balance at end of period	$1,065	$1,415

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
          At March 31, 2008, 60.2% and 6.9% of Capital Crossing Preferred’s net real estate loan portfolio consisted of loans in California and New England, respectively. At December 31, 2007, 59.0% and 6.8% of Capital Crossing Preferred’s net real estate loan portfolio consisted of loans located in California and New England, respectively. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political or business developments or natural hazards in California or New England that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages.
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
          The following table sets forth Capital Crossing Preferred’s interest-rate-sensitive assets categorized by repricing dates and weighted average yields at March 31, 2008. For fixed rate instruments, the repricing date is the maturity date. For adjustable-rate instruments, the repricing date is deemed to be the earliest possible interest rate adjustment date. Assets that are subject to immediate repricing are placed in the overnight column.

		Within	Over One	Over Two	Over Three	Over Four	Over
		One	to Two	to Three	to Four	to Five	Five
	Overnight	Year	Years	Years	Years	Years	Years	Total
				(dollars in thousands)
Interest-bearing deposits	$53,495	$—	$—	$—	$—	$—	$—	$53,495
	1.75%
Fixed-rate loans (1)	—	15,181	9,832	7,439	5,772	3,548	6,270	48,042
		7.72%	7.57%	7.45%	7.54%	6.99%	6.77%
Adjustable-rate loans (1)	1,033	11,763	1,734	504	386	259	—	15,679
	8.89%	6.92%	6.44%	7.06%	7.02%	6.97%

Total rate-sensitive assets	$54,528	$26,944	$11,566	$7,943	$6,158	$3,807	$6,270	$117,216

(1)	Loans are presented at net amounts before deducting the allowance for loan losses and exclude non-performing loans.
          Based on Capital Crossing Preferred’s experience, management applies the assumption that, on average, approximately 16% of the outstanding fixed and adjustable rate loans will prepay annually.
Item 4. Controls and Procedures
          Capital Crossing Preferred’s management, with the participation of its President and Chief Financial Officer, evaluated the effectiveness of Capital Crossing Preferred’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008. Based on this evaluation, Capital Crossing Preferred’s President and Chief Financial Officer concluded that, as of March 31, 2008, Capital Crossing Preferred’s disclosure controls and procedures were (1) designed to ensure that material information relating to Capital Crossing Preferred is made known to the President and Chief Financial Officer by others within the entity, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by Capital Crossing Preferred in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
          No change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1A. Risk Factors
          There were no material changes in Capital Crossing Preferred’s risk factors compared to those previously disclosed in its Form 10-K for the year ended December 31, 2007.
Item 4. Submission of Matters to a Vote of Security Holders
          None.
Item 5. Other Information
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
CAPITAL CROSSING PREFERRED CORPORATION

Date: May 15, 2008	By:	/s/ Nancy E. Coyle
Nancy E. Coyle
President (Principal Executive Officer)

Date: May 15, 2008	By:	/s/ Lonnie Rothbort
Lonnie Rothbort
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

		Page
Exhibit	Item	Number

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the President.	18

31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the Chief Financial Officer.	19

32	Certification pursuant to 18 U.S.C. Section 1350 of the President and Chief Financial Officer.	20