Form 10-Q
period 2008-06-30
CAPITAL CROSSING PREFERRED CORP
filed 2008-08-14
CIK 1072806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock was 100 shares, $.01 par value per share, as of August 14, 2008. No common stock was held by non-affiliates of the issuer.

Capital Crossing Preferred Corporation

PART I
Item 1. Financial Statements
Capital Crossing Preferred Corporation
Balance Sheets
(unaudited)

	June 30,	December 31,
	2008	2007
	(in thousands)
ASSETS
Cash account with parent	$208	$208
Interest bearing deposits with parent	58,650	50,373

Total cash and cash equivalents	58,858	50,581

Certificate of deposit
Loans, net of discounts and net deferred loan income	59,541	66,654
Less allowance for loan losses	(1,025)	(1,180)

Loans, net	58,516	65,474

Accrued interest receivable	251	298
Other assets	18	5

	$117,643	$116,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses and other liabilities	$933	$989

Total liabilities	933	989

Stockholders’ equity:
Preferred stock, Series B, 8% cumulative, non-convertible; $.01 par value; $1,000 liquidation value per share plus accrued dividends; 1,000 shares authorized, 937 shares issued and outstanding	—	—
Preferred stock, Series D, 8.50% non-cumulative, exchangeable; $.01 par value; $25 liquidation value per share; 1,725,000 shares authorized, 1,500,000 shares issued and outstanding	15	15
Common stock, $.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	115,354	115,354
Retained earnings	1,341	—

Total stockholders’ equity	116,710	115,369

	$117,643	$116,358

See accompanying notes to financial statements.

Capital Crossing Preferred Corporation
Statements of Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
Interest income:
Interest and fees on loans	$1,252	$1,968	$2,547	$3,917
Interest on interest-bearing deposits	243	162	470	393

Total interest income	1,495	2,130	3,017	4,310
Reduction in allowance for loan losses	40	95	155	199

Total interest income, after reduction in allowance for loan losses	1,535	2,225	3,172	4,509

Other income:
Guarantee fee income	—	10	—	30

Total other income	—	10	—	30

Operating expenses:
Loan servicing and advisory services	51	14	99	76
Other general and administrative	58	23	101	66

Total operating expenses	109	37	200	142

Net income	1,426	2,198	2,972	4,397

Preferred stock dividends	815	815	1,631	2,375

Net income available to common stockholder	$611	$1,383	$1,341	$2,022

See accompanying notes to financial statements.

Capital Crossing Preferred Corporation
Statements of Changes in Stockholders’ Equity
(unaudited)

	Six Months ended June 30, 2008
	Preferred Stock		Preferred Stock				Additional		Total
	Series B		Series D		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
	(in thousands)
Balance at December 31, 2007	1	$—	1,500	$15	—	$—	$115,354	$—	$115,369
Net income	—	—	—	—	—	—	—	2,972	2,972
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	(37)	(37)
Dividends on preferred stock, Series D	—	—	—	—	—	—	—	(1,594)	(1,594)

Balance at June 30, 2008	1	$—	1,500	$15	—	$—	$115,354	$1,341	$116,710

	Six Months Ended June 30, 2007
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
							(in thousands)
Balance at December 31, 2006	1,416	$14	1	$—	1,840	$18	1,500	$15	—	$—	$172,640	$—	$172,687
Net income	—	—	—	—	—	—	—	—	—	—	—	4,397	4,397
Redemption of preferred stock, Series A and C	(1,416)	(14)	—	—	(1,840)	(18)	—	—	—	—	(32,529)	—	(32,561)
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	—	—	(314)	(314)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	—	—	(37)	(37)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	—	—	(430)	(430)
Dividends on preferred stock, Series D	—	—	—	—	—	—	—	—	—	—	—	(1,594)	(1,594)

Balance at June 30, 2007	—	$—	1	$—	—	$—	1,500	$15	—	$—	$140,111	$2,022	$142,148

See accompanying notes to financial statements.

Capital Crossing Preferred Corporation
Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Cash flows provided by operating activities:
Net income	$2,972	$4,397
Adjustments to reconcile net income to net cash provided by operating activities:
Reduction in allowance for loan losses	(155)	(199)
Other, net	(22)	(227)

Net cash provided by operating activities	2,795	3,971

Cash flows provided by investing activities:
Loan repayments	7,113	11,150

Net cash provided by investing activities	7,113	11,150

Cash flows used in financing activities:
Redemption of preferred stock, Series A and C	—	(32,561)
Payment of preferred stock dividends	(1,631)	(2,375)

Net cash used in financing activities	(1,631)	(34,936)

Net change in cash and cash equivalents	8,277	(19,815)
Cash and cash equivalents at beginning of period	50,581	83,900

Cash and cash equivalents at end of period	$58,858	$64,085

See accompanying notes to financial statements.

Capital Crossing Preferred Corporation
Notes to Financial Statements
Three and Six Months Ended June 30, 2008 and 2007
Note 1. Basis of Presentation
     Capital Crossing Preferred Corporation (“Capital Crossing Preferred”) is a Massachusetts corporation organized on March 20, 1998, to acquire and hold real estate assets. Lehman Brothers Bank, FSB (“Lehman Bank”), a subsidiary of Lehman Brothers Holdings Inc. (“LBHI”; LBHI with its subsidiaries, “Lehman Brothers”), owns all of Capital Crossing Preferred’s common stock. Lehman Bank is in compliance with its regulatory capital requirements at June 30, 2008. Prior to the merger with Lehman Bank, which is further discussed below, Capital Crossing Preferred was a subsidiary of Capital Crossing Bank (“Capital Crossing”), a federally insured Massachusetts trust company, and Capital Crossing owned all of Capital Crossing Preferred’s common stock. Capital Crossing Preferred operates in a manner intended to allow it to be taxed as a real estate investment trust, or a “REIT”, under the Internal Revenue Code of 1986, as amended. As a REIT, Capital Crossing Preferred generally will not be required to pay federal income tax if it distributes its earnings to its shareholders and continues to meet a number of other requirements.
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
     The financial information as of June 30, 2008 and the results of operations for the three and six months ended June 30, 2008 and 2007 and, changes in stockholders’ equity and cash flows for the six months ended June 30, 2008 and 2007 are unaudited; however, in the opinion of management, the financial information reflects all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The interim financial statements for the three and six months ended June 30, 2008 and 2007 are comparable as there were no changes in accounting principles as a result of the merger. Interim results are not necessarily indicative of results to be expected for the entire year. These interim financial statements are intended to be read in conjunction with the financial statements presented in Capital Crossing Preferred’s Annual Report on Form 10-K as of, and for the year ended December 31, 2007.
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
Executive Level Overview
     Net income available to the common shareholder decreased $772,000, or 55.8%, to $611,000 for the three months ended June 30, 2008 compared to $1.4 million for the same period in 2007. The decrease is primarily the result of a decrease in interest and fees on loans and an increase in operating expenses. Net income available to the common shareholder decreased $681,000, or 33.7%, to $1.3 million for the six months ended June 30, 2008 compared to $2.0 million for the same period in 2007. The decrease is primarily the result of a decrease in interest and fees on loans and an increase in operating expenses, partially offset by a decrease in preferred stock dividends. The decrease in interest and fees on loans for both the three and six month periods is primarily due to a smaller loan portfolio as a result of loan amortization and repayments. The decrease in preferred stock dividends for the six month period is due to the redemption of the Series A and Series C preferred shares in March 2007.
     All of the mortgage assets in Capital Crossing Preferred’s loan portfolio at June 30, 2008 were acquired from Capital Crossing , previously the sole common shareholder, and it is anticipated that substantially all additional mortgage assets will be acquired from Lehman Bank, currently the sole common shareholder. As of June 30, 2008, Capital Crossing Preferred held loans acquired from Capital Crossing with net investment balances of $59.6 million.
     Commercial mortgage loans constituted approximately 61.0% of the net loans in Capital Crossing Preferred’s loan portfolio at June 30, 2008. Commercial mortgage loans are generally subject to greater risks than other types of loans. Capital Crossing Preferred’s commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, tend to have shorter maturities than other mortgage loans and may not be fully amortizing. For these reasons, Capital Crossing Preferred may experience higher rates of default on its mortgage loans than it would if its loan portfolio was more diversified and included a greater number of owner-occupied residential or other mortgage loans.
     Properties underlying Capital Crossing Preferred’s current mortgage assets are also concentrated primarily in California and New England. As of June 30, 2008, approximately 60.8% of the balances of its mortgage loans were secured by properties located in California and 7.2% in New England. In the instance where either region experiences adverse economic, political or business conditions, Capital Crossing Preferred would likely experience higher rates of loss and delinquency on its mortgage loans.

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
     Decisions regarding the utilization of Capital Crossing Preferred’s cash are based, in large part, on its future commitments to pay preferred stock dividends. During the three months ended June 30, 2008, the loan portfolio was large enough to generate income resulting in net income, which was 1.75 times fixed charges and preferred stock dividends. Future decisions regarding mortgage asset acquisitions and returns of capital will be based on the level of preferred stock dividends at the time and the required level of income necessary to generate adequate dividend coverage.
Application of Critical Accounting Policies and Estimates
     The SEC requires that all registrants discuss their most ''critical accounting policies’’ in management’s discussion and analysis of financial condition and results of operations. The SEC indicated that a ''critical accounting policy’’ is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While Capital Crossing Preferred’s significant accounting policies are more fully described in Note 1 to the Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2007, the following is a summary of the accounting policies believed by management to be most critical in their potential effect on Capital Crossing Preferred’s financial position or results of operations:
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
     Gains and losses on sales of loans are determined using the specific identification method. The excess (deficiency) of any cash received as compared to the net investment is recorded as gain (loss) on sales of loans. There were no loans held for sale at June 30, 2008 and there were no loans sold during the six months ended June 30, 2008.

Results of Operations for the Three Months Ended June 30, 2008 and 2007
Interest income
     The following table sets forth the yields on Capital Crossing Preferred’s earning assets for the periods indicated:

	Three Months Ended June 30,
	2008			2007
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield
	(dollars in thousands)
Loans, net (1)	$61,148	$1,252	8.23%	$83,810	$1,968	9.42%
Interest-bearing deposits	55,914	243	1.75	58,816	162	1.10

Total interest-earning assets	$117,062	$1,495	5.14%	$142,626	$2,130	5.99%

(1)	Non-performing loans are excluded from average balance calculations.
     The decline in interest income for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 is primarily due to a decrease in the average balance of loans and interest bearing deposits and a decrease in the yield on loans offset, in part, by an increase in the yield on interest-bearing deposits.
     Average loans, net for the three months ended June 30, 2008 totaled $61.1 million compared to $83.8 million for the same period in 2007. This decrease is primarily attributable to loan pay-offs, amortization and sales of loans. No loans have been acquired by Capital Crossing Preferred since 2005. For the three months ended June 30, 2008, the yield on the loan portfolio decreased to 8.23% compared to 9.42% for the same period in 2007. For the three months ended June 30, 2008, interest and fee income recognized on loan payoffs decreased $110,000, or 43.7%, to $142,000 from $252,000 for the three months ended June 30, 2007. The level of interest and fee income recognized on loan payoffs varies for numerous reasons, as further discussed below. The yield from regularly scheduled interest and accretion income decreased to 7.30% for the three months ended June 30, 2008 from 8.21% for the same period in 2007 due to the fact that loans with higher yields have paid off during the three months ended June 30, 2008 in addition to decreases in market rates.
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

	Three Months Ended June 30,
	2008		2007
	Interest		Interest
	Income	Yield	Income	Yield
		(dollars in thousands)
Regularly scheduled interest and accretion income	$1,110	7.30%	$1,716	8.21%

Interest and fee income recognized on loan payoffs:
Nonaccretable discount	—	—	55	0.27
Accretable discount	129	0.85	126	0.60
Other interest and fee income	13	0.08	71	0.34

	142	0.93	252	1.21

	$1,252	8.23%	$1,968	9.42%

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
     The average balance of interest-bearing deposits decreased $2.9 million or 4.9% to $55.9 million for the three months ended June 30, 2008, compared to $58.8 million for the same period in 2007. The changes in the average balances of interest-bearing deposits are the result of periodic dividend payments and returns of capital offset by cash flows from loan repayments. The interest rate on interest-bearing deposits increased to 1.75% for the three months ended June 30, 2008 compared to 1.10% for the same period in 2007 as a result of an increased rate paid by Lehman Bank compared to the rate paid by Capital Crossing.
Reduction in allowance for loan losses
     Capital Crossing Preferred recorded reductions in the allowance for loan losses of $40,000 and $95,000 for the three months ended June 30, 2008 and 2007, respectively, to reverse unused loss reserves related to loans that have been paid off. The reduction in the allowance for loan losses is based on the volume and types of loan payoffs. As loans pay off, a reduction in the allowance for loan losses is recorded to reduce allowance allocations related to the loans that have paid off for which a related allowance remains unused. The allowance for loan losses is based on the size of the portfolio and its historical performance. The determination of this allowance requires management’s use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. Should the loan portfolio continue to decline without utilization of the allowance for loan losses, future reductions in the allowance for loan losses may be necessary.
Other income
     On May 18, 2007, Lehman Bank paid off all its remaining outstanding Federal Home Loan Bank of Boston (“FHLBB”) advances. Prior to that, Capital Crossing Preferred had guaranteed all of the obligations of Lehman Bank under advances Lehman Bank had received from the FHLBB. These FHLBB obligations were assumed by Lehman Bank pursuant to the merger. As a result of the repayment, the guarantee was released. Capital Crossing Preferred received an annual fee of $80,000 under this agreement. Guarantee fee income for the three months ended June 30, 2007 was $10,000.
Operating expenses
     Loan servicing and advisory expenses increased $37,000, or 264.3%, to $51,000 for the three months ended June 30, 2008 from $14,000 for the three months ended June 30, 2007. The increase is primarily the result of loan expense reimbursements collected from a borrower at the time of payoff during the three months ended June 30, 2007 that were previously expensed by Capital Crossing Preferred related to loan collection matters. This increase was partially offset by a decrease in loan servicing expenses due to the decrease in the average balance of the loan portfolio.
     Other general and administrative expenses increased $35,000 or 152.2%, to $58,000 for the three months ended June 30, 2008 compared to $23,000 for the three months ended June 30, 2007. This increase is primarily attributable to a decrease in legal fee reimbursements collected from borrowers previously expensed by Capital Crossing Preferred related to certain loan collection matters and an increase in external audit expenses.
Results of Operations for the Six Months Ended June 30, 2008 and 2007
Interest income
     The following table sets forth the yields on Capital Crossing Preferred’s earning assets for the periods indicated:

	Six Months Ended June 30,
	2008			2007
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield
			(dollars in thousands)
Loans, net (1)	$62,939	$2,547	8.14%	$86,125	$3,917	9.17%
Interest-bearing deposits	54,030	470	1.75	70,634	393	1.12

Total interest-earning assets	$116,969	$3,017	5.19%	$156,759	$4,310	5.54%

(1)	Non-performing loans are excluded from average balance calculations.
     The decline in interest income for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 is primarily due to a decrease in the average balance of loans and interest bearing deposits and a decrease in the yield on loans offset, in part, by an increase in the yield on interest-bearing deposits.
     Average loans, net for the six months ended June 30, 2008 totaled $62.9 million compared to $86.1 million for the same period in 2007. This decrease is primarily attributable to loan pay-offs, amortization and sales of loans. No loans have been acquired by Capital Crossing Preferred since 2005. For the six months ended June 30, 2008, the yield on the loan portfolio decreased to 8.14% compared to 9.17% for the same period in 2007. For the six months ended June 30, 2008, interest and fee income recognized on loan payoffs decreased $189,000, or 43.5%, to $245,000 from $434,000 for the six months ended June 30, 2007. The level of interest and fee income recognized on loan payoffs varies for numerous reasons, as further discussed below. The yield from regularly scheduled interest and accretion income decreased to 7.36% for the six months ended June 30, 2008 from 8.15% for the same period in 2007 due to the fact that loans with higher yields have paid off during the six months ended June 30, 2008 in addition to decreases in market rates.
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

	Six Months Ended June 30,
	2008		2007
	Interest		Interest
	Income	Yield	Income	Yield
		(dollars in thousands)
Regularly scheduled interest and accretion income	$2,302	7.36%	$3,483	8.15%

Interest and fee income recognized on loan payoffs:
Nonaccretable discount	—	—	55	0.13
Accretable discount	187	0.60	287	0.67
Other interest and fee income	58	0.18	92	0.22

	245	0.78	434	1.02

	$2,547	8.14%	$3,917	9.17%

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
     The average balance of interest-bearing deposits decreased $16.6 million or 23.5% to $54.0 million for the six months ended June 30, 2008, compared to $70.6 million for the 2007 period. The changes in the average balances of interest-bearing deposits are the result of periodic dividend payments and returns of capital offset by cash flows from loan repayments. Additionally, on March 23, 2007, Capital Crossing Preferred redeemed the Series A and Series C preferred shares, which caused a decrease of $32.6 million in interest-bearing deposits. The interest rate on interest-bearing deposits increased to 1.75% for the six months ended June 30, 2008 compared to 1.12% for the same period in 2007 as a result of an increased rate paid by Lehman Bank compared to the rate paid by Capital Crossing.
Reduction in allowance for loan losses
     Capital Crossing Preferred recorded reductions in the allowance for loan losses of $155,000 and $199,000 for the six months ended June 30, 2008 and 2007, respectively, to reverse unused loss reserves related to loans that have been paid off. The reduction in the allowance for loan losses is based on the volume and types of loan payoffs. As loans pay off, a reduction in the allowance for loan losses is recorded to reduce allowance allocations related to the loans that have paid off for which a related allowance remains unused. The allowance for loan losses is based on the size of the portfolio and its historical performance. The determination of this allowance requires management’s use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. Should the loan portfolio continue to decline without utilization of the allowance for loan losses, future reductions in the allowance for loan losses may be necessary.
Other income
     On May 18, 2007, Lehman Bank paid off all its remaining outstanding FHLBB advances. Prior to that, Capital Crossing Preferred had guaranteed all of the obligations of Lehman Bank under advances Lehman Bank had received from the FHLBB. These FHLBB obligations were assumed by Lehman Bank pursuant to the merger. As a result of the repayment, the guarantee was released. Capital Crossing Preferred received an annual fee of $80,000 under this agreement. Guarantee fee income for the six months ended June 30, 2007 was $30,000.
Operating expenses
     Loan servicing and advisory expenses increased $23,000, or 30.3%, to $99,000 for the six months ended June 30, 2008 from

$76,000 for the six months ended June 30, 2007. The increase is primarily the result of loan expense reimbursements collected from a borrower at the time of payoff during the six months ended June 30, 2007 that were previously expensed by Capital Crossing Preferred related to loan collection matters. This increase was partially offset by a decrease in loan servicing expenses due to the decrease in the average balance of the loan portfolio.
     Other general and administrative expenses increased $35,000 or 53.0%, to $101,000 for the six months ended June 30, 2008 compared to $66,000 for the six months ended June 30, 2007. This increase is primarily attributable to a decrease in legal fee reimbursements collected from borrowers previously expensed by Capital Crossing Preferred related to certain loan collection matters and an increase in external audit expenses.
Preferred stock dividends
     Preferred stock dividends decreased for the six months ended June 30, 2008 compared to the same period in 2007 due to the redemption of the Series A and Series C preferred shares on March 23, 2007.
Changes in Financial Condition
Interest-bearing deposits with parent
     Interest-bearing deposits with parent consist entirely of money market accounts with Lehman Bank. The balance of interest-bearing deposits increased $8.3 million to $58.6 million at June 30, 2008 compared to $50.4 million at December 31, 2007. The increase in the balance of interest-bearing deposits is primarily a result of cash flows from loan repayments.
Loan portfolio
     To date, all of Capital Crossing Preferred’s loans have been acquired from Capital Crossing. The following table sets forth information regarding the composition of the loan portfolio at the dates indicated:

	June 30,	December 31,
	2008	2007
	(in thousands)
Mortgage loans on real estate:
Commercial real estate	$36,332	$41,400
Multi-family residential	22,373	24,396
One-to-four family residential	851	877

Total	59,556	66,673
Other	13	13

Total loans, net of discounts	59,569	66,686

Less:
Allowance for loan losses	(1,025)	(1,180)
Net deferred loan fees	(28)	(32)

Loans, net	$58,516	$65,474

     Capital Crossing Preferred acquires primarily performing commercial real estate and multifamily residential mortgage loans. During the six month periods ended June 30, 2008 and June 30, 2007, Capital Crossing Preferred did not acquire any loans from Capital Crossing or Lehman Bank.
     Capital Crossing Preferred intends that each loan acquired from Lehman Bank in the future will be a whole loan, and will be originated or acquired by Lehman Bank in the ordinary course of its business. Capital Crossing Preferred also intends that all loans held by it will be serviced pursuant to its master service agreement with Lehman Bank.
     Non-performing loans, net of discount, totaled $589,000 for June 30, 2008. There were no non-performing loans at December 31, 2007. Loans generally are placed on non-performing status and the accrual of interest and accretion of discount are generally discontinued when the collectibility of principal and interest is not probable or estimable. Unpaid interest income previously accrued on such loans is reversed against current period interest income. A loan is returned to accrual status when it is brought current in accordance with management’s anticipated cash flows at the time of acquisition and collection of principal and interest is probable and estimable.
     Discounts on Acquired Loans. For information relating to Capital Crossing Preferred’s accounting policies related to discounts on acquired loans, see Application of Critical Accounting Policies and Estimates — Discounts on Acquired Loans.
     The following table sets forth certain information relating to the activity in the nonaccretable discount for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
Balance at beginning of period	$155	$213	$155	$215
Amounts collected under the cost recovery method	—	(57)	—	(59)

Balance at end of period	$155	$156	$155	$156

     Allowance for Loan Losses. Capital Crossing Preferred’s allowance for loan losses at June 30, 2008 was $1.0 million. The determination of this allowance requires the use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. In addition, regulatory agencies periodically review the adequacy of the allowance for loan losses and may require Capital Crossing Preferred to make additions to its allowance for loan losses. While management believes its estimates and assumptions are reasonable, there can be no assurance that they will be proven to be correct in the future. The actual amount of future provisions that may be required cannot be determined, and such provisions may exceed the amounts of past provisions. Management believes that the allowance for loan losses is adequate to absorb the known and inherent risks in Capital Crossing Preferred’s loan portfolio at each date based on the facts known to management as of such date. Management continues to monitor and modify the allowances for general and specific loan losses as economic conditions dictate.
     The following table sets forth certain information relating to the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(in thousands)
Balance at beginning of period	$1,065	$1,415	$1,180	$1,519
Reduction in allowance for loan losses	(40)	(95)	(155)	(199)

Balance at end of period	$1,025	$1,320	$1,025	$1,320

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
     At June 30, 2008, 60.8% and 7.2% of Capital Crossing Preferred’s net real estate loan portfolio consisted of loans in California and New England, respectively. At December 31, 2007, 59.0% and 6.8% of Capital Crossing Preferred’s net real estate loan portfolio consisted of loans located in California and New England, respectively. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political or business developments or natural hazards in California or New England that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages.
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
     The following table sets forth Capital Crossing Preferred’s interest-rate-sensitive assets categorized by repricing dates and weighted average yields at June 30, 2008. For fixed rate instruments, the repricing date is the maturity date. For adjustable-rate instruments, the repricing date is deemed to be the earliest possible interest rate adjustment date. Assets that are subject to immediate repricing are placed in the overnight column.

		Within	Over One	Over Two	Over Three	Over Four	Over
		One	to Two	to Three	to Four	to Five	Five
	Overnight	Year	Years	Years	Years	Years	Years	Total
				(dollars in thousands)
Interest-bearing deposits	$58,650	$—	$—	$—	$—	$—	$—	$58,650
	1.75%
Fixed-rate loans (1)	—	12,534	7,771	6,957	5,452	3,528	8,521	44,763
		7.92%	7.50%	7.65%	7.51%	7.02%	6.81%
Adjustable-rate loans (1)	893	10,973	792	519	386	311	315	14,189
	8.75%	6.53%	6.88%	6.58%	6.46%	6.46%	6.57%

Total rate-sensitive assets	$59,543	$23,507	$8,563	$7,476	$5,838	$3,839	$8,836	$117,602

(1)	Loans are presented at net amounts before deducting the allowance for loan losses and exclude non-performing loans.
     Based on Capital Crossing Preferred’s experience, management applies the assumption that, on average, approximately 10% of the outstanding fixed and adjustable rate loans will prepay annually.
Item 4. Controls and Procedures
     Capital Crossing Preferred’s management, with the participation of its President and Chief Financial Officer, evaluated the effectiveness of Capital Crossing Preferred’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008. Based on this evaluation, Capital Crossing Preferred’s President and Chief Financial Officer concluded that, as of June 30, 2008, Capital Crossing Preferred’s disclosure controls and procedures were (1) designed to ensure that material information relating to Capital Crossing Preferred is made known to the President and Chief Financial Officer by others within the entity, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by Capital Crossing Preferred in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
     No change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1A. Risk Factors
     There were no material changes in Capital Crossing Preferred’s risk factors compared to those previously disclosed in its Form 10-K for the year ended December 31, 2007.
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None
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

CAPITAL CROSSING PREFERRED CORPORATION
Date: August 14, 2008	By:	/s/ Nancy E. Coyle
Nancy E. Coyle
President (Principal Executive Officer)

Date: August 14, 2008	By:	/s/ Lonnie Rothbort
Lonnie Rothbort
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Item	Page Number

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the President.	20

31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the Chief Financial Officer.	21

32	Certification pursuant to 18 U.S.C. Section 1350 of the President and Chief Financial Officer.	22