Form 10-Q
period 2008-09-30
CAPITAL CROSSING PREFERRED CORP
filed 2008-11-14
CIK 1072806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock was 100 shares, $.01 par value per share, as of November 14, 2008. No common stock was held by non-affiliates of the issuer.

Capital Crossing Preferred Corporation

PART I
Item 1. Financial Statements
Capital Crossing Preferred Corporation
Balance Sheets
(unaudited)

	September 30,	December 31,
	2008	2007
	(in thousands)
ASSETS

Cash account with parent	$208	$208
Interest bearing deposits with parent	63,092	50,373

Total cash and cash equivalents	63,300	50,581

Loans, net of discounts and net deferred loan income	55,792	66,654
Less allowance for loan losses	(970)	(1,180)

Loans, net	54,822	65,474

Accrued interest receivable	223	298
Other assets	11	5

	$118,356	$116,358

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses and other liabilities	$964	$989

Total liabilities	964	989

Stockholders’ equity:
Preferred stock, Series B, 8% cumulative, non-convertible; $.01 par value; $1,000 liquidation value per share plus accrued dividends; 1,000 shares authorized, 937 shares issued and outstanding	—	—
Preferred stock, Series D, 8.50% non-cumulative, exchangeable; $.01 par value; $25 liquidation value per share; 1,725,000 shares authorized, 1,500,000 shares issued and outstanding	15	15
Common stock, $.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	115,354	115,354
Retained earnings	2,023	—

Total stockholders’ equity	117,392	115,369

	$118,356	$116,358

See accompanying notes to financial statements.

Capital Crossing Preferred Corporation
Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
Interest income:
Interest and fees on loans	$1,298	$1,532	$3,845	$5,449
Interest on interest-bearing deposits	269	187	739	580

Total interest income	1,567	1,719	4,584	6,029
Reduction in allowance for loan losses	55	85	210	284

Total interest income, after reduction in allowance for loan losses	1,622	1,804	4,794	6,313

Other income:
Guarantee fee income	—	—	—	30

Total other income	—	—	—	30

Operating expenses:
Loan servicing and advisory services	52	60	151	136
Other general and administrative	72	52	173	118

Total operating expenses	124	112	324	254

Net income	1,498	1,692	4,470	6,089

Preferred stock dividends	816	816	2,447	3,191

Net income available to common stockholder	$682	$876	$2,023	$2,898

See accompanying notes to financial statements.

Capital Crossing Preferred Corporation
Statements of Changes in Stockholders’ Equity
(unaudited)

	Nine Months ended September 30, 2008
	Preferred Stock		Preferred Stock				Additional		Total
	Series B		Series D		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
	(in thousands)
Balance at December 31, 2007	1	$—	1,500	$15	—	$—	$115,354	$—	$115,369
Net income	—	—	—	—	—	—	—	4,470	4,470
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	(56)	(56)
Dividends on preferred stock, Series D	—	—	—	—	—	—	—	(2,391)	(2,391)

Balance at September 30, 2008	1	$—	1,500	$15	—	$—	$115,354	$2,023	$117,392

	Nine Months Ended September 30, 2007
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
	(in thousands)
Balance at December 31, 2006	1,416	$14	1	$—	1,840	$18	1,500	$15	—	$—	$172,640	$—	$172,687
Net income	—	—	—	—	—	—	—	—	—	—	—	6,089	6,089
Redemption of preferred stock, Series A and C	(1,416)	(14)	—	—	(1,840)	(18)	—	—	—	—	(32,529)	—	(32,561)
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	—	—	(314)	(314)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	—	—	(56)	(56)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	—	—	(430)	(430)
Dividends on preferred stock, Series D	—	—	—	—	—	—	—	—	—	—	—	(2,391)	(2,391)

Balance at September 30, 2007	—	$—	1	$—	—	$—	1,500	$15	—	$—	$140,111	$2,898	$143,024

See accompanying notes to financial statements.

Capital Crossing Preferred Corporation
Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
	(in thousands)
Cash flows provided by operating activities:
Net income	$4,470	$6,089
Adjustments to reconcile net income to net cash provided by operating activities:
Reduction in allowance for loan losses	(210)	(284)
Other, net	44	(193)

Net cash provided by operating activities	4,304	5,612

Cash flows provided by investing activities:
Loan repayments	10,862	17,183

Net cash provided by investing activities	10,862	17,183

Cash flows used in financing activities:
Redemption of preferred stock, Series A and C	—	(32,561)
Payment of preferred stock dividends	(2,447)	(3,191)

Net cash used in financing activities	(2,447)	(35,752)

Net change in cash and cash equivalents	12,719	(12,957)
Cash and cash equivalents at beginning of period	50,581	83,900

Cash and cash equivalents at end of period	$63,300	$70,943

See accompanying notes to financial statements.

Capital Crossing Preferred Corporation
Notes to Financial Statements
Three and Nine Months Ended September 30, 2008 and 2007
Note 1. Basis of Presentation
     Capital Crossing Preferred Corporation (“Capital Crossing Preferred”) is a Massachusetts corporation organized on March 20, 1998, to acquire and hold real estate assets. Lehman Brothers Bank, FSB (“Lehman Bank”), a subsidiary of Lehman Brothers Holdings Inc. (“LBHI”; LBHI with its subsidiaries, “Lehman Brothers”), owns all of Capital Crossing Preferred’s common stock. Lehman Bank is in compliance with its regulatory capital requirements at September 30, 2008. Prior to the merger with Lehman Bank, which is further discussed below, Capital Crossing Preferred was a subsidiary of Capital Crossing Bank (“Capital Crossing”), a federally insured Massachusetts trust company, and Capital Crossing owned all of Capital Crossing Preferred’s common stock. Capital Crossing Preferred operates in a manner intended to allow it to be taxed as a real estate investment trust, or a “REIT”, under the Internal Revenue Code of 1986, as amended. As a REIT, Capital Crossing Preferred generally will not be required to pay federal income tax if it distributes its earnings to its shareholders and continues to meet a number of other requirements.
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
     Upon completion of the merger, Capital Crossing Preferred’s Board of Directors amended Capital Crossing Preferred’s charter so that upon an “Exchange Event”, as defined therein, the Series A, Series C and Series D preferred shares of Capital Crossing would be automatically exchanged for preferred shares of Lehman Bank. On March 23, 2007, Capital Crossing Preferred redeemed the Series A and C preferred shares. The Series B preferred shares and Series D preferred shares currently are outstanding and remain subject to their existing terms and conditions, including their respective call features.
     As noted above, all of the common stock of Capital Crossing Preferred is owned by Lehman Bank, a subsidiary of LBHI. On September 15, 2008, LBHI filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy filing, while affecting LBHI, has not had a material impact on Capital Crossing Preferred or its operations and Capital Crossing Preferred will continue to operate in the ordinary course of business.
     The financial information as of September 30, 2008 and the results of operations for the three and nine months ended September 30, 2008 and 2007 and, changes in stockholders’ equity and cash flows for the nine months ended September 30, 2008 and 2007 are unaudited; however, in the opinion of management, the financial information reflects all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The interim financial statements for the three and nine months ended September 30, 2008 and 2007 are comparable as there were no changes in accounting principles as a result of the merger. Interim results are not necessarily indicative of results to be expected for the entire year. These interim financial statements are intended to be read in conjunction with the financial statements presented in Capital Crossing Preferred’s Annual Report on Form 10-K as of, and for the year ended December 31, 2007.
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
Note 2. Recent Accounting Pronouncements
     In July 2006, to improve comparability in the reporting of income tax assets and liabilities in the absence of guidance in existing income tax accounting standards, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for

Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” Generally, this Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with existing income tax accounting standards, and prescribes certain thresholds and attributes for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The provisions of the Interpretation were applied on January 1, 2007, and did not have a material impact on the Capital Crossing Preferred’s financial position or results of operations. The earliest year open to examination is 2005.
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
Note 3. Liquidation and Dissolution
     On October 27, 2008, the Board of Directors of Capital Crossing Preferred unanimously approved, subject to obtaining the approval of the Office of Thrift Supervision (“OTS”) to the extent required by law or regulation or policy of the OTS, the voluntary complete liquidation and dissolution of Capital Crossing Preferred. The liquidation and dissolution was approved by Lehman Bank, in its capacity as the holder of all of the outstanding common stock of Capital Crossing Preferred. On or before December 1, 2008, subject to obtaining any prior required approval of the OTS, Capital Crossing Preferred intends to declare one or more liquidating distributions in cash to the holders of shares of Series D preferred stock and Series B preferred stock representing the full liquidation preferences on the Series D preferred stock and the Series B preferred stock of $25.00 per share and $1,000 per share, respectively, plus any accrued but unpaid dividends thereon from the beginning of the dividend period in which the liquidation occurs to the date of liquidation.
     In connection with the anticipated liquidation and dissolution, the Board of Directors also approved the voluntarily delisting of the Series D preferred stock from The NASDAQ Stock Market, which is expected to occur concurrently with the consummation of the liquidation and dissolution. Upon consummation of the liquidation and dissolution, Capital Crossing Preferred will also terminate its obligations to file reports with the Securities and Exchange Commission.
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
Executive Level Overview
     On October 27, 2008, the Board of Directors of Capital Crossing Preferred unanimously approved, subject to obtaining the approval of the OTS to the extent required by law or regulation or policy of the OTS, the voluntary complete liquidation and dissolution of Capital Crossing Preferred. The liquidation and dissolution was approved by Lehman Bank, in its capacity as the holder of all of the outstanding common stock of Capital Crossing Preferred. In connection with the anticipated liquidation and dissolution, the Board of Directors also approved the voluntarily delisting of the Series D preferred stock from The NASDAQ Stock Market, which is expected to occur concurrently with the consummation of the liquidation and dissolution. Upon consummation of the liquidation and dissolution, Capital Crossing Preferred will also terminate its obligations to file reports with the Securities and Exchange Commission.

     Net income available to the common shareholder decreased $194,000, or 22.1%, to $682,000 for the three months ended September 30, 2008 compared to $876,000 for the same period in 2007. The decrease is primarily the result of a decrease in interest and fees on loans and a decrease in the reduction in allowance for loan losses. Net income available to the common shareholder decreased $875,000, or 30.2%, to $2.0 million for the nine months ended September 30, 2008 compared to $2.9 million for the same period in 2007. The decrease is primarily the result of a decrease in interest and fees on loans and an increase in operating expenses, partially offset by a decrease in preferred stock dividends. The decrease in interest and fees on loans for both the three and nine month periods is primarily due to a smaller loan portfolio as a result of loan amortization and repayments. The decrease in preferred stock dividends for the nine month period is due to the redemption of the Series A and Series C preferred shares in March 2007.
     All of the mortgage assets in Capital Crossing Preferred’s loan portfolio at September 30, 2008 were acquired from Capital Crossing, previously the sole common shareholder. As of September 30, 2008, Capital Crossing Preferred held loans acquired from Capital Crossing with net investment balances of $55.8 million.
     Commercial mortgage loans constituted approximately 58.9% of the net loans in Capital Crossing Preferred’s loan portfolio at September 30, 2008. Commercial mortgage loans are generally subject to greater risks than other types of loans. Capital Crossing Preferred’s commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, tend to have shorter maturities than other mortgage loans and may not be fully amortizing. For these reasons, Capital Crossing Preferred may experience higher rates of default on its mortgage loans than it would if its loan portfolio was more diversified and included a greater number of owner-occupied residential or other mortgage loans.
     Properties underlying Capital Crossing Preferred’s current mortgage assets are also concentrated primarily in California and New England. As of September 30, 2008, approximately 63.9% of the balances of its mortgage loans were secured by properties located in California and 7.3% in New England. In the instance where either region experiences adverse economic, political or business conditions, Capital Crossing Preferred would likely experience higher rates of loss and delinquency on its mortgage loans.
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
     Decisions regarding the utilization of Capital Crossing Preferred’s cash are based, in large part, on its future commitments to pay preferred stock dividends. During the three months ended September 30, 2008, the loan portfolio was large enough to generate income resulting in net income, which was 1.84 times fixed charges and preferred stock dividends. Future decisions regarding mortgage asset acquisitions and returns of capital will be based on the level of preferred stock dividends at the time and the required level of income necessary to generate adequate dividend coverage.
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
     Gains and losses on sales of loans are determined using the specific identification method. The excess (deficiency) of any cash received as compared to the net investment is recorded as gain (loss) on sales of loans. There were no loans held for sale at September 30, 2008 and there were no loans sold during the nine months ended September 30, 2008.

Results of Operations for the Three Months Ended September 30, 2008 and 2007
Interest income
     The following table sets forth the yields on Capital Crossing Preferred’s earning assets for the periods indicated:

	Three Months Ended September 30,
	2008			2007
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield
			(dollars in thousands)

Loans, net (1)	$56,466	$1,298	9.14%	$76,754	$1,532	7.92%
Interest-bearing deposits	61,181	269	1.75	67,224	187	1.10

Total interest-earning assets	$117,647	$1,567	5.30%	$143,978	$1,719	4.74%

(1)	Non-performing loans are excluded from average balance calculations.
     The decline in interest income for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 is primarily due to a decrease in the average balance of loans and interest bearing deposits offset, in part, by an increase in the yield on loans and interest-bearing deposits.
     Average loans, net for the three months ended September 30, 2008 totaled $56.5 million compared to $76.8 million for the same period in 2007. This decrease is primarily attributable to loan pay-offs, amortization and sales of loans. No loans have been acquired by Capital Crossing Preferred since 2005. For the three months ended September 30, 2008, the yield on the loan portfolio increased to 9.14% compared to 7.92% for the same period in 2007. For the three months ended September 30, 2008, interest and fee income recognized on loan payoffs increased $269,000 to $275,000 from $6,000 for the three months ended September 30, 2007. The level of interest and fee income recognized on loan payoffs varies for numerous reasons, as further discussed below. The yield from regularly scheduled interest and accretion income decreased to 7.20% for the three months ended September 30, 2008 from 7.89% for the same period in 2007 primarily due to decreases in market rates.
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

	Three Months Ended September 30,
	2008		2007
	Interest		Interest
	Income	Yield	Income	Yield
		(dollars in thousands)

Regularly scheduled interest and accretion income	$1,023	7.20%	$1,526	7.89%

Interest and fee income recognized on loan payoffs:
Nonaccretable discount	—	—	1	0.00
Accretable discount	271	1.91	5	0.03
Other interest and fee income	4	0.03	—	—

	275	1.94	6	0.03

	$1,298	9.14%	$1,532	7.92%

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
     The average balance of interest-bearing deposits decreased $6.0 million or 9.0% to $61.2 million for the three months ended September 30, 2008, compared to $67.2 million for the same period in 2007. The changes in the average balances of interest-bearing deposits are the result of periodic dividend payments and returns of capital offset by cash flows from loan repayments. The interest rate on interest-bearing deposits increased to 1.75% for the three months ended September 30, 2008 compared to 1.10% for the same period in 2007 as a result of an increased rate paid by Lehman Bank compared to the rate paid by Capital Crossing.
Reduction in allowance for loan losses
     The determination of the allowance for loan losses requires management’s use of significant estimates and judgments. In making this determination, management considers known information relative to specific loans, as well as collateral type, loss experience, delinquency trends, current economic conditions, industry trends and regulatory guidelines, generally. Based on these factors, management estimates the probable loan losses incurred as of the reporting date and increases or decreases the allowance through a provision for loan losses or a reduction in the allowance for loan losses, respectively. Capital Crossing Preferred recorded reductions in the allowance for loan losses of $55,000 and $85,000 for the three months ended September 30, 2008 and 2007, respectively. The decrease in the allowance is attributable to the continued decrease in the balance of loans due to payoffs and no significant change in the credit profile of the remaining portfolio during the period. Should the loan portfolio continue to decline without utilization of the allowance for loan losses, future reductions in the allowance for loan losses may be necessary.
Operating expenses
     Loan servicing and advisory expenses decreased $8,000, or 13.3%, to $52,000 for the three months ended September 30, 2008 from $60,000 for the three months ended September 30, 2007. The decrease is primarily the result of a decrease in loan servicing expenses due to the decrease in the average balance of the loan portfolio.
     Other general and administrative expenses increased $20,000 or 38.5%, to $72,000 for the three months ended September 30, 2008 compared to $52,000 for the three months ended September 30, 2007. This increase is primarily attributable to an increase in legal fees related to loan collection matters and an increase in external tax return preparation and audit expenses.

Results of Operations for the Nine Months Ended September 30, 2008 and 2007
Interest income
     The following table sets forth the yields on Capital Crossing Preferred’s earning assets for the periods indicated:

	Nine Months Ended September 30,
	2008			2007
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield
			(dollars in thousands)

Loans, net (1)	$60,766	$3,845	8.45%	$82,967	$5,449	8.78%
Interest-bearing deposits	56,431	739	1.75	69,485	580	1.12

Total interest-earning assets	$117,197	$4,584	5.22%	$152,452	$6,029	5.29%

(1)	Non-performing loans are excluded from average balance calculations.
     The decline in interest income for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 is primarily due to a decrease in the average balance of loans and interest bearing deposits and a decrease in the yield on loans offset, in part, by an increase in the yield on interest-bearing deposits.
     Average loans, net for the nine months ended September 30, 2008 totaled $60.8 million compared to $83.0 million for the same period in 2007. This decrease is primarily attributable to loan pay-offs, amortization and sales of loans. No loans have been acquired by Capital Crossing Preferred since 2005. For the nine months ended September 30, 2008, the yield on the loan portfolio decreased to 8.45% compared to 8.78% for the same period in 2007. For the nine months ended September 30, 2008, interest and fee income recognized on loan payoffs increased $81,000, or 18.4%, to $521,000 from $440,000 for the nine months ended September 30, 2007. The level of interest and fee income recognized on loan payoffs varies for numerous reasons, as further discussed below. The yield from regularly scheduled interest and accretion income decreased to 7.31% for the nine months ended September 30, 2008 from 8.07% for the same period in 2007 primarily due to decreases in market rates.
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

	Nine Months Ended September 30,
	2008		2007
	Interest		Interest
	Income	Yield	Income	Yield
	(dollars in thousands)

Regularly scheduled interest and accretion income	$3,324	7.31%	$5,009	8.07%

Interest and fee income recognized on loan payoffs:
Nonaccretable discount	—	—	56	0.09
Accretable discount	459	1.01	292	0.47
Other interest and fee income	62	0.13	92	0.15

	521	1.14	440	0.71

	$3,845	8.45%	$5,449	8.78%

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
     The average balance of interest-bearing deposits decreased $13.1 million or 18.8% to $56.4 million for the nine months ended September 30, 2008, compared to $69.5 million for the 2007 period. The changes in the average balances of interest-bearing deposits are the result of periodic dividend payments and returns of capital offset by cash flows from loan repayments. Additionally, on March 23, 2007, Capital Crossing Preferred redeemed the Series A and Series C preferred shares, which caused a decrease of $32.6 million in interest-bearing deposits. The interest rate on interest-bearing deposits increased to 1.75% for the nine months ended September 30, 2008 compared to 1.12% for the same period in 2007 as a result of an increased rate paid by Lehman Bank compared to the rate paid by Capital Crossing.
Reduction in allowance for loan losses
     The determination of the allowance for loan losses requires management’s use of significant estimates and judgments. In making this determination, management considers known information relative to specific loans, as well as collateral type, loss experience, delinquency trends, current economic conditions, industry trends and regulatory guidelines, generally. Based on these factors, management estimates the probable loan losses incurred as of the reporting date and increases or decreases the allowance through a provision for loan losses or a reduction in the allowance for loan losses, respectively. Capital Crossing Preferred recorded reductions in the allowance for loan losses of $210,000 and $284,000 for the nine months ended September 30, 2008 and 2007, respectively. The decrease in the allowance is attributable to the continued decrease in the balance of loans due to payoffs and no significant change in the credit profile of the remaining portfolio during the period. Should the loan portfolio continue to decline without utilization of the allowance for loan losses, future reductions in the allowance for loan losses may be necessary.
Other income
     On May 18, 2007, Lehman Bank paid off all its remaining outstanding Federal Home Loan Bank of Boston (“FHLBB”) advances. Prior to that, Capital Crossing Preferred had guaranteed all of the obligations of Lehman Bank under advances Lehman Bank had received from the FHLBB. These FHLBB obligations were assumed by Lehman Bank pursuant to the merger. As a result of the repayment, the guarantee was released. Capital Crossing Preferred received an annual fee of $80,000 under this agreement. Guarantee fee income for the nine months ended September 30, 2007 was $30,000.
Operating expenses

     Loan servicing and advisory expenses increased $15,000, or 11.0%, to $151,000 for the nine months ended September 30, 2008 from $136,000 for the nine months ended September 30, 2007. The increase is primarily the result of loan expense reimbursements collected from a borrower at the time of payoff during the nine months ended September 30, 2007 that were previously expensed by Capital Crossing Preferred related to loan collection matters. This increase was partially offset by a decrease in loan servicing expenses due to the decrease in the average balance of the loan portfolio.
     Other general and administrative expenses increased $55,000 or 46.6%, to $173,000 for the nine months ended September 30, 2008 compared to $118,000 for the nine months ended September 30, 2007. This increase is primarily attributable to a decrease in legal fee reimbursements collected from borrowers previously expensed by Capital Crossing Preferred related to certain loan collection matters and an increase in external tax return preparation and audit expenses.
Preferred stock dividends
     Preferred stock dividends decreased for the nine months ended September 30, 2008 compared to the same period in 2007 due to the redemption of the Series A and Series C preferred shares on March 23, 2007.
     On or before December 1, 2008, in connection with its anticipated liquidation and dissolution, subject to obtaining any prior required approval of the OTS, Capital Crossing Preferred intends to declare one or more liquidating distributions in cash to the holders of shares of Series D preferred stock and Series B preferred stock representing the full liquidation preferences on the Series D preferred stock and the Series B preferred stock of $25.00 per share and $1,000 per share, respectively, plus any accrued but unpaid dividends thereon from the beginning of the dividend period in which the liquidation occurs to the date of liquidation. In connection with the anticipated liquidation and dissolution, the Board of Directors also approved the voluntarily delisting of the Series D preferred stock from The NASDAQ Stock Market, which is expected to occur concurrently with the consummation of the liquidation and dissolution.
Changes in Financial Condition
Interest-bearing deposits with parent
     Interest-bearing deposits with parent consist entirely of money market accounts with Lehman Bank. The balance of interest-bearing deposits increased $12.7 million to $63.1 million at September 30, 2008 compared to $50.4 million at December 31, 2007. The increase in the balance of interest-bearing deposits is primarily a result of cash flows from loan repayments.
Loan portfolio
     To date, all of Capital Crossing Preferred’s loans have been acquired from Capital Crossing. The following table sets forth information regarding the composition of the loan portfolio at the dates indicated:

	September 30,	December 31,
	2008	2007
	(in thousands)
Mortgage loans on real estate:
Commercial real estate	$32,886	$41,400
Multi-family residential	21,921	24,396
One-to-four family residential	1,000	877

Total	55,807	66,673
Other	13	13

Total loans, net of discounts	55,820	66,686

Less:
Allowance for loan losses	(970)	(1,180)
Net deferred loan fees	(28)	(32)

Loans, net	$54,822	$65,474

     Capital Crossing Preferred acquires primarily performing commercial real estate and multifamily residential mortgage loans. During the nine month periods ended September 30, 2008 and September 30, 2007, Capital Crossing Preferred did not acquire any loans from Capital Crossing or Lehman Bank.

     Non-performing loans, net of discount, totaled $682,000 at September 30, 2008. There were no non-performing loans at December 31, 2007. Loans generally are placed on non-performing status and the accrual of interest and accretion of discount are generally discontinued when the collectibility of principal and interest is not probable or estimable. Unpaid interest income previously accrued on such loans is reversed against current period interest income. A loan is returned to accrual status when it is brought current in accordance with management’s anticipated cash flows at the time of acquisition and collection of principal and interest is probable and estimable.
     Discounts on Acquired Loans. For information relating to Capital Crossing Preferred’s accounting policies related to discounts on acquired loans, see Application of Critical Accounting Policies and Estimates — Discounts on Acquired Loans.
     The following table sets forth certain information relating to the activity in the nonaccretable discount for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
Balance at beginning of period	$155	$156	$155	$215
Amounts collected under the cost recovery method	—	(1)	—	(60)

Balance at end of period	$155	$155	$155	$155

     Allowance for Loan Losses. Capital Crossing Preferred’s allowance for loan losses at September 30, 2008 was $970,000. The determination of this allowance requires the use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. In addition, regulatory agencies periodically review the adequacy of the allowance for loan losses and may require Capital Crossing Preferred to make additions to its allowance for loan losses. While management believes its estimates and assumptions are reasonable, there can be no assurance that they will be proven to be correct in the future. The actual amount of future provisions that may be required cannot be determined, and such provisions may exceed the amounts of past provisions. Management believes that the allowance for loan losses is adequate to absorb the known and inherent risks in Capital Crossing Preferred’s loan portfolio at each date based on the facts known to management as of such date. Management continues to monitor and modify the allowances for general and specific loan losses as economic conditions dictate.
     The following table sets forth certain information relating to the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
Balance at beginning of period	$1,025	$1,320	$1,180	$1,519
Reduction in allowance for loan losses	(55)	(85)	(210)	(284)

Balance at end of period	$970	$1,235	$970	$1,235

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
     At September 30, 2008, 63.9% and 7.3% of Capital Crossing Preferred’s net real estate loan portfolio consisted of loans in California and New England, respectively. At December 31, 2007, 59.0% and 6.8% of Capital Crossing Preferred’s net real estate loan portfolio consisted of loans located in California and New England, respectively. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political or business developments or natural hazards in California or New England that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages.
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
     The following table sets forth Capital Crossing Preferred’s interest-rate-sensitive assets categorized by repricing dates and weighted average yields at September 30, 2008. For fixed rate instruments, the repricing date is the maturity date. For adjustable-rate instruments, the repricing date is deemed to be the earliest possible interest rate adjustment date. Assets that are subject to immediate repricing are placed in the overnight column.

		Within	Over One	Over Two	Over Three	Over Four	Over
		One	to Two	to Three	to Four	to Five	Five
	Overnight	Year	Years	Years	Years	Years	Years	Total
	(dollars in thousands)
Interest-bearing deposits	$63,092	$—	$—	$—	$—	$—	$—	$63,092
	1.75%
Fixed-rate loans (1)	—	11,048	7,971	6,810	5,181	3,254	7,092	41,356
		7.83%	7.46%	7.60%	7.44%	6.99%	6.72%
Adjustable-rate loans (1)	720	10,603	1,096	550	413	291	81	13,754
	10.48%	6.08%	7.17%	6.30%	6.18%	6.11%	6.30%

Total rate-sensitive assets	$63,812	$21,651	$9,067	$7,360	$5,594	$3,545	$7,173	$118,202

(1)	Loans are presented at net amounts before deducting the allowance for loan losses and exclude non-performing loans.
     Based on Capital Crossing Preferred’s experience, management applies the assumption that, on average, approximately 12% of the outstanding fixed and adjustable rate loans will prepay annually.
Item 4. Controls and Procedures
     Capital Crossing Preferred’s management, with the participation of its President and Chief Financial Officer, evaluated the effectiveness of Capital Crossing Preferred’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008. Based on this evaluation, Capital Crossing Preferred’s President and Chief Financial Officer concluded that, as of September 30, 2008, Capital Crossing Preferred’s disclosure controls and procedures were (1) designed to ensure that material information relating to Capital Crossing Preferred is made known to the President and Chief Financial Officer by others within the entity, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by Capital Crossing Preferred in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
     No change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1A. Risk Factors
     There were no material changes in Capital Crossing Preferred’s risk factors compared to those previously disclosed in its Form 10-K for the year ended December 31, 2007.
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     On November 12, 2008 the Board of Directors of Capital Crossing Preferred elected Thomas O’Sullivan, age 42, as Chief Financial Officer of Capital Crossing Preferred. Mr. O’Sullivan is the Chief Financial Officer of Lehman Bank and receives no separate compensation from Capital Crossing Preferred for his services. He has served in a variety of capacities at Lehman Brothers since 2000. He serves as an officer of Capital Crossing Preferred so long as he is an employee of Lehman Brothers.
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
CAPITAL CROSSING PREFERRED CORPORATION

Date: November 14, 2008	By:	/s/ Daniel Wallace
Daniel Wallace
President (Principal Executive Officer)

Date: November 14, 2008	By:	/s/ Thomas O’Sullivan
Thomas O’Sullivan
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