Form 10-K
period 2008-12-31
CAPITAL CROSSING PREFERRED CORP
filed 2009-04-15
CIK 1072806

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-25193

CAPITAL CROSSING PREFERRED CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	04-3439366
(State of incorporation)	(IRS Employer Identification No.)

1271 Avenue of the Americas, 46th Floor	10020
New York, New York	(Zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(646) 333-8809

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

The number of shares outstanding of the registrant’s sole class of common stock was 100 shares, $.01 par value per share, as of April 15, 2009. No common stock was held by non-affiliates of the registrant.

PART I

ITEM 1.	BUSINESS

This report contains, and from time to time Capital Crossing Preferred Corporation (the “Company”) may make, certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. These statements are not historical facts, but instead represent the Company’s current expectations, plans or forecasts of its future results, growth opportunities, business outlook, loan growth, credit losses, liquidity position and other similar matters, including, but not limited to, the ability to pay dividends with respect to the Series D preferred stock, the consummation of the pending asset exchange, future bank regulatory actions that may impact the Company and the effect of the bankruptcy of Lehman Brothers Holdings Inc. on the Company. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond the Company’s control. Actual outcomes and results may differ materially from those expressed in, or implied by, the Company’s forward-looking statements. You should not place undue reliance on any forward-looking statement and should consider all uncertainties and risks, including, among other things, the risks set forth under Item 1A. “Risk Factors,” as well as those discussed in any of the Company’s other subsequent Securities and Exchange Commission filings. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

Possible events or factors could cause results or performance to differ materially from what is expressed in our forward-looking statements. Those possible events or factors include, but are not limited to, those risk factors discussed under Item 1A. “Risk Factors” in this report and the following: limitations by regulatory authorities on the Company’s ability to implement its business plan and restrictions on its ability to pay dividends; further regulatory limitations on the business of Lehman Brothers Bank, FSB (“Lehman Bank”) that are applicable to the Company; negative economic conditions that adversely affect the general economy, housing prices, the job market, consumer confidence and spending habits which may affect, among other things, the credit quality of our loan portfolios (the degree of the impact of which is dependent upon the duration and severity of these conditions); the level and volatility of interest rates; changes in consumer, investor and counterparty confidence in, and the related impact on, financial markets and institutions; legislative and regulatory actions which may adversely affect the Company’s business and economic conditions as a whole; the impact of litigation and regulatory investigations; various monetary and fiscal policies and regulations; changes in accounting standards, rules and interpretations and the impact on the Company’s financial statements; and changes in the nature and quality of the types of loans held by the Company.

General

The Company is a Massachusetts corporation organized on March 20, 1998, to acquire and hold real estate assets. The Company’s current principal business objective is to hold mortgage assets that will generate net income for distribution to stockholders. The Company may acquire additional mortgage assets in the future, although management currently has no intention of acquiring additional assets other than in connection with the potential asset exchange (or alternative) discussed below. Lehman Bank, a subsidiary of Lehman Brothers Holdings Inc. (“LBHI” and together with its subsidiaries, “Lehman Brothers”), owns all of the Company’s common stock. The Company operates in a manner intended to allow it to be taxed as a real estate investment trust, or a “REIT”, under the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be required to pay federal income tax if it distributes its earnings to its shareholders and continues to meet a number of other requirements.

Recent Developments

Bankruptcy of Lehman Brothers Holdings Inc.  On September 15, 2008, LBHI, the parent company of Lehman Bank, filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy filing of LBHI has materially and adversely affected the capital and liquidity of Lehman Bank, the parent of the Company. This has led to increased regulatory constraints being placed on Lehman Bank by its bank regulatory authorities, primarily the Office of Thrift Supervision (the “OTS”). Certain of these constraints apply to Lehman Bank’s subsidiaries, including the Company. As more fully discussed below, both the bankruptcy filing of LBHI and the increased regulatory constraints placed on Lehman Bank have negatively impacted the Company’s ability to conduct its business according to its business objectives.

Abandoned Liquidation of the Company.  On October 27, 2008, the Board of Directors of the Company (the “Board of Directors”) unanimously approved, subject to obtaining the approval of the OTS, the voluntary complete liquidation and dissolution of the Company. The liquidation and dissolution was approved by Lehman Bank, in its capacity as the holder of all of the outstanding common stock of the Company. In connection with the anticipated liquidation and dissolution, the Board of Directors also approved the voluntarily delisting of the Series D preferred stock from The NASDAQ Stock Market, which was expected to occur concurrently with the consummation of the liquidation and dissolution.

On October 28, 2008, Lehman Bank made a formal request to the OTS for a letter of non-objection with respect to the liquidation and dissolution of the Company. Following requests for additional information by the OTS, a second formal non-objection request was submitted by Lehman Bank on November 12, 2008. The OTS did not approve or grant a non-objection letter with respect to the liquidation and dissolution of the Company. On November 26, 2008, however, the OTS notified Lehman Bank that the outstanding Series D preferred stock of the Company would be afforded Tier 1 capital treatment at Lehman Bank at a time while Lehman Bank’s capital levels were continuing to decrease. Accordingly, given the refusal of the OTS to approve or grant a non-objection letter with respect to the proposed liquidation and dissolution, the Board of Directors approved the abandonment of the proposed liquidation and dissolution of the Company and the delisting of the Series D preferred stock. As discussed below, Lehman Bank’s current capital levels may result in the OTS directing an automatic exchange of the Series D preferred stock into preferred shares of Lehman Bank, which may have an adverse effect on the value of an investment in the Series D preferred stock.

Asset Exchange.  On February 5, 2009, the Company and Lehman Bank entered into an Asset Exchange Agreement pursuant to which the Company agreed to transfer 207 loans secured primarily by commercial real estate and multifamily residential real estate (together, the “Loans”) to Lehman Bank in exchange for 205 loans secured primarily by residential real estate (the “Exchange”). The Loans represented substantially all of the Company’s assets, excluding cash and interest bearing deposits, as of December 31, 2008. The Exchange is subject to certain conditions to closing as well as the receipt of a non-objection letter from the OTS. Lehman Bank has made a formal request to the OTS for a letter of non-objection with respect to the Exchange, but it has not yet received the non-objection by the OTS in response to such request and there can be no assurances that the OTS will provide this non-objection or that the conditions to closing of the Exchange will be satisfied. If non-objection by the OTS is not received or the conditions to closing are not satisfied, the Exchange will not be consummated. The Company continues to consider potential alternative transactions during the pendency of the request for non-objection by the OTS, however there can be no assurances that any such alternative transaction will occur.

Lehman Bank — Regulatory Actions and Capital Levels.  On January 26, 2009, the OTS entered a cease and desist order against Lehman Bank (the “Order”). The Order, among other things, required Lehman Bank to file various privileged prospective operating plans with the OTS to manage the liquidity and operations of Lehman Bank going forward, including a strategic plan to be activated whenever Lehman Bank’s capital ratios are less than specified levels. This strategic plan is currently operative based on Lehman Bank’s capital ratios. The Order requires Lehman Bank to ensure that each of its subsidiaries, including the Company, complies with the Order, including the operating restrictions contained in the Order. These operating restrictions, among other things, restrict transactions with affiliates, contracts outside the ordinary course of business and changes in senior executive officers, board members or their employment arrangements without prior written notice to the OTS. In addition, on February 4, 2009, the OTS issued a prompt corrective action directive to Lehman Bank (the “PCA Directive”). The PCA Directive requires Lehman Bank to, among other things, raise its capital ratios such that it will be deemed to be “adequately capitalized” and places additional constraints on

Lehman Bank and its subsidiaries, including the Company. More detailed information can be found in the Order and the PCA Directive themselves, copies of which are available on the OTS’ website.

The OTS has informed Lehman Bank that prior approval of the OTS is not required under the Order or the PCA Directive for payment by the Company of dividends on the Series D preferred stock. There can be no assurance, however, that future dividends on the Series D preferred stock will not require prior approval of the OTS. There also can be no assurance that such approvals, if required, will be received from the OTS or when or if Lehman Bank will achieve sufficient regulatory capitalization levels to remove any such OTS approval requirement. Furthermore, any future dividends on the Series D preferred stock will be payable only when, as and if declared by the Board of Directors.

At December 31, 2008, the Company had total assets of approximately $96 million, including cash and cash equivalents of approximately $43.8 million, and total liabilities of less than approximately $0.9 million. However, as a result of the bankruptcy of LBHI and the issuance of the Order and the PCA Directive by the OTS, the report of the Company’s independent registered public accounting firm on the Company’s financial statements for the year ended December 31, 2008 contains an explanatory paragraph with respect to the Company’s ability to continue as a going concern. The 2008 financial statements do not include any adjustments that might result from the outcome of any regulatory action by the OTS or the bankruptcy of LBHI, which could affect our ability to continue as a going concern.

Business Strategies and Operations

The Company’s current principal business objective is to hold mortgage assets that will generate net income for distribution to stockholders. The Company may acquire additional mortgage assets in the future, although management currently has no intention of acquiring additional assets other than in connection with the potential asset exchange (or alternative transaction) discussed above. All of the mortgage assets in the Company’s loan portfolio at December 31, 2008 were acquired from Capital Crossing Bank (previously, the sole common shareholder) and it is anticipated that substantially all additional mortgage assets, if any are acquired in the future, will be acquired from Lehman Bank (currently, the sole common shareholder). As of December 31, 2008, the Company held loans acquired from Capital Crossing Bank with net investment balances of $53.0 million. The Company’s loan portfolio at December 31, 2008 consisted of mortgage assets secured by commercial, residential and multi-family properties. In the event that the Exchange is consummated, the Company’s loan portfolio will consist primarily of loans secured by residential real estate.

Lehman Bank is responsible for the administration of the day-to-day activities of the Company in its roles as servicer under a master service agreement between Lehman Bank and the Company and as advisor under an advisory agreement. Certain of the servicing and advisory functions required to be performed under the master service agreement and the advisory agreement have been subcontracted by Lehman Bank to a third party. There is no additional cost to the Company as a result of such subcontracting. The Company pays Lehman Bank an annual servicing fee equal to 0.20%, payable monthly, and an annual advisory fee equal to 0.05%, also payable monthly, of the gross average outstanding principal balances of loans in the loan portfolio for the immediately preceding month. Lehman Bank and its affiliates have interests that are not identical to those of the Company. Consequently, conflicts of interest may arise with respect to transactions, including, without limitation:

•	future acquisitions of mortgage assets from Lehman Bank or its affiliates;

•	servicing of mortgage assets, particularly with respect to mortgage assets that become classified or placed on non-performing status; and

•	the modification of the advisory agreement and the master service agreement.

It is the intention of the Company that any agreements and transactions between the Company and Lehman Bank are fair to all parties and consistent with market terms, including the price paid and received for mortgage assets on their acquisition or disposition by the Company or in connection with the servicing of such mortgage assets. However, there can be no assurance that such agreements or transactions will be on terms as favorable to the Company as those that could have been obtained from unaffiliated third parties.

Lehman Bank

Lehman Bank is a wholly owned subsidiary of Lehman Brothers and its home office is located in Wilmington, Delaware. Lehman Bank is a member of the Federal Home Loan Bank System and its deposits are insured by the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2008, under the regulatory capital guidelines applicable to banks developed and monitored by the federal bank regulatory agencies, Lehman Bank was deemed to be “significantly undercapitalized.” During February 2009, LBHI contributed additional capital to Lehman Bank, which improved Lehman Bank’s capital position, but Lehman Bank remains “significantly undercapitalized” under applicable regulatory capital guidelines pending further review of such designation by the OTS.

On January 26, 2009, the OTS entered the Order against Lehman Bank. The Order, among other things, required Lehman Bank to file various privileged prospective operating plans with the OTS to manage the liquidity and operations of Lehman Bank going forward, including a strategic plan to be activated whenever Lehman Bank’s capital ratios are less than specified levels. This strategic plan is currently operative based on Lehman Bank’s capital ratios. The Order requires Lehman Bank to ensure that each of its subsidiaries, including the Company, complies with the Order, including the operating restrictions contained in the Order. These operating restrictions, among other things, restrict transactions with affiliates, contracts outside the ordinary course of business and changes in senior executive officers, board members or their employment arrangements without prior written notice to the OTS. More detailed information can be found in the Order itself, a copy of which is available on the OTS’ website.

In addition, on February 4, 2009 the OTS issued the PCA Directive to Lehman Bank. The PCA Directive requires Lehman Bank to, among other things, raise its capital ratios such that it will be deemed to be “adequately capitalized” and places additional constraints on Lehman Bank and it subsidiaries, including the Company. More detailed information can be found in the PCA Directive itself, a copy of which is available on the OTS’ website.

The OTS has informed Lehman Bank that prior approval of the OTS is not required under the Order or the PCA Directive for payment by the Company of dividends on the Series D preferred stock. There can be no assurance, however, that future dividends on the Series D preferred stock will not require prior approval of the OTS. There also can be no assurance that such approvals, if required, will be received from the OTS or when or if Lehman Bank will achieve sufficient regulatory capitalization levels to remove any such OTS approval requirement. Furthermore, any future dividends on the Series D preferred stock will be payable only when, as and if declared by the Board of Directors.

As a majority-owned subsidiary of Lehman Bank, the assets and liabilities and results of operations of the Company are consolidated with those of Lehman Bank for Lehman Bank’s financial reporting and regulatory capital purposes. Any loans that may in the future be acquired by the Company from Lehman Bank, therefore, will be treated as assets of Lehman Bank for purposes of compliance by Lehman Bank with the OTS’ regulatory capital requirements and reported in Lehman Bank’s consolidated financial statements. Interest income on such loans will be reported as interest income of Lehman Bank in Lehman Bank’s consolidated financial statements.

Acquisition of Loan Portfolio

Pursuant to the terms of a master mortgage loan purchase agreement between the Company and Lehman Bank, Lehman Bank may assign, from time to time, certain loans to the Company. In connection with any such assignment, Lehman Bank will deliver or cause to be delivered to the Company the mortgage note with respect to each mortgage endorsed to the order of the Company, the original or certified copy of the mortgage with evidence of recording indicated thereon, if available, and an original or certified copy of an assignment of the mortgage in recordable form. Such documents initially will be held by Lehman Bank, acting as custodian for the Company pursuant to the terms of a master service agreement between Lehman Bank and the Company. Lehman Bank has not assigned any loans to the Company pursuant to the master mortgage loan purchase agreement since becoming the sole common shareholder of the Company and there can be no assurances that any loans will be assigned to the Company in the future.

Under the terms of the master mortgage loan purchase agreement, Lehman Bank will make certain representations and warranties with respect to the mortgage assets for the benefit of the Company regarding information provided with respect to mortgage assets, liens, validity of the mortgage documents, and compliance with applicable laws. Lehman Bank is obligated to repurchase any mortgage asset assigned by it to the Company as to which there is a material breach of any such representation or warranty, unless the Company permits Lehman Bank to substitute other qualified mortgage assets for such mortgage asset. Lehman Bank also will indemnify the Company for damages or costs resulting from any such breach. The repurchase price for any such mortgage asset is such asset’s net carrying value plus accrued and unpaid interest on the date of repurchase.

From time to time, the Company may return mortgage assets to Lehman Bank in the form of dividends or returns of capital. Lehman Bank will consider the amounts of such returns when assessing the adequacy of the size and composition of the Company’s loan portfolio and may, from time to time, contribute additional mortgage assets to the Company. Lehman Bank will seek to ensure that the mortgage assets it contributes to the Company are generally of similar quality and value as those returned to it.

Future decisions regarding mortgage asset acquisitions by the Company from Lehman Bank, if any such assets are acquired in the future, will be based on the level of the Company’s preferred stock dividends at the time and the Company’s required level of income necessary to generate adequate dividend coverage and other factors determined to be relevant at the time.

Management Policies and Programs

The administration of the Company has been significantly impacted by the OTS’ issuance of the Order and the PCA Directive to Lehman Bank. The Order requires Lehman Bank to ensure that each of its subsidiaries, including the Company, complies with the Order, including the operating restrictions contained in the Order. These operating restrictions, among other things, restrict transactions with affiliates, contracts outside the ordinary course of business and changes in senior executive officers, board members or their employment arrangements without prior written notice to the OTS. Until the termination of the Order and the PCA Directive, effectively, any cash or in-kind distribution, any asset acquisition or disposition, or any significant change in the business of operations of the Company will be subject to prior approval by the OTS.

The OTS has informed Lehman Bank that prior approval of the OTS is not required under the Order or the PCA Directive for payment by the Company of dividends on the Series D preferred stock. There can be no assurance, however, that future dividends on the Series D preferred stock will not require prior approval of the OTS. There also can be no assurance that such approvals, if required, will be received from the OTS or when or if Lehman Bank will achieve sufficient regulatory capitalization levels to remove any such OTS approval requirement. Furthermore, any future dividends on the Series D preferred stock will be payable only when, as and if declared by the Board of Directors.

Asset Acquisition and Disposition Policies.  Although management currently has no intention of acquiring additional assets other than in connection with the potential asset exchange (or alternative transaction) discussed above, subject to prior approval by the OTS, the Company may, from time to time, purchase additional mortgage assets. To the extent any acquisitions are made, the Company intends to acquire all or substantially all of any such mortgage assets from Lehman Bank on terms that are comparable to those that could be obtained by the Company if such mortgage assets were purchased from unrelated third parties. The Company and Lehman Bank do not currently have specific policies with respect to the purchase by the Company from Lehman Bank of particular loans or pools of loans, other than that such assets must be eligible to be held by a REIT. The Company intends generally to acquire only performing loans from Lehman Bank. The Company may also from time to time acquire mortgage assets from unrelated third parties. To date, the Company has not adopted any arrangements or procedures by which it would purchase mortgage assets from unrelated third parties, and it has not entered into any agreements with any third parties with respect to the purchase of mortgage assets. The Company anticipates that it would purchase mortgage assets from unrelated third parties only if neither Lehman Bank nor any of its affiliates had an amount or type of mortgage asset sufficient to meet the requirements of the Company. The Company currently anticipates that the mortgage assets that it may purchase will primarily include residential, commercial and multi-family mortgage loans, although if Lehman Bank develops an expertise in additional mortgage asset products, the Company may purchase such additional types of mortgage assets. In addition, the Company may also from time to time acquire limited amounts of other assets eligible to be held by REITs.

In order to preserve its status as a REIT under the Internal Revenue Code, substantially all of the assets of the Company must consist of mortgage loans and other qualified assets of the type set forth in Section 856(c)(4)(A) of the Internal Revenue Code. Such other qualifying assets include cash, cash equivalents and securities, including shares or interests in other REITs, although the Company does not currently intend to invest in shares or interests in other REITs.

Capital and Leverage Policies.  To the extent that the Board of Directors determines, subject to regulatory approval, that additional funding is required, the Company may raise such funds through additional equity offerings, debt financing or retention of cash flow (after consideration of provisions of the Internal Revenue Code requiring the distribution by a REIT of not less than 90% of its REIT taxable income and taking into account taxes that would be imposed on undistributed taxable income), or a combination of these methods.

The Company has no debt outstanding, and it currently does not intend to incur any indebtedness. The organizational documents of the Company limit the amount of indebtedness which it is permitted to incur without approval of the Series D preferred stockholders to no more than 100% of its total stockholders’ equity. Any such debt incurred may include intercompany advances made by Lehman Bank to the Company.

The Company, subject to regulatory approval, may also issue additional series of preferred stock. However, it may not issue additional shares of preferred stock ranking senior to the Series D preferred stock without consent of holders of at least two-thirds of the outstanding Series D preferred stock. Although the Company’s charter does not prohibit or otherwise restrict Lehman Bank or its affiliates from holding and voting shares of Series D preferred stock, to the Company’s knowledge the amount of shares of Series D preferred stock held by Lehman Bank or its affiliates is insignificant (less than 1%). Similarly, the Company may not issue additional shares of preferred stock ranking on parity with the Series D preferred stock without the approval of a majority of its independent directors (as defined in the Company’s charter). Prior to any future issuance of additional shares of preferred stock, the Company will take into consideration Lehman Bank’s regulatory capital requirements and the cost of raising and maintaining that capital at the time.

Conflicts of Interest Policies.  Because of the nature of the Company’s relationship with Lehman Bank and its affiliates, conflicts of interest may arise with respect to certain transactions, including without limitation, the Company’s acquisition of mortgage assets from, or return of mortgage assets to Lehman Bank, or disposition of mortgage assets or foreclosed property to, Lehman Bank or its affiliates and the modification of the master service agreement. It is the Company’s policy that the terms of any financial dealings with Lehman Bank and its affiliates will be consistent with those available from unaffiliated third parties in the mortgage lending industry. In addition, the Company maintains an Audit Committee of its Board of Directors, which is comprised solely of independent directors who satisfy the standards for independence promulgated by the Nasdaq Stock Market, Inc. Among other functions, the Audit Committee (or the Board of Directors as a whole) will review transactions between the Company and Lehman Bank and its affiliates. Under the terms of the advisory agreement, Lehman Bank may not subcontract its duties under the advisory agreement to an unaffiliated third party without the approval of the Company’s Board of Directors, including the approval of a majority of its independent directors. Furthermore, under the terms of the advisory agreement, Lehman Bank provides advice and recommendations with respect to all aspects of the Company’s business and operations, subject to the control and discretion of the Board of Directors. Certain of the advisory services required to be performed under the advisory agreement between the Company and Lehman Bank have been subcontracted by Lehman Bank to an unrelated third party. As required by the advisory agreement, the Board of Directors, including a majority of the independent directors, has approved the subcontracting of these services.

Conflicts of interest between the Company and Lehman Bank and its affiliates may also arise in connection with decisions bearing upon the credit arrangements that Lehman Bank or one of its affiliates may have with a borrower. Conflicts could also arise in connection with actions taken by Lehman Bank as a controlling person of the Company. It is the intention of the Company and Lehman Bank that any agreements and transactions between the Company and Lehman Bank or its affiliates, including, without limitation, the master mortgage loan purchase agreement, are fair to all parties and are consistent with market terms for such types of transactions. The master service agreement provides that foreclosures and dispositions of the mortgage assets are to be performed in a manner substantially the same as for similar work performed by Lehman Bank for transactions on its own behalf. However, there can be no assurance that any such agreement or transaction will be on terms as favorable to the Company as would have been obtained from unaffiliated third parties.

There are no provisions in the Company’s charter limiting any officer, director, security holder or affiliate of the Company from having any direct or indirect pecuniary interest in any mortgage asset to be acquired or disposed of by the Company or in any transaction in which the Company has an interest or from engaging in acquiring and holding mortgage assets. As described herein, it is expected that Lehman Bank and its affiliates may have direct interests in transactions with the Company (including, without limitation, the sale of mortgage assets to the Company). It is not currently anticipated, however, that any of the officers or directors of the Company will have any interests in such mortgage assets.

Other Policies.  The Company intends to operate in a manner that will not subject it to regulation under the Investment Company Act of 1940, as amended. The Company does not intend to:

•	invest in the securities of other issuers for the purpose of exercising control over such issuers;

•	underwrite securities of other issuers;

•	actively trade in loans or other investments;

•	offer securities in exchange for property; or

•	make loans to third parties, including without limitation officers, directors or other affiliates of the Company.

The Company may, under certain circumstances, and subject to applicable federal and state laws and the requirements for qualifying as a REIT, purchase Series D preferred stock in the open market or otherwise, for redemption by the Company. Any such redemption may only be effected with the prior approval of the OTS.

The Company currently intends to make investments and operate its business at all times in such a manner as to be consistent with the requirements of the Internal Revenue Code to qualify as a REIT. However, future economic, market, legal, tax or other considerations may cause the Board of Directors to determine that it is in the best interests of the Company and its stockholders to revoke its REIT status which would have the immediate result of subjecting the Company to federal income tax at regular corporate rates.

Under the advisory agreement, Lehman Bank monitors and reviews the Company’s compliance with the requirements of the Internal Revenue Code regarding the Company’s qualification as a REIT on a quarterly basis and has an independent public accounting firm, selected by the Board of Directors, periodically review the results of Lehman Bank’s analysis.

Servicing

The loans in the Company’s portfolio are serviced by Lehman Bank, pursuant to the terms of the master service agreement. Lehman Bank in its role as servicer under the terms of the master service agreement receives an annual servicing fee equal to 0.20%, payable monthly, on the gross average outstanding principal balances of loans serviced for the immediately preceding month. Additionally, servicing fees include third party expenses associated with the collection of certain non-performing loans. For the years ended December 31, 2008, 2007 and 2006, the Company incurred $158,000, $199,000 and $239,000, respectively, in servicing fees. In 2007, loan servicing fees were offset by the recovery of third party servicing fees, previously expensed by the Company of $54,000 due to the resolution of a loan.

The master service agreement requires Lehman Bank to service the loan portfolio in a manner substantially the same as for similar work performed by Lehman Bank for transactions on its own behalf. Lehman Bank collects and remits principal and interest payments, maintains perfected collateral positions, submits and pursues insurance claims and initiates and supervises foreclosure proceedings on the loan portfolio it services. Lehman Bank also provides accounting and reporting services required by the Company for such loans. The Company may also direct Lehman Bank to dispose of any loans which become classified, placed on non-performing status, or are renegotiated due to financial deterioration of the borrower. Lehman Bank is required to pay all expenses related to the performance of its duties under the master service agreement. Lehman Bank may institute foreclosure proceedings and foreclose, manage and protect the mortgaged premises, including exercising any power of sale contained in any mortgage or deed of trust, obtaining a deed-in-lieu-of-foreclosure or otherwise acquiring title to a mortgaged property underlying a mortgage loan by operation of law or otherwise in accordance with the terms of the master service agreement.

The master service agreement may be terminated at any time by written agreement between the parties or at any time by either party upon 30 days’ prior written notice to the other party and appointment of a successor servicer. The master service agreement will automatically terminate if the Company ceases to be an affiliate of Lehman Bank. Certain of the services required to be performed under the master service agreement have been subcontracted by Lehman Bank to an unrelated third party. The Board of Directors, including a majority of the independent directors, has approved the subcontracting of these services. There is no additional cost to the Company as a result of such subcontracting.

Lehman Bank remits daily to the Company all principal and interest collected on loans serviced by Lehman Bank for the Company.

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

Advisory Services

The Company has entered into an advisory agreement pursuant to which Lehman Bank administers the day-to-day operations of the Company. Lehman Bank is paid an annual advisory fee equal to 0.05%, payable monthly, of the gross average outstanding principal balances of the Company’s loans for the immediately preceding month, plus reimbursement for certain expenses incurred by Lehman Bank as advisor. For the years ended December 31, 2008, 2007 and 2006, the Company incurred $34,000, $45,000, and $60,000, respectively, in advisory fees. As advisor, Lehman Bank is responsible for:

•	monitoring the credit quality of the loan portfolio held by the Company;

•	advising the Company with respect to the acquisition, management, financing and disposition of its loans and other assets; and

•	maintaining the corporate and shareholder records of the Company.

Lehman Bank may, from time to time, subcontract all or a portion of its obligations under the advisory agreement to one or more of its affiliates involved in the business of managing mortgage assets or, with the approval of a majority of Board of Directors as well as a majority of its independent directors, subcontract all or a portion of its obligations under the advisory agreement to unrelated third parties. Lehman Bank will not, in connection with the subcontracting of any of its obligations under the advisory agreement, be discharged or relieved in any respect from its obligations under the advisory agreement. Certain of the advisory services required to be performed under the advisory agreement have been subcontracted by Lehman Bank to an unrelated third party. As required by the advisory agreement, the Board of Directors, including a majority of the independent directors, has approved the subcontracting of these services. There is no additional cost to the Company as a result of such subcontracting.

The advisory agreement had an initial term of five years, and currently is renewed each year for an additional one-year period unless the Company delivers notice of nonrenewal to Lehman Bank. The Company may terminate the advisory agreement at any time upon 90 days’ prior notice. As long as any Series D preferred stock remains outstanding, any decision by the Company either not to renew the advisory agreement or to terminate the advisory agreement must be approved by a majority of its Board of Directors, as well as by a majority of its independent directors. Other than the servicing fee and the advisory fee, Lehman Bank will not be entitled to any fee for providing advisory and management services to the Company.

Description of Loan Portfolio

To date, all of the Company’s loans have been acquired or were contributed from Capital Crossing Bank, previously, the sole common shareholder. It is anticipated that substantially all additional mortgage assets, if any additional assets are acquired in the future, will be acquired or contributed from Lehman Bank, currently, the sole common shareholder. The Company’s loan portfolio may or may not have the characteristics described below at future dates, and would be expected not to have these characteristics if the Exchange is consummated.

The following table sets forth information regarding the composition of the loan portfolio at the dates indicated:

	December 31,
	2008	2007	2006	2005	2004
	(In Thousands)

Mortgage loans on real estate:
Commercial real estate	$31,647	$41,400	$57,607	$76,398	$87,247
Multi-family residential	20,384	24,396	32,412	38,392	35,866
Land	—	—	—	—	—
One-to-four family residential	981	877	924	1,305	858

Total	53,012	66,673	90,943	116,095	123,971
Other	13	13	14	21	23

Total loans, net of discounts	53,025	66,686	90,957	116,116	123,994
Less:
Allowance for loan losses	(915)	(1,180)	(1,519)	(1,981)	(2,497)
Net deferred loan fees	(27)	(32)	(47)	(55)	(62)

Loans, net	$52,083	$65,474	$89,391	$114,080	$121,435

The following table sets forth certain information regarding the geographic location of properties securing the mortgage loans in the loan portfolio at December 31, 2008:

			Percentage of
	Number of	Net	Total Net
Location	Loans	Investment	Investment
	(In Thousands)

California	101	$34,171	64.46%
Nevada	3	2,701	5.10
North Dakota	8	1,761	3.32
Missouri	5	1,723	3.25
Texas	6	1,592	3.00
Florida	8	1,455	2.75
Massachusetts	13	1,411	2.66
Connecticut	18	1,352	2.55
Iowa	5	1,067	2.01
All others	40	5,779	10.90

	207	$53,012	100.00%

The following tables set forth information regarding maturity, contractual interest rate and principal balance of all loans in the loan portfolio at December 31, 2008:

			Percentage of
	Number of	Net	Total Net
Period Until Maturity	Loans	Investment	Investment
	(In Thousands)

Six months or less	15	$1,443	2.72%
Greater than six months to one year	5	180	0.34
Greater than one year to three years	23	4,821	9.09
Greater than three years to five years	22	3,235	6.10
Greater than five years to ten years	42	8,947	16.87
Greater than ten years	101	34,399	64.88

	208	$53,025	100.00%

			Percentage of
	Number of	Net	Total Net
Contractual Interest Rate	Loans	Investment	Investment
	(In Thousands)

Less than 4.00%	9	$1,084	2.05%
4.00 to 4.49	116	31,395	59.21
4.50 to 4.99	9	755	1.42
5.00 to 5.49	10	2,132	4.02
5.50 to 5.99	8	2,214	4.18
6.00 to 6.49	10	2,018	3.81
6.50 to 6.99	6	3,115	5.88
7.00 to 7.49	11	4,609	8.69
7.50 to 7.99	7	1,230	2.32
8.00 to 8.49	4	1,126	2.12
8.50 to 8.99	7	2,026	3.82
9.00 to 9.49	2	165	0.31
9.50 to 9.99	1	34	0.06
10.00 to 10.49	2	147	0.28
10.50 to 10.99	2	575	1.08
11.00% and above	4	400	0.75

	208	$53,025	100.00%

			Percentage of
	Number of	Net	Total Net
Principal Balance	Loans	Investment	Investment
	(In Thousands)

$50,000 and less	60	$1,501	2.83%
Greater than $50,000 to $100,000	37	2,808	5.30
Greater than $100,000 to $250,000	47	8,135	15.34
Greater than $250,000 to $500,000	36	12,746	24.04
Greater than $500,000 to $1,000,000	21	15,151	28.57
Greater than $1,000,000 to $2,000,000	4	5,572	10.51
Greater than $2,000,000 to $3,000,000	3	7,112	13.41

	208	$53,025	100.00%

Loan Purchasing Activities.  All of the Company’s loan portfolio consists of loans which were purchased from Capital Crossing Bank, previously, the sole common shareholder. Capital Crossing Bank originally purchased such loans from third parties. It is anticipated that substantially all additional loans, if any loans are acquired by the Company in the future, will be purchased from Lehman Bank, currently, the sole common shareholder. Existing loans primarily are secured by commercial real estate, multi-family or one-to-four family residential real estate or land located throughout the United States. These loans generally were purchased from sellers in the financial services industry or government agencies. Lehman Bank does not intend to utilize any specific threshold underwriting criteria in evaluating individual loans or pools of loans for purchase, but rather anticipates that it will evaluate each individual loan, if it is purchasing an individual loan, or pool of loans, if it is purchasing a pool of loans, on a case by case basis in making a purchase decision as described in more detail below. In the event the Exchange is consummated, the Company’s portfolio will consist primarily of loans secured by residential real estate.

The estimated value of the real property collateralizing a loan will be determined by considering, among other factors, the type of property, its condition and location and its highest and best use in its marketplace. In many cases, real estate brokers and/or appraisers with specific knowledge of the local real estate market will be consulted. For larger loans, typically a site inspection of the real property collateralizing the loan and an internal rental analysis of similar commercial properties in the local area is undertaken. An analysis of the current and likely future cash flows generated by the collateral to repay the loan and consideration of minimum debt service coverage ratios, consisting of the ratio of net operating income to total principal and interest payments will be made. New tax and title searches may also be obtained to verify the status of any prior liens on the collateral. Additionally, if necessary, environmental specialists will review available information with respect to each property collateralizing a loan to assess potential environmental risk.

In order to determine the amount that Lehman Bank is willing to bid to acquire individual loans or loan pools, Lehman Bank will consider, among other factors:

•	the collateral securing the loan;

•	the financial resources of the borrowers or guarantors, if any;

•	the recourse nature of the loan;

•	the age and performance of the loan;

•	the length of time during which the loan has performed in accordance with its repayment terms;

•	geographic location;

•	the yield expected to be earned; and

•	servicing restrictions, if any.

In addition to the factors listed above, Lehman Bank will also consider the amount it may realize through collection efforts or foreclosure and sale of the collateral, net of expenses, and the length of time and costs required to complete the collection or foreclosure process in the event a loan becomes non-performing or is non-performing at the purchase date.

Loan Servicing and Asset Resolution.  In the event that a purchased loan becomes delinquent, or if it is delinquent at the time of purchase, Lehman Bank, as servicer, promptly initiates collection activities. If a delinquent loan becomes non-performing, Lehman Bank may pursue a number of alternatives with the goal of maximizing the overall return on each loan in a timely manner. During this period, the Company does not recognize interest income on such loans unless regular payments are being made. In instances when a loan is not returned to performing status, Lehman Bank may seek resolution through negotiating a discounted pay-off with borrowers, which may be accomplished through refinancing by the borrower with another lender, restructuring the loan to a level that is supported by existing collateral and debt service capabilities, or foreclosure and sale of the collateral.

Asset Quality

Payment Status of Loan Portfolio.  The following table sets forth certain information relating to the payment status of loans, net in the loan portfolio at the dates indicated:

	December 31,
	2008	2007	2006	2005	2004
	(In Thousands)

Current	$49,641	$65,735	$90,286	$115,140	$121,077
Over thirty days to eighty-nine days past due	1,788	951	255	643	1,360
Ninety days or more past due	—	—	—	—	—

Total performing loans, net	51,429	66,686	90,541	115,783	122,437
Non-performing loans	1,596	—	416	333	1,557

Total loan portfolio, net	$53,025	$66,686	$90,957	$116,116	$123,994

The Company’s determination that a purchased loan is delinquent is made prospectively based upon the repayment schedule of the loan following the date of purchase by Lehman Bank or Capital Crossing Bank, as appropriate, and not from the origination date of the loan. Thus, if a borrower was previously in default under the loan (and the loan was not initially purchased as a “non-performing” loan), such default is disregarded by the Company in making a determination as to whether or not the purchased loan is delinquent. For example, if Lehman Bank acquires a loan that is past due at the time of acquisition, that loan would not be considered delinquent until it was 90 days past due from Lehman Bank’s purchase date. If Lehman Bank acquires a loan which is contractually delinquent, management evaluates the collectability of principal and interest and interest would not be accrued when the collectability of principal and interest is not probable or estimable. Interest income on purchased non-performing loans is accounted for using either the cash basis or the cost recovery method, whereby any amounts received are applied against the recorded amount of the loan. A determination as to which method is used is made on a case-by-case basis.

As servicing agent for the Company’s loan portfolio, Lehman Bank will continue to monitor the Company’s loans through its review procedures and updated appraisals. Additionally, in order to monitor the adequacy of cash flows on income-producing properties, Lehman Bank generally obtains financial statements and other information from the borrower and the guarantor, including, but not limited to, information relating to rental rates and income, maintenance costs and an update of real estate property tax payments.

Non-Performing Assets

The performance of the Company’s loan portfolio is evaluated regularly by Lehman Bank. Management generally classifies a loan as non-performing when the collectability of principal and interest is ninety days or more past due or the collection of principal and interest is not probable or estimable.

The accrual of interest on loans and the accretion of discount is discontinued when loan payments are ninety days or more past due or the collectability of principal and interest is not probable or estimable. Interest income previously accrued on such loans is reversed against current period interest income, and the loan is accounted for using either the cash basis or the cost recovery method whereby any amounts received are applied against the recorded amount of the loan. This determination is made on a case-by-case basis. Loans accounted for on the cost recovery method, in general, consist of non-performing loans.

Loans are returned to accrual status when the loan is brought current in accordance with management’s anticipated cash flows at the time of loan acquisition or origination and collection of principal and interest is probable and estimable.

When the Company classifies problem assets, it may establish specific allowances for loan losses or specific nonaccretable discount allocations in amounts deemed prudent by management. When the Company identifies problem loans or a portion thereof, as a loss, it will charge-off such amounts or set aside specific allowances or nonaccretable discount equal to the total loss. The Company’s loans are reviewed monthly to determine which loans are to be placed on non-performing status.

The following table sets forth the amount of non-performing assets by category at the dates indicated:

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)

Non-performing loans, net:
Commercial real estate	$1,596	$—	$416	$333	$1,557
Multi-family real estate	—	—	—	—	—

Non-performing loans, net	1,596	—	416	333	1,557

Other real estate owned	—	—	—	—	—

Non-performing assets, net	$1,596	$—	$416	$333	$1,557

Non-performing loans, net, as a percent of loans, net of discount and deferred loan income	3.01%	0.00%	0.46%	0.29%	1.26%
Non-performing assets, net, as a percent of total assets	1.66	0.00	0.24	0.16	0.72

The increase in non-performing loans is due to the fact that seven loans, representing five borrowers, were not performing as of December 31, 2008. At December 31, 2007 there were no non-performing assets.

Discount and Allowance for Loan Losses

Discounts on Acquired Loans.  In accordance with Statement of Position (“SOP”) No. 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” the Company reviews acquired loans for differences between contractual cash flows and cash flows expected to be collected from the Company’s initial investment in the acquired loans to determine if those differences are attributable, at least in part, to credit quality. If those differences are attributable to credit quality, the loan’s contractually required payments receivable in excess of the amount of its cash flows expected at acquisition, or nonaccretable discount, is not accreted into income. SOP No. 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the Company’s initial investment in the loan as interest income using the interest method over the term of the loan. This excess is referred to as accretable discount.

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

There is judgment involved in estimating the amount of the Company’s future cash flows on acquired loans. The amount and timing of actual cash flows could differ materially from management’s estimates, which could materially affect the Company’s financial condition and results of operations. Depending on the timing of an acquisition of loans, a preliminary allocation may be utilized until a final allocation is established. Generally, the allocation will be finalized no later than ninety days from the date of purchase.

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

The following table sets forth certain information relating to the activity in the nonaccretable discount for the years indicated:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In Thousands)

Balance at beginning of year	$155	$215	$754	$883	$1,524
Amounts collected under cost recovery method	—	(60)	(49)	(75)	(94)
Transfers to accretable discount upon improvements in cash flows	—	—	—	(54)	(436)
Increases related to loan restructures	—	—	126	—	—
Net reductions related to resolutions and restructures	—	—	(126)	—	—
Net reductions relating to loans sold or distributed	—	—	(490)	—	(111)

Balance at end of year	$155	$155	$215	$754	$883

The predominant portion of the $155,000 of nonaccretable discount at December 31, 2008 and 2007 relates to two loans (of which none are non-performing) with aggregate net investment balances of $185,000 and $202,000 at December 31, 2008 and 2007, respectively.

Allowance for Loan Losses.  The Company’s allowance for loan losses at December 31, 2008 was $915,000. Arriving at an appropriate level of allowance for loan losses requires a high degree of judgment. The Company maintains an allowance for probable loan losses that are inherent in its loan portfolio. The allowance for loan losses is increased or decreased through a provision for loan losses or a reduction in the allowance for loan losses included in earnings.

In determining the adequacy of the allowance for loan losses, management makes significant judgments. Lehman Bank initially reviews the Company’s loan portfolio to identify loans for which specific allocations are considered prudent. Specific allocations include the results of measuring impaired loans under Statement of Financial Accounting Standards (“SFAS”) No. 114 “Accounting by Creditors for Impairment of a Loan”. Next, management, working with Lehman Bank, considers the level of loan allowances deemed appropriate for loans determined not to be impaired under SFAS No. 114. The allowance for these loans is determined by a formula whereby the portfolio is stratified by type and internal risk rating categories. Loss factors are then applied to each strata based on various considerations including collateral type, loss experience, delinquency trends, current economic conditions, industry standards, and regulatory guidelines. The allowance for loan losses is management’s estimate of the probable loan losses incurred as of the balance sheet date. There can be no assurance that the Company’s actual losses with respect to loans will not exceed its allowance for loan losses.

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

The following table sets forth management’s allocation of the allowance for loan losses by loan category and the percentage of the loans in each category to total loans in each category with respect to the loan portfolio at the dates indicated:

	December 31,
	2008		2007		2006		2005		2004
		%of		%of		%of		%of		%of
	Allowance	Net	Allowance	Net	Allowance	Net	Allowance	Net	Allowance	Net
	for Loan	Loans	for Loan	Loans	for Loan	Loans	for Loan	Loans	for Loan	Loans
	Losses	to Total	Losses	to Total	Losses	to Total	Losses	to Total	Losses	to Total
	(Dollars in Thousands)

Loan Categories:
Commercial real estate and land	$698	59.68%	$912	62.08%	$1,179	63.33%	$1,562	65.80%	$2,052	70.36%
Multi-family residential	214	38.44	265	36.58	337	35.63	414	33.06	437	28.93
One-to-four family residential	3	1.85	3	1.32	3	1.02	5	1.12	8	0.69
Other	—	0.03	—	0.02	—	0.02	—	0.02	—	0.02

Total	$915	100.00%	$1,180	100.00%	$1,519	100.00%	$1,981	100.00%	$2,497	100.00%

Employees

The Company has two executive officers.  Both executive officers of the Company currently are also an officer and/or director of Lehman Bank or its affiliates and one executive officer of the Company currently is also a director of Lehman Bank. The Company maintains corporate records and audited financial statements that are separate from those of Lehman Bank. Other than the executive officers, the Company does not have any employees because it has retained Lehman Bank to perform all necessary functions pursuant to the advisory agreement and the master service agreement. There are no provisions in the Company’s charter limiting any of the officers or directors from having any direct or indirect pecuniary interest in any mortgage asset to be acquired or disposed of by the Company or in any transaction in which the Company has an interest or from engaging in acquiring and holding mortgage assets. None of the officers or directors currently has, nor is it anticipated that they will have, any such interest in the Company’s mortgage assets.

Competition

The Company does not anticipate that it will engage in the business of originating mortgage loans. Although management currently has no intention of acquiring additional assets other than in connection with the potential asset exchange (or alternative transaction), subject to prior approval by the OTS, the Company may acquire mortgage assets in addition to those in the loan portfolio and anticipates that substantially all these mortgage assets, if any assets are acquired in the future, will be acquired from Lehman Bank. The amount of future acquisitions of mortgage assets will be determined based upon the preferred dividend required to be paid by the Company and the level of assets required to produce an adequate dividend coverage ratio and other factors determined to be relevant at the time. Accordingly, the Company does not expect to compete with mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers or insurance companies in acquiring its mortgage assets from Lehman Bank. Lehman Bank, however, may face significant competition in the purchase of mortgage loans, which could have an adverse effect on the ability of the Company to acquire mortgage loans. If Lehman Bank does not successfully compete in the purchase of mortgage loans, there could be an adverse effect on the Company’s business, financial condition and results of operations.

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

Numerous banks and non-bank financial institutions have historically competed with Lehman Bank for deposit accounts and the acquisition of loans. With respect to deposits, additional significant competition may arise from corporate and government debt securities, as well as money market mutual funds. The primary factors in competing for deposit accounts include interest rates, the quality and range of financial services offered and the convenience of office and automated teller machine locations and office hours. Lehman Bank’s competition for acquiring loans may include non-bank financial institutions which may or may not be subject to the same restrictions or regulations as Lehman Bank is. The primary factor in competing for purchased loans is price.

Continuing realignment within the financial services sector could eliminate some competitors or introduce new ones. Likewise, government programs aimed at addressing the current credit crisis could facilitate additional companies and government sponsored entities to compete with Lehman Bank for attractive investments.

Environmental Matters

In the course of its business, the Company has acquired, and may in the future acquire through foreclosure, properties securing loans it has purchased which are in default and involve environmental matters. With respect to other real estate owned, there is a risk that hazardous substances or wastes, contaminants or pollutants could be discovered on such properties after acquisition. In such event, the Company may be required to remove such substances from the affected properties at its sole cost and expense and may not be able to recoup any of such costs from any third party.

ITEM 1A.	RISK FACTORS

A number of risk factors, including, without limitation, the risks factors set forth below, may cause the Company’s actual results to differ materially from anticipated future results, performance or achievements expressed or implied in any forward-looking statements contained in this Annual Report on Form 10-K. All of these factors should be carefully reviewed, and the reader of this Annual Report on Form 10-K should be aware that there may be other factors that could cause difference in future results, performance or achievements.

General Business Risks

Lehman Bank’s current capital levels may result in the Series D preferred stock being subject to automatic exchange into preferred shares of Lehman Bank at any time

The returns from an investment in the Series D preferred stock will depend to a significant extent on the performance and capital of Lehman Bank. If (i) Lehman Bank is undercapitalized, (ii) the OTS anticipates that Lehman Bank will become undercapitalized or (iii) Lehman Bank is placed into bankruptcy, reorganization, conservatorship or receivership, the OTS may direct the automatic exchange of the preferred shares of the Company for preferred shares of Lehman Bank, which would represent an investment in Lehman Bank and not in the Company. Under these circumstances:

•	a holder of Series D preferred stock would be a preferred stockholder of Lehman Bank at a time when Lehman Bank’s financial condition was deteriorating or when Lehman Bank had been placed into bankruptcy, reorganization, conservatorship or receivership and, accordingly, it is unlikely that Lehman Bank would be in a financial position to pay any dividends on the preferred shares of Lehman Bank. An investment in Lehman Bank is also subject to risks that are distinct from the risks associated with an investment in the Company. For example, an investment in Lehman Bank would involve risks relating to the capital levels of, and other federal regulatory requirements applicable to, Lehman Bank and the performance of Lehman Bank’s overall loan portfolio and other business lines. Lehman Bank also has significantly greater liabilities than does the Company;

•	if a liquidation of Lehman Bank occurs, the claims of depositors and creditors of Lehman Bank and of the OTS would have priority over the claims of holders of the preferred shares of Lehman Bank, and therefore, a holder of Series D preferred stock likely would receive, if anything, substantially less than such holder would receive had the Series D preferred stock not been exchanged for preferred shares of Lehman Bank; and

•	the exchange of the Series D preferred stock for preferred shares of Lehman Bank would be a taxable event to a holder of Series D preferred stock under the Internal Revenue Code, and such holder would incur a gain or a loss, as the case may be, measured by the difference between such holder’s basis in the Series D preferred stock and the fair market value of Lehman Bank preferred shares received in the exchange.

At December 31, 2008, under the regulatory capital guidelines applicable to banks developed and monitored by the federal bank regulatory agencies, Lehman Bank was deemed to be “significantly undercapitalized.” During February 2009, LBHI contributed additional capital to Lehman Bank, which improved Lehman Bank’s capital position, but Lehman Bank remains “significantly undercapitalized” under applicable regulatory capital guidelines pending further review of such designation by the OTS. On January 26, 2009, the OTS entered an order to cease and desist (the “Order”) against Lehman Bank which, among other things, required Lehman Bank to file various privileged prospective operating plans with the OTS to manage the liquidity and operations of Lehman Bank going forward, including a strategic plan to be activated whenever Lehman Bank’s capital ratios fall below specified levels. This strategic plan is currently operative based on Lehman Bank’s capital ratios. Furthermore, on February 4, 2009, Lehman Bank received a Prompt Corrective Action Directive (the “PCA Directive”) from the OTS requiring Lehman Bank to achieve adequately capitalized status by February 28, 2009. As a result of Lehman Bank’s current capital levels, the OTS may direct in writing at any time the automatic exchange of the Series D preferred stock for preferred shares of Lehman Bank.

Bank regulators may continue to limit the ability of the Company to implement its business plan and may restrict its ability to declare and pay dividends, to redeem the Series D preferred stock or to enter into asset sales or exchanges

Because the Company is a subsidiary of Lehman Bank, federal regulatory authorities have the right to examine it and its activities and to impose restrictions on Lehman Bank or the Company which impact the Company’s ability to conduct its business according to its business objectives, which could materially adversely affect the financial condition and results of operations of the Company.

On January 26, 2009, the OTS entered the Order against Lehman Bank which, among other things, required Lehman Bank to file various privileged prospective operating plans with the OTS to manage the liquidity and operations of Lehman Bank going forward, including a strategic plan that is currently operative based on Lehman Bank’s capital ratios. The strategic plan required that Lehman Bank set out the actions necessary for it to achieve either a (i) merger with or acquisition by another entity, or such other transaction as the OTS may approve or (ii) voluntary dissolution. Furthermore, the OTS issued the PCA Directive on February 4, 2009. The PCA Directive had the effect of requiring Lehman Bank to immediately take any actions necessary to result in the acquisition of Lehman Bank by another depository institution holding company or the merger of Lehman Bank with another depository institution or such other transaction(s) as the OTS may approve pursuant to a plan of voluntary dissolution of Lehman Bank since Lehman Bank failed to achieve adequately capitalized status by February 28, 2009. During February 2009, LBHI contributed additional capital to Lehman Bank, which improved Lehman Bank’s capital position, but Lehman Bank remains “significantly undercapitalized” under applicable regulatory capital guidelines pending further review of such designation by the OTS.

The Order and the PCA Directive both require Lehman Bank to ensure that each of its subsidiaries, including the Company, complies with the Order and the PCA Directive, including the operating restrictions contained in both the Order and the PCA Directive. These operating restrictions, among other things, restrict transactions with affiliates, capital distributions to shareholders (including redemptions), transfers or exchanges of assets, contracts outside the ordinary course of business and changes in senior executive officers, board members or their employment arrangements without prior written notice to the OTS.

The OTS has informed Lehman Bank that prior approval of the OTS is not required under the Order or the PCA Directive for payment by the Company of dividends on the Series D preferred stock. There can be no assurance, however, that future dividends on the Series D preferred stock will not require prior approval of the OTS. There also can be no assurance that such approvals, if required, will be received from the OTS or when or if Lehman Bank will achieve sufficient regulatory capitalization levels to remove any such OTS approval requirement. Furthermore, any future dividends on the Series D preferred stock will be payable only when, as and if declared by the Board of Directors.

The OTS may also require Lehman Bank to sever its relationship with or divest its ownership interest in the Company or certain of the Company’s assets. Such actions could potentially result in the Company’s failure to qualify as a REIT.

As a result, in part, of the issuance of the Order and the PCA Directive by the OTS, the report of the Company’s independent registered public accounting firm on the Company’s financial statements for the year ended December 31, 2008 contains an explanatory paragraph with respect to the Company’s ability to continue as a going concern. The 2008 financial statements do not include any adjustments that might result from the outcome of any regulatory action by the OTS, which could affect our ability to continue as a going concern.

The bankruptcy of LBHI may limit the ability of LBHI to contribute capital to Lehman Bank and negatively impact the timing and amount of payments received by Lehman Bank with respect to debts owned to Lehman Bank by LBHI

On September 15, 2008, LBHI filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York. Lehman Bank is a subsidiary of LBHI. Even though Lehman Bank has not been placed into bankruptcy, reorganization, conservatorship or receivership and the Company has not filed for bankruptcy protection, the bankruptcy of LBHI may limit the ability of LBHI to contribute capital to Lehman Bank now or in the future. In addition, the timing and amount of any payments received by Lehman Bank with respect to debts owned to Lehman Bank by LBHI may be limited by the bankruptcy of LBHI. During February 2009, LBHI contributed additional capital to Lehman Bank, which improved Lehman Bank’s capital position, but Lehman Bank remains “significantly undercapitalized” under applicable regulatory capital guidelines pending further review of such designation by the OTS. The current undercapitalization of Lehman Bank, the potential inability of LBHI to contribute capital to Lehman Bank and the uncertainty with respect to debt payments from LBHI increases the risk that the OTS may direct the automatic exchange of the Series D preferred stock of the Company for preferred shares of Lehman Bank.

As a result, in part, of the bankruptcy of LBHI, the report of the Company’s independent registered public accounting firm on the Company’s financial statements for the year ended December 31, 2008 contains an explanatory paragraph with respect to the Company’s ability to continue as a going concern. The 2008 financial statements do not include any adjustments that might result from the bankruptcy of LBHI, which could affect our ability to continue as a going concern.

The Company’s business and financial results are significantly affected by general business and economic conditions

The U.S. economy has experienced a severe economic downturn recently and is currently in the midst of a prolonged recession. Business activity across a wide range of industries and regions has suffered significant declines with many showing reduced earnings or, in some cases, losses. The U.S. economy has seen increased levels of commercial and consumer delinquencies and defaults, lack of consumer confidence and spending, reduced availability of commercial credit and increased unemployment and underemployment.

We do not expect that these difficult conditions are likely to improve significantly in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions and lead to additional foreclosures, delinquencies and bankruptcies, which could have a negative impact on the financial condition and results of operations of the Company.

There can be no assurance that recent government action will help stabilize the U.S. economy and will not have unintended adverse consequences

In recent periods, the U.S. government and various federal agencies and bank regulators have taken and continue to take steps to stabilize and stimulate the U.S. economy. The Emergency Economic Stabilization Act of 2008 (the “EESA”), was an initial legislative response to the financial crises affecting the banking system and financial markets. Pursuant to the EESA, the U.S. Treasury has authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

Additionally, on February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”) in an attempt to reverse the recent U.S. economic downturn. A large portion of the Recovery Act is devoted to new federal spending programs designed to increase economic output, decrease unemployment and invest in national infrastructure.

It cannot be predicted whether these recent governmental actions will result in significant improvement to the financial and economic conditions affecting the U.S. economy. These recent governmental actions also could have unintended adverse consequences that further exacerbate the current difficult market conditions. The failure of the EESA, the Recovery Act and other measures to help stabilize the financial markets and a continuation or worsening of current economy could materially and adversely affect the Company’s business, financial condition and results of operations.

Because of the Company’s obligations to creditors, it may not be able to make dividend or liquidation payments to holders of the Series D preferred stock

The Series D preferred stock rank:

•	junior to borrowings of the Company and any other obligations to the Company’s creditors upon its liquidation; and

•	senior to the Company’s common stock and its Series B preferred stock with regard to payment of dividends and amounts upon liquidation.

If the Company incurs significant indebtedness, it may not have sufficient funds to make dividend or liquidation payments on the Series D preferred stock. Upon the Company’s liquidation, its obligations to its creditors would rank senior to the Series D preferred stock. At December 31, 2008, the Company had approximately $133,000 in accounts payable and other liabilities which, upon its liquidation, would be required to be paid before any payments could be made to holders of the Series D preferred stock. In addition, upon the Company’s liquidation, if it does not have sufficient funds to pay the full liquidation amount to the holders of the Series D preferred stock, the holders of the Series D preferred stock will share ratably in any distribution in proportion to the full liquidation amount to which they otherwise would be entitled and such holders may receive less than the per share liquidation amount.

The terms of the Series D preferred stock limit the Company’s ability to incur debt in excess of 100% of stockholders’ equity without the approval of the holders of at least two-thirds of the outstanding Series D preferred stock, but do not require that the Company obtain the approval of the holders of the Series D preferred stock to issue additional series of preferred shares which rank equal to the Series D preferred stock as to payment of dividends or amount upon liquidation. As a result, subject to these limitations, the Company may incur obligations which may further limit its ability to make dividend or liquidation payments in the future.

The Company is subject to extensive government regulation and supervision

The Company, as a result of the ownership of all of its common stock by Lehman Bank, is subject to extensive federal regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations have an affect on the Company’s capital structure, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Failure to comply with laws, regulations or policies could result in, among other things, sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s results will be affected by factors beyond its control

The Company’s mortgage loan portfolio is subject to local economic conditions which could affect the value of the real estate assets underlying its loans and therefore its results of operations will be affected by various conditions in the real estate market, all of which are beyond its control, such as:

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

The Company’s loans are concentrated in California, New England and Nevada and adverse conditions in those markets could adversely affect its operations

Properties underlying the Company’s current mortgage assets are concentrated primarily in California, New England and Nevada. As of December 31, 2008, approximately 64.5% of the net balances of its mortgage loans were secured by properties located in California, 7.4% in New England and 5.1% in Nevada. Adverse economic, political or business developments or natural hazards may affect these areas and the ability of property owners in these areas to make payments of principal and interest on the underlying mortgages. Beginning in 2007 and throughout 2008, the housing and real estate sectors in California and Nevada were particularly hard hit by the recession with higher overall foreclosure rates than the national average. If these regions experience further adverse economic, political or business conditions, or natural hazards, the Company will likely experience higher rates of loss and delinquency on its mortgage loans than if its loans were more geographically diverse.

A substantial majority of the Company’s loans were originated by other parties

At December 31, 2008, substantially all of the Company’s loans consisted of loans originated by third parties that were purchased by Capital Crossing Bank (previously the sole common shareholder) and subsequently acquired by the Company from Capital Crossing Bank. If the Company acquires additional mortgage assets, it is anticipated that substantially all of such mortgage assets will be acquired from Lehman Bank, currently the sole common shareholder. Loans purchased by Lehman Bank will most likely consist of loans originated by third parties, and therefore will not be subject to the same level of due diligence that Lehman Bank would have conducted had it originated the loans. In addition, loans originated by third parties may lack current financial information and may have incomplete legal documentation and outdated appraisals. Although it is anticipated that Lehman Bank would conduct a comprehensive acquisition review, it also may rely on certain information provided by the parties that originated the loans, whose underwriting standards may be substantially different than Lehman Bank’s. These differences may include less rigorous appraisal requirements and debt service coverage ratios, and less rigorous analysis of property location and environmental factors, building condition and age, tenant quality, compliance with zoning regulations, any use restrictions, easements or rights of ways that may impact the property value and the borrower’s ability to manage the property and service the mortgage. As a result, Lehman Bank may not have information with respect to an acquired loan which, if known at the time of acquisition, would have caused it to reduce its bid price or not bid for the loan at all. This may adversely affect the Company’s yield on loans or cause it to increase its provision for loan losses. In addition, Lehman Bank may acquire loans as part of a pool that, given the opportunity to review and underwrite at the outset, it would not have originated. Loans such as these could have a higher risk of becoming non-performing in the future and adversely affect the Company’s results of operations.

More than half of the Company’s loan portfolio is made up of commercial mortgage loans, which are generally riskier than other types of loans

Commercial mortgage loans constituted approximately 59.7% of the total loans, net of discounts, in the Company’s loan portfolio at December 31, 2008. Commercial mortgage loans are generally subject to greater risks than other types of loans. The Company’s commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, may have shorter maturities than other mortgage loans and may not be fully amortizing, meaning that they have a principal balance or “balloon” payment due on maturity. The commercial real estate properties underlying the Company’s commercial mortgage loans also tend to be unique and are more difficult to value than other real estate properties. They are also subject to relatively greater environmental risks than other types of loans and to the corresponding burdens and costs of compliance with environmental laws and regulations. Because of these risks related to commercial mortgage loans, the Company may experience higher rates of default on its mortgage loans than it would if its loan portfolio was more diversified and included a greater number of owner-occupied residential or other mortgage loans. Higher rates of default will cause the Company’s level of impaired loans to increase, which may have a material adverse affect on its results of operation.

Consummation of the Exchange, or an alternative transaction, may result in the Company owning a portfolio of residential mortgage loans that do not perform as well as its current portfolio

On February 5, 2009, the Company and Lehman Bank entered into an Asset Exchange Agreement pursuant to which the Company agreed to transfer 207 loans secured primarily by commercial real estate and multifamily residential real estate (together, the “Loans”) to Lehman Bank in exchange for 205 loans secured primarily by residential real estate. The Loans represented substantially all of the Company’s assets, excluding cash and interest bearing deposits, as of December 31, 2008. The Exchange is subject to certain conditions to closing as well as the receipt of a non-objection letter from the OTS. Lehman Bank has made a formal request to the OTS for a letter of non-objection with respect to the Exchange, but it has not yet received the non-objection letter from the OTS in response to such request and there can be no assurances that the OTS will provide this non-objection or that the conditions to closing of the Exchange will be satisfied. In the event the Exchange is consummated, the Company will no longer own a portfolio consisting predominantly of commercial mortgage loans and will instead own a portfolio of loans secured primarily by residential properties. This portfolio of residential mortgage loans may not perform as well as the Company’s current loan portfolio and will be subject to risks particular to residential mortgage loans. Even if the Exchange is not consummated, the Company may enter into one or more transactions in the future that results in it holding a portfolio of loans secured primarily by residential properties rather than commercial real estate.

Continued declines in home prices and a prolonged recession would negatively impact the performance of residential mortgages

Over the past two years, there has been a steep decline in the national housing market with home prices falling dramatically and increases in foreclosures. The global recession has brought increased levels of unemployment and underemployment. If housing prices continue to fall and unemployment and underemployment continue to rise, the amount of defaults, and related foreclosures, on residential mortgages will remain at their current elevated levels or possibly increase. In addition, governmental initiatives could impact the ability of lenders to foreclose on residential properties and realize the value of the collateral for residential loans that are in default. These factors could have a material adverse effect on a portfolio of loans secured primarily by residential real estate.

The Company’s allowance for loan losses may not be adequate to cover actual losses

The Company maintains an allowance for loan losses to provide for loan defaults and non-performance. The Company’s allowance for loan losses is based on industry historical loss experience as well as an evaluation of the risks associated with its loan portfolio, including, among other things, the size and composition of the loan portfolio and current economic conditions. The stress on the United States economy may be greater or last longer than expected, resulting in, among other things, greater than expected deterioration in credit quality of the Company’s loan portfolio or in the value of collateral securing those loans. The Company’s allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect its financial results.

The Company may not be able to purchase loans at the same volumes or with the same yields as it has historically purchased

To date, the Company has purchased all of the loans in its portfolio from Capital Crossing Bank, previously its sole common shareholder. Historically, Capital Crossing Bank has acquired such loans:

•	from institutions which sought to eliminate certain loans or categories of loans from their portfolios;

•	from institutions participating in securitization programs;

•	from failed or consolidating financial institutions; and

•	from government agencies.

The Company has not acquired any new loans since Lehman Bank became the sole common shareholder and management currently has no intention of acquiring any new loans other than in connection with the potential asset exchange (or alternative transaction). Future loan purchases, if any, will depend on the availability of pools of loans offered for sale and Lehman Bank’s ability to submit successful bids or negotiate satisfactory purchase prices. Historically, the acquisition of loans has been highly competitive and the Company cannot provide assurance that Lehman Bank will be able to purchase loans at the same volumes or with the same yields as it has historically purchased or that the Company will acquire any loans from Lehman Bank or at all. This may interfere with the Company’s ability to maintain the requisite level of mortgage assets to maintain its qualification as a REIT. If volumes of loans owned by the Company decline or the yields on these loans decline, the Company could experience a material adverse effect on its financial condition.

The Company could be held responsible for environmental liabilities of properties it acquires through foreclosure

If the Company chooses to foreclose on a defaulted mortgage loan to recover its investment it may be subject to environmental liabilities related to the underlying real property. Approximately 59.7% of the total loans, net of discounts, in the Company’s portfolio at December 31, 2008, were commercial mortgage loans, which generally are subject to relatively greater environmental risks than other types of loans. Hazardous substances or wastes, contaminants, pollutants or sources thereof may be discovered on properties during the Company’s ownership or after a sale to a third party. The amount of environmental liability could exceed the value of the real property. There can be no assurance that the Company would not be fully liable for the entire cost of any removal and clean-up on an acquired property, that the cost of removal and clean-up would not exceed the value of the property or that the Company could recoup any of the costs from any third party. In addition, the Company may find it difficult or impossible to sell the property prior to or following any such remediation. The incurrence of any significant environmental liabilities with respect to a property securing a mortgage loan could have a material adverse effect on the Company’s financial condition.

The Company is dependent in virtually every phase of its operations on the diligence and skill of the management of Lehman Bank

Lehman Bank, which holds all of the Company’s common stock, is involved in virtually every aspect of the Company’s operations and is able to approve unilaterally almost all corporate actions of the Company as its sole common shareholder. The Company has two executive officers and no other employees and does not have any independent corporate infrastructure. Both executive officers of the Company currently are also an officer and/or director of Lehman Bank or its affiliates. The Company does not have any employees because it has retained Lehman Bank to perform all necessary functions pursuant to the advisory agreement and the master service agreement.

Under an advisory agreement between the Company and Lehman Bank, Lehman Bank is responsible for administering the day-to-day activities, including monitoring of the Company’s credit quality and advising it with respect to the acquisition, management, financing and disposition of mortgage assets and its operations generally. Under a master service agreement between the Company and Lehman Bank, Lehman Bank services the Company’s loan portfolio. The advisory agreement has an initial term of five years with an automatic renewal feature and the master service agreement has a one-year term with an automatic renewal feature. Both the master service agreement and the advisory agreement are subject to earlier termination upon 30 days and 90 days notice, respectively. Lehman Bank may subcontract all or a portion of its obligations under the advisory agreement to its affiliates or, with the approval of a majority of the Board of Directors including a majority of the Company’s independent directors, subcontract its obligations under the advisory agreement to unrelated third parties. Lehman Bank will not, in connection with the subcontracting of any of its obligations under the advisory agreement, be discharged or relieved from its obligations under the advisory agreement. Certain of the servicing and advisory functions required to be performed under the master service agreement and the advisory agreement have been subcontracted by Lehman Bank to an unrelated third party. The Board of Directors, including a majority of the independent directors, has approved the subcontracting of these services.

The loss of the services of Lehman Bank, or the inability of Lehman Bank to effectively provide such services whether as a result of the loss of key members of Lehman Bank’s management, early termination of the agreements or otherwise, and the Company’s inability to replace such services on favorable terms, or at all, could adversely affect the Company’s ability to conduct its operations.

The Company’s relationship with Lehman Bank may create conflicts of interest

Lehman Bank and its affiliates may have interests which are not identical to the Company’s and therefore conflicts of interest have arisen and may arise in the future with respect to transactions between the Company and Lehman Bank such as:

Acquisition of mortgage assets.  Although management currently has no intention of acquiring additional assets other than in connection with the potential asset exchange (or alternative transaction), subject to prior approval by the OTS, the Company may from time to time purchase additional mortgage assets. If the Company acquires any additional mortgage assets, it is anticipated that substantially all of such mortgage assets will be acquired from Lehman Bank on terms that are comparable to those that could be obtained by the Company if such mortgage assets were purchased from unrelated third parties. Neither the Company nor Lehman Bank currently have specific policies with respect to the purchase by the Company from Lehman Bank of particular loans or pools of loans, other than that such assets must be eligible to be held by a REIT. Although any purchases will be structured to take advantage of the underwriting procedures of Lehman Bank, and while the Company believes that any agreements and transactions between it, on the one hand, and Lehman Bank and/or its affiliates on the other hand, will be fair to all parties and consistent with market terms, neither the Company nor Lehman Bank are required to obtain a third-party valuation to confirm that the Company is paying fair market value. Additionally, through limiting the Company’s source of purchased mortgage assets solely to those originated or purchased by Lehman Bank, the Company’s portfolio will generally reflect the nature, scope and risk of Lehman Bank’s portfolio rather than a more diverse portfolio composed of mortgage loans also purchased from other lenders.

Servicing of the Company’s mortgage assets by Lehman Bank.  The Company’s loans are serviced by Lehman Bank pursuant to the terms of the master service agreement. Lehman Bank in its role as servicer under the terms of the master service agreement receives an annual servicing fee equal to 0.20%, payable monthly, on the gross average outstanding principal balances of loans serviced for the immediately preceding month. The master service agreement requires Lehman Bank to service the loan portfolio in a manner substantially the same as for similar work performed by Lehman Bank for transactions on its own behalf. This will become especially important as Lehman Bank services any loans which become classified or are placed on non-performing status, or are renegotiated due to the financial deterioration of the borrower. While the Company believes that Lehman Bank will diligently pursue collection of any non-performing loans, the Company cannot provide assurance that this will be the case. The Company’s ability to make timely payments of dividends will depend in part upon Lehman Bank’s prompt collection efforts on behalf of the Company.

Future dispositions by the Company of mortgage assets to Lehman Bank or its affiliates.  The master service agreement provides that foreclosures and dispositions of the mortgage assets are to be performed in a manner substantially the same as for similar work performed by Lehman Bank on its own behalf. However, the Company cannot provide assurance that any such agreement or transaction will be on terms as favorable to it as would have been obtained from unaffiliated third parties. Lehman Bank may seek to exercise its influence on the Company’s affairs so as to cause the sale of the mortgage assets owned by the Company and their replacement by lesser quality loans purchased from Lehman Bank or elsewhere which could adversely affect the Company’s business and its ability to make timely payments of dividends.

Future modifications of the advisory agreement or master service agreement.  Should the Company seek to modify either the advisory agreement or the master service agreement, it would rely upon its officers, all of whom are also officers of Lehman Bank or its affiliates, and/or its directors, one of whom is also an officer of Lehman Bank. Thus, the Company’s officers and/or directors would be responsible for taking positions with respect to such agreements that, while in the Company’s best interests, may not be in the best interests of Lehman Bank. In such instance, Lehman Bank has the ability to block any modification that is not in its best interests. Although the termination, modification or decision not to renew the advisory agreement and/or the master service agreement requires the approval of a majority of the Company’s independent directors, Lehman Bank, as holder of all of the Company’s outstanding common stock, controls the election of all the Company’s directors, including the independent directors. The Company cannot provide assurance that such modifications, if available to it, will be on terms as favorable to it as those that could have been obtained from unaffiliated third parties.

The master loan purchase agreement was negotiated between a parent and its subsidiary.  The Company will acquire loans pursuant to the master mortgage loan purchase agreement between the Company and Lehman Bank, if at all, at an amount equal to Lehman Bank’s net carrying value for those mortgage assets. While the Company believes that the master mortgage loan purchase agreement, when entered into, was fair to all parties and consistent with market terms, all of its officers and three of its directors were at the time the master service mortgage loan purchase agreement was entered into officers of Capital Crossing Bank and currently, all of the Company’s officers and one of its directors are officers of Lehman Bank and/or affiliates of Lehman Bank. Lehman Bank, as holder of all of the Company’s outstanding common stock, controls the election of all the Company’s directors, including the independent directors. The Company cannot provide assurance that the master mortgage loan purchase agreement was entered into on terms as favorable to the Company as those that could have been obtained from unaffiliated third parties.

The failure of Lehman Bank could result in the loss of the Company’s funds on deposit with Lehman Bank, which could reduce the amount of cash available to pay distributions, including dividends on the Series D preferred stock

Through 2009, the Federal Deposit Insurance Corporation, or “FDIC”, will only insure amounts up to $250,000 per depositor in any particular bank. After 2009, the FDIC will only insure up to $100,000 per depositor in any particular bank. As of December 31, 2008, the Company had approximately $43.5 million of interest bearing deposits with Lehman Bank, which is significantly in excess of federally-insured levels. If Lehman Bank were to fail or be placed into receivership, the Company may lose deposits over any federally-insured amounts. The loss of the Company’s deposits could reduce the amount of cash available to pay distributions, including dividends on the Series D preferred stock. The FDIC has agreed, however, to insure non-interest-bearing transaction deposit accounts up to an unlimited amount under the Temporary Liquidity Guarantee Program. If the Company were to place its deposits into an insured non-interest bearing account, it would lose significant interest income on such deposits. The loss of all or a substantial portion of the Company’s interest income could reduce the amount of cash available to pay distributions, including dividends on the Series D preferred stock.

The Company’s Controls and Procedures May Fail or Be Circumvented

Management is responsible for the Company’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations and financial condition.

Neither the Company nor Lehman Bank have specific policies with respect to the purchase by the Company from Lehman Bank of particular loans or pools of loans

The lack of specific policies with respect to the purchase by the Company of loans from Lehman Bank could result in the Company acquiring lower quality mortgage assets from Lehman Bank than if such policies were otherwise in place. Neither the Company nor Lehman Bank currently have specific policies with respect to the purchase by the Company from Lehman Bank of particular loans or pools of loans, other than that such assets must be eligible to be held by a REIT. The Board of Directors has adopted certain policies to guide the acquisition and disposition of assets but these policies may be revised from time to time at the discretion of the Board of Directors without a vote of the Company’s stockholders. The Company intends to acquire all or substantially all of the additional mortgage assets it may acquire in the future from Lehman Bank, if any assets are acquired, on terms that are comparable to those that could be obtained by the Company if such mortgage assets were purchased from unrelated third parties, but the Company cannot provide assurance that this will always be the case.

The Board of Directors has broad discretion to revise the Company’s strategies

The Board of Directors has established the Company’s investment and operating strategies. These strategies may be revised from time to time at the discretion of the Board of Directors without a vote of the Company’s stockholders. Changes in the Company’s strategies could have a negative effect on shareholders.

The Company does not typically obtain third-party valuations and therefore it may pay more or receive less than fair market value for its mortgage assets

To date, the Company has not typically obtained third-party valuations as part of its loan acquisitions or dispositions and does not anticipate typically obtaining third-party valuations for future acquisitions and dispositions of mortgage assets. The Company does not intend typically to obtain third-party valuations even where it is acquiring mortgage assets from, or disposing mortgage assets to, one of its affiliates, including Lehman Bank. Accordingly, the Company may pay its affiliates, including Lehman Bank, more than the fair market value of mortgage assets it acquires and may receive less than the fair market value of the mortgage assets it sells based on a third-party valuation.

The Company may pay more than fair market value for mortgages it purchases from Lehman Bank

The Company will acquire mortgage assets from Lehman Bank, if at all, under a master mortgage loan purchase agreement between it and Lehman Bank, at an amount equal to Lehman Bank’s net carrying value for those mortgage assets. Accordingly, if Lehman Bank’s net carrying value exceeds the fair market value of the mortgage assets, the Company would pay Lehman Bank more than the fair market value for those mortgaged assets.

Fluctuations in interest rates could reduce the Company’s earnings and affect its ability to pay dividends

The Company’s income consists primarily of interest earned on its mortgage assets and short-term investments. Approximately 26% of the Company’s mortgage assets bear interest at adjustable rates. If there is a decline in interest rates, then the Company will experience a decrease in income available to be distributed to its stockholders. If interest rates decline, the Company may also experience an increase in prepayments on its mortgage assets and may find it difficult to purchase additional mortgage assets bearing rates sufficient to support payment of dividends on the Series D preferred stock. Conversely, an increase in mortgage rates could result in decreased interest income and increased non-interest expense related to workouts and other collection efforts. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on the Company’s loans may lead to an increase in non-performing assets and a reduction of discount accreted into income, which could have a material adverse affect on the Company’s results of operation. Because the dividend rates on the Series D preferred stock are fixed, a significant decline or increase in interest rates, either of which result in lower net income, could materially adversely affect the Company’s ability to pay dividends on the Series D preferred stock. In addition, negative fluctuations in interest rates could reduce the interest paid on cash deposits of the Company, which could also materially adversely affect the Company’s ability to pay dividends on the Series D preferred stock.

Failure to comply with certain rules of The Nasdaq Stock Market could cause the delisting of the Series D preferred stock

The Company is currently not in compliance with Nasdaq Marketplace Rule 4350(d)(2)(A) requiring that the Audit Committee of the Board of Directors consist of at least three independent board members. The Audit Committee only consists of two independent board members at this time. On February 3, 2009, the Company received a letter from the staff of The Nasdaq Stock Market stating that the Company will have until the earlier of its next shareholders’ meeting or December 9, 2009, to fill the one remaining vacancy on the Audit Committee. If the Company does not regain full compliance by such date, The Nasdaq Stock Market has informed the Company that it will notify the Company that the Series D preferred stock will be delisted. The Company is seeking to fill the one remaining vacancy on its Audit Committee. There can be no assurances, however, that it will be able to satisfy the applicable requirements within the required time period or at all. If the Series D preferred stock is delisted, the lack of liquidity and an active trading market could adversely affect a shareholder’s ability to dispose of the Series D preferred stock.

The Company is subject to the risk of litigation, and the outcome of proceedings it is or may become involved in could materially adversely affect the Company’s business and ability to pay dividends on the Series D preferred stock

From time to time, the Company may be involved in litigation incidental to its business, including without limitation, a variety of legal proceedings with borrowers. In addition, the Company has received letters from two holders of the Series D preferred stock threatening litigation in connection with the abandoning of the liquidation of the Company and the approval of the Exchange. One of these holders brought suit against the Company in the Superior Court of Massachusetts to compel the Company to produce certain books and records to the stockholder and to reimburse the shareholder for related attorneys’ fees. The Company believes that it has supplied the shareholder with all records required under Massachusetts law and intends to vigorously defend itself in this proceeding. It is not possible to predict whether additional suits will be filed in the future, and it is also not possible to predict the outcome of litigation. Although the Company intends to vigorously defend against the aforementioned actions and against other potential actions, there can be no assurance that the ultimate outcome of these actions will not cause a loss or materially adversely affect the Company’s business or ability to pay dividends on the Series D preferred stock.

Tax Risks Related to REITs

If the Company fails to qualify as a REIT, it will be subject to federal income tax at regular corporate rates

If the Company fails to qualify as a REIT for any taxable year, it would be subject to federal income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates. As a result, the amount available for distribution to the Company’s stockholders would be reduced for the year or years involved. In addition, unless entitled to relief under statutory provisions, the Company would be disqualified from treatment as a REIT for the four taxable years following the year which qualification was lost. The failure to qualify as a REIT would reduce the Company’s net earnings available for distribution to its stockholders because of the additional tax liability for the year or years involved. The Company’s failure to qualify as a REIT would not by itself give it the right to redeem the Series D preferred stock, nor would it give the holders of the Series D preferred stock the right to have their shares redeemed.

Although the Company currently intends to operate in a manner designed to qualify as a REIT, future economic, market, legal, tax or other considerations may cause it to determine that it is in its best interest and in the best interest of holders of its common stock and preferred stock to revoke its REIT election. The tax law prohibits the Company from electing treatment as a REIT for the four taxable years following the year of any such revocation.

If the Company does not distribute 90% of its net taxable income, it may not qualify as a REIT

In order to qualify as a REIT, the Company generally is required each year to distribute to its stockholders at least 90% of its net taxable income, excluding net capital gains. The Company may retain the remainder of REIT taxable income or all or part of its net capital gain, but will be subject to tax at regular corporate rates on such income. In addition, the Company is subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions considered as paid by the Company with respect to any calendar year are less than the sum of (1) 85% of its ordinary income for the calendar year, (2) 95% of its capital gains net income for the calendar year and (3) 100% of any undistributed income from prior periods. Federal regulatory authorities may restrict the Company’s ability, as a subsidiary of Lehman Bank, to make distributions to its stockholders in an amount necessary to retain its REIT qualification. Such a restriction could result in the Company failing to qualify as a REIT. To the extent the Company’s REIT taxable income may exceed the actual cash received for a particular period, the Company may not have sufficient liquidity to make distributions necessary to retain its REIT qualification.

The Company may redeem the Series D preferred stock at any time upon the occurrence of a tax event

At any time following the occurrence of certain changes in the tax laws or regulations concerning REITs, the Company will have the right to redeem the Series D preferred stock in whole, subject to the prior written approval of the OTS. The Company would have the right to redeem the Series D preferred stock if it received an opinion of counsel to the effect that, as a result of changes to the tax laws or regulations:

•	dividends paid by the Company with respect to its capital stock are not fully deductible by it for income tax purposes; or

•	the Company is otherwise unable to qualify as a REIT.

The occurrence of such changes in the tax laws or regulations will not, however, give the holders of the Series D preferred stock any right to have their shares redeemed.

The Company has imposed ownership limitations to protect its ability to qualify as a REIT, however, if ownership of the common stock of Lehman Bank becomes concentrated in a small number of individuals the Company may fail to qualify as a REIT

To maintain the Company’s status as a REIT, not more than 50% in value of the Company’s outstanding shares may be owned, directly or indirectly, by five or fewer individuals, as defined in the Internal Revenue Code to include certain entities, during the last half of each taxable year. The Company currently satisfies this requirement because for this purpose the Company’s common stock held by Lehman Bank is treated as held by Lehman Bank’s stockholders. However, it is possible that the ownership of Lehman Bank might become sufficiently concentrated in the future such that five or fewer individuals would be treated as having constructive ownership of more than 50% of the value of the Company’s stock. The Company may have difficulty monitoring the daily ownership and constructive ownership of its outstanding shares and, therefore, the Company cannot provide assurance that it will continue to meet the share ownership requirement. This risk may be exacerbated by the bankruptcy of LBHI if as a result of the bankruptcy proceedings of LBHI five or fewer individuals indirectly acquire constructive ownership of more than 50% of the value of the Company’s stock. In addition, while the fact that the Series D preferred stock may be redeemed or exchanged will not affect the Company’s REIT status prior to any such redemption or exchange, the redemption or exchange of all or a part of the Series D preferred stock could adversely affect the Company’s ability to satisfy the share ownership requirements in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company conducts all of its business out of an office maintained by Lehman Bank at 1271 Avenue of the Americas, 46th Floor, New York, NY 10020. The Company does not reimburse Lehman Bank for the use of such space.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company may be involved in routine litigation incidental to its business, including a variety of legal proceedings with borrowers, which would contribute to the Company’s expenses, including the costs of carrying non-performing assets.

In addition, the Company has received letters from two holders of the Series D preferred stock threatening litigation in connection with the abandoning of the liquidation of the Company and the approval of the Exchange. One of these holders brought suit against the Company in the Superior Court of Massachusetts to compel the Company to produce certain books and records for the benefit of the stockholder and to reimburse the shareholder for related attorneys’ fees. The Company believes that it has supplied the shareholder with all records required under Massachusetts law and intends to vigorously defend itself in this proceeding.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Since January 1, 2008, two matters have been submitted for approval to Lehman Bank, the sole common shareholder of the Company. The liquidation of the Company and the Exchange were submitted to, and approved by, Lehman Bank, the sole common shareholder of the Company on October 27, 2008, and January 30, 2009, respectively. No matter was submitted to a vote of the holders of the Series D preferred stock during this period.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock

In connection with its formation on March 20, 1998, the Company issued 100 shares of its common stock to Capital Crossing Bank. These shares of common stock were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. There is no established public trading market for the common stock. As of April 15, 2009, there were 100 issued and outstanding shares of common stock, all of which were held by Lehman Bank.

On February 14, 2007, Capital Crossing Bank was acquired by Lehman Bank through a two step merger transaction. An interim thrift subsidiary of Lehman Bank was merged into Capital Crossing Bank. Immediately following such merger, Capital Crossing Bank was merged into Lehman Bank. Under the terms of the agreement, Lehman Brothers paid $30.00 per share in cash in exchange for each outstanding share of Capital Crossing Bank.

During 2008, 2007 and 2006, dividends of $2.8 million, $4.2 million and $5.6 million, respectively, were paid to the common stockholder. In addition, during 2008, 2007 and 2006, returns of capital totaling $20.2 million, $24.8 million and $29.4 million, respectively, were paid to the common stockholder.

Preferred Stock

On March 31, 1998, Capital Crossing Bank capitalized the Company by transferring mortgage loans valued at $140.7 million in exchange for 1,000 shares of the Company’s 8% Cumulative Non-Convertible Preferred Stock, Series B, valued at $1.0 million and 100 shares of the Company’s common stock valued at $139.7 million. The carrying value of these loans approximated their fair values at the date of contribution.

On May 11, 2004, the Company closed its public offering of 1,500,000 shares of its 8.50% Non-cumulative exchangeable preferred stock, Series D. The net proceeds to the Company from the sale of Series D preferred stock was $35.3 million. The Series D preferred stock is redeemable at the option of the Company on or after July 15, 2009, with the prior consent of the OTS.

All shares of the Company’s 9.75% Non-cumulative exchangeable preferred stock, Series A, and 10.25% Non-cumulative exchangeable preferred stock, Series C, were redeemed on March 23, 2007. The Series B preferred stock and Series D preferred stock remain outstanding and subject to their existing terms and conditions, including the call feature with respect to the Series D preferred stock.

At December 31, 2008, under the regulatory capital guidelines applicable to banks developed and monitored by the federal bank regulatory agencies, Lehman Bank was deemed to be “significantly undercapitalized.” During February 2009, LBHI contributed additional capital to Lehman Bank, which improved Lehman Bank’s capital position, but Lehman Bank remains “significantly undercapitalized” under applicable regulatory capital guidelines pending further review of such designation by the OTS. As a result of Lehman Bank’s current capital levels, the OTS may direct in writing at any time the automatic exchange of the Series D preferred stock for preferred shares of Lehman Bank.

Dividend Policy

The Company historically has paid an aggregate amount of dividends with respect to its outstanding shares of capital stock equal to substantially all of its REIT taxable income. The Company, subject to directives of the OTS, intends to pay dividends on its preferred stock and common stock in amounts necessary to continue to preserve its status as a REIT under the Internal Revenue Code. In order to remain qualified as a REIT, the Company must distribute annually at least 90% of its REIT taxable income, excluding capital gains, to stockholders. Because in general it will be in the Company’s interest, and in the interests of its stockholders, to remain qualified as a REIT, this tax requirement creates a significant incentive to declare and pay dividends when the Company has sufficient resources to do so. Lehman Bank, as holder of all of the Company’s common stock, controls the election of all of its directors and also has a significant interest in having full dividends paid on its preferred shares. The Company anticipates that none of the dividends on outstanding preferred shares will constitute non-taxable returns of capital.

Dividends will be declared at the discretion of the Board of Directors after considering the Company’s distributable funds, financial requirements, tax considerations and other factors. The Company’s distributable funds will consist primarily of interest and principal payments on the mortgage assets, and the Company anticipates that a significant portion of such assets will earn interest at adjustable rates. Accordingly, if there is a decline in interest rates, the Company will experience a decrease in income available to be distributed to its stockholders. In a period of declining interest rates, the Company also may find it difficult to purchase additional mortgage assets bearing rates sufficient for it to be able to pay dividends on the Series D preferred stock.

The Order and the PCA Directive both require Lehman Bank to ensure that each of its subsidiaries, including the Company, complies with the Order and the PCA Directive, including the operating restrictions contained in both the Order and the PCA Directive. These operating restrictions, among other things, restrict transactions with affiliates, capital distributions to shareholders (including redemptions), transfers or exchanges of assets, contracts outside the ordinary course of business and changes in senior executive officers, board members or their employment arrangements without prior written notice to the OTS.

The OTS has informed Lehman Bank that prior approval of the OTS is not required under the Order or the PCA Directive for payment by the Company of dividends on the Series D preferred stock. There can be no assurance, however, that future dividends on the Series D preferred stock will not require prior approval of the OTS. There also can be no assurance that such approvals, if required, will be received from the OTS or when or if Lehman Bank will achieve sufficient regulatory capitalization levels to remove any such OTS approval requirement. Furthermore, any future dividends on the Series D preferred stock will be payable only when, as and if declared by the Board of Directors.

At December 31, 2008, under the regulatory capital guidelines applicable to banks developed and monitored by the federal bank regulatory agencies, Lehman Bank was deemed to be “significantly undercapitalized.” During February 2009, LBHI contributed additional capital to Lehman Bank, which improved Lehman Bank’s capital position, but Lehman Bank remains “significantly undercapitalized” under applicable regulatory capital guidelines pending further review of such designation by the OTS. As a result of Lehman Bank’s current capital levels, the OTS may direct in writing at any time the automatic exchange of the Series D preferred stock for preferred shares of Lehman Bank. If the OTS directs the automatic exchange of the Series D preferred stock for Lehman Bank preferred shares at this time, holders of the Series D preferred stock would become holders of Lehman Bank preferred stock at a time when Lehman Bank was significantly “undercapitalized” and subject to the Order and PCA Directive. Thus, Lehman Bank would likely be prohibited from paying dividends on its preferred shares, including its preferred shares issued in exchange for the Company’s Series D preferred stock. Further, Lehman Bank’s ability to pay dividends on its preferred shares following the automatic exchange also would be subject to various restrictions under OTS regulations and would be payable only when, as and if declared by Lehman Bank’s board of directors. Any such dividends would be paid out of Lehman Bank’s capital surplus.

ITEM 6.	SELECTED FINANCIAL DATA

	As of and For the Year Ended December 31,
	2008		2007		2006		2005		2004
			(Dollars in Thousands)

Financial condition data:
Total assets	$96,067		$116,358		$173,903		$203,326		$217,686
Loans, net of discounts	$53,025		$66,686		$90,957		$116,116		$123,994
Allowance for loan losses	(915)		(1,180)		(1,519)		(1,981)		(2,497)
Deferred loan fees	(27)		(32)		(47)		(55)		(62)

Loans, net	$52,083		$65,474		$89,391		$114,080		$121,435

Cash and cash equivalents	$43,757		$50,581		$83,900		$88,406		$95,407
Stockholders’ equity	95,136		115,369		172,687		202,096		216,169
Non-performing loans, net	1,596		—		416		333		1,557
Operations data:
Interest income	$6,175		$8,133		$10,920		$12,374		$14,512
Reduction in allowance for loan losses	265		339		406		516		810
Other income	—		76		1,120		80		156
Operating expenses	(410)		(299)		(326)		(511)		(610)

Net income	6,030		8,249		12,120		12,459		14,868
Preferred stock dividends	(3,262)		(4,006)		(6,529)		(6,529)		(5,387)

Net income available to common shareholder	$2,768		$4,243		$5,591		$5,930		$9,481

Ratio of earnings to fixed charges and preferred stock dividends	1.85	X	2.06	X	1.86	X	1.91	X	2.76	X
Selected other information:
Non-performing assets, net, as a percent of total assets	1.66%		0.00%		0.24%		0.16%		0.72%
Non-performing loans, net, as a percentage of loans, net of discount and deferred loan income	3.01		0.00		0.46		0.29		1.26
Allowance for loan losses as a percent of total loans, net of discount and deferred loan fees	1.73		1.77		1.67		1.71		2.01
Allowance for loan losses as a percent of non-performing loans, net	57.33		0.00		365.14		594.89		160.37

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could” are intended to identify such forward-looking statements. These statements are not historical facts, but instead represent the Company’s current expectations, plans or forecasts of its future results, growth opportunities, business outlook, loan growth, credit losses, liquidity position and other similar matters, including, but not limited to, the ability to pay dividends with respect to the Series D preferred stock, the consummation of the pending asset exchange, future bank regulatory actions that may impact the Company and the effect of the bankruptcy of LBHI on the Company. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond the Company’s control. Actual outcomes and results may differ materially from those expressed in, or implied by, the Company’s forward-looking statements. You should not place undue reliance on any forward-looking statement and should consider all uncertainties and risks, including, among other things, the risks set forth under Item 1A “Risk Factors,” as well as those discussed in any of the Company’s other subsequent Securities and Exchange Commission filings. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

Possible events or factors could cause results or performance to differ materially from what is expressed in our forward-looking statements. These possible events or factors include, but are not limited to, those risk factors discussed under Item 1A “Risk Factors” in this report and the following: limitations by regulatory authorities on the Company’s ability to implement its business plan and restrictions on its ability to pay dividends; further regulatory limitations on the business of Lehman Bank that are applicable to the Company; negative economic conditions that adversely affect the general economy, housing prices, the job market, consumer confidence and spending habits which may affect, among other things, the credit quality of our loan portfolios (the degree of the impact of which is dependent upon the duration and severity of these conditions); the level and volatility of interest rates; changes in consumer, investor and counterparty confidence in, and the related impact on, financial markets and institutions; legislative and regulatory actions which may adversely affect the Company’s business and economic conditions as a whole; the impact of litigation and regulatory investigations; various monetary and fiscal policies and regulations; changes in accounting standards, rules and interpretations and the impact on the Company’s financial statements; and changes in the nature and quality of the types of loans held by the Company.

Executive Level Overview

Lehman Bank owns all of the Company’s common stock. The Series B preferred stock and Series D preferred stock remain outstanding and remain subject to their existing terms and conditions, including the call feature with respect to the Series D preferred stock.

All of the mortgage assets in the Company’s loan portfolio at December 31, 2008 were acquired from Capital Crossing Bank, previously the sole common shareholder, and it is anticipated that substantially all additional mortgage assets, if any assets are acquired in the future, will be acquired from Lehman Bank, currently the sole common shareholder. As of December 31, 2008, the Company held loans acquired from Capital Crossing Bank with net investment balances of $53.0 million.

Commercial mortgage loans constituted approximately 59.7% of the total loans in the Company’s loan portfolio at December 31, 2008. Commercial mortgage loans are generally subject to greater risks than other types of loans. The Company’s commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, tend to have shorter maturities than other mortgage loans and may not be fully amortizing. For these reasons, the Company may experience higher rates of default on its mortgage loans than it would if its loan portfolio was more diversified and included a greater number of owner-occupied residential or other mortgage loans. In the event that the Exchange is consummated, the Company’s loan portfolio will consist primarily of loans secured by residential real estate.

Properties underlying the Company’s current mortgage assets are also concentrated primarily in California, New England and Nevada. As of December 31, 2008, approximately 64.5% of the net balances of its mortgage loans were secured by properties located in California, 7.4% in New England and 5.1% in Nevada. Beginning in 2007 and throughout 2008, the housing and real estate sectors in California and Nevada were hit particularly hard by the recession with higher overall foreclosure rates than the national average. If these regions experience further adverse economic, political or business conditions, or natural hazards, the Company will likely experience higher rates of loss and delinquency on its mortgage loans than if its loans were more geographically diverse.

Decisions regarding the utilization of the Company’s cash are based, in large part, on its future commitments to pay preferred stock dividends. During 2008, the loan portfolio was large enough to generate income resulting in net income, which was 1.85 times preferred stock dividends. Future decisions regarding mortgage asset acquisitions and returns of capital will be based on the level of preferred stock dividends at the time and the required level of income necessary to generate adequate dividend coverage and other factors determined to be relevant at the time.

Net income available to common shareholder decreased $1.5 million, or 34.8%, to $2.8 million in 2008 compared to $4.2 million in 2007 and decreased $1.3 million, or 24.1%, in 2007 compared to $5.6 million for 2006. The decrease from 2007 to 2008 is primarily the result of a decline in interest income partially offset by a decrease in preferred stock dividends due to the redemption of all of the Company’s 9.75% Non-Cumulative Exchangeable Preferred Stock, Series A and 10.25% Non-Cumulative Exchangeable Preferred Stock, Series C preferred shares on March 23, 2007. The decrease from 2006 to 2007 is primarily the result of a decline in interest income and a decrease in gains on sale of loans. This decrease was partially offset by a decrease in preferred stock dividends due to the redemption of the Series A and Series C preferred shares on March 23, 2007. The decreases in interest income for both 2008 and 2007 are primarily due to a smaller loan portfolio as a result of loan amortization and repayments.

Impact of Economic Recession

The U.S. economy is currently in a recession. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and underemployment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of delinquencies, decreased consumer spending, lack of confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on borrowers, and lack of confidence in the financial markets have negatively impacted the credit quality of our commercial loan portfolio and may impact the credit quality of our residential loan portfolio. The depth and breadth of the downturn as well as the resulting impacts on the credit quality of both our commercial and residential loan portfolios remain unclear. We expect, however, continued market turbulence and economic uncertainty to continue well into 2009. This may result in higher credit losses and provisions for loan losses in future periods.

Bankruptcy of LBHI

On September 15, 2008, LBHI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Lehman Bank is a subsidiary of LBHI. Lehman Bank has not been placed into bankruptcy, reorganization, conservatorship or receivership and the Company has not filed for bankruptcy protection. We expect, however, that the bankruptcy of LBHI may limit the ability of LBHI to contribute capital to Lehman Bank now or in the future. In addition, the timing and amount of any payments received by Lehman Bank with respect to debts owned to Lehman Bank by LBHI may be limited by the bankruptcy of LBHI, which could in turn negatively impact the assets, capital levels and regulatory capital ratios of Lehman Bank. During February 2009, LBHI contributed additional capital to Lehman Bank, which improved Lehman Bank’s capital position, but Lehman Bank remains “significantly undercapitalized” under applicable regulatory capital guidelines pending further review of such designation by the OTS. As discussed elsewhere in this report, the Company is dependent in virtually every phase of its operations on the management of Lehman Bank and as a subsidiary of Lehman Bank is subject to regulation by federal banking authorities. The bankruptcy of LBHI and its potential negative effects on Lehman Bank has resulted in increased oversight, and we expect will continue to result in increased oversight, of the Company by the OTS and may result in further restrictions on the Company’s ability to conduct its business.

Abandoned Liquidation of the Company

On October 27, 2008, the Board of Directors unanimously approved, subject to obtaining the approval of the OTS, the voluntary complete liquidation and dissolution of the Company. The liquidation and dissolution was approved by Lehman Bank, in its capacity as the holder of all of the outstanding common stock of the Company. In connection with the anticipated liquidation and dissolution, the Board of Directors also approved the voluntarily delisting of the Series D preferred stock from The NASDAQ Stock Market, which was expected to occur concurrently with the consummation of the liquidation and dissolution.

On October 28, 2008, Lehman Bank made a formal request to the OTS for a letter of non-objection with respect to the liquidation and dissolution of the Company. Following requests for additional information by the OTS, a second formal non-objection request was submitted by Lehman Bank on November 12, 2008. The OTS did not approve or grant a non-objection letter with respect to the liquidation and dissolution of the Company. On November 26, 2008, however, the OTS notified Lehman Bank that the outstanding Series D preferred stock of the Company would be afforded Tier 1 capital treatment at Lehman Bank at a time while Lehman Bank’s capital levels were continuing to decrease. Accordingly, given the refusal of the OTS to approve or grant a non-objection letter with respect to the proposed liquidation and dissolution, the Board of Directors approved the abandonment of the proposed liquidation and dissolution of the Company and the delisting of the Series D preferred stock. As discussed below, Lehman Bank’s current capital levels may result in the OTS directing an automatic exchange of the Series D preferred stock into preferred shares of Lehman Bank, which may have an adverse effect on the value of an investment in the Series D preferred stock.

Asset Exchange

On February 5, 2009, the Company and Lehman Bank entered into an Asset Exchange Agreement pursuant to which the Company agreed to transfer 207 loans secured primarily by commercial real estate and multifamily residential real estate (together, the “Loans”) to Lehman Bank in exchange for 205 loans secured primarily by residential real estate (the “Exchange”). The Loans represented substantially all of the Company’s assets, excluding cash and interest bearing deposits, as of December 31, 2008. The Exchange is subject to certain conditions to closing as well as the receipt of a non-objection letter from the OTS. Lehman Bank has made a formal request to the OTS for a letter of non-objection with respect to the Exchange, but it has not yet received the non-objection by the OTS in response to such request and there can be no assurances that the OTS will provide this non-objection or that the conditions to closing of the Exchange will be satisfied. If non-objection by the OTS is not received or the conditions to closing are not satisfied, the Exchange will not be consummated. The Company continues to consider potential alternative transactions during the pendency of the request for non-objection by the OTS, however there can be no assurances that any such alternative transaction will occur.

Regulatory Actions Involving Lehman Bank

On January 26, 2009, the OTS entered a cease and desist order against Lehman Bank. The Order, among other things, required Lehman Bank to file various privileged prospective operating plans with the OTS to manage the liquidity and operations of Lehman Bank going forward, including a strategic plan to be activated whenever Lehman Bank’s capital ratios are less than specified levels. This strategic plan is currently operative based on Lehman Bank’s capital ratios. The Order requires Lehman Bank to ensure that each of its subsidiaries, including the Company, complies with the Order, including the operating restrictions contained in the Order. These operating restrictions, among other things, restrict transactions with affiliates, contracts outside the ordinary course of business and changes in senior executive officers, board members or their employment arrangements without prior written notice to the OTS. In addition, on February 4, 2009 the OTS issued a prompt corrective action directive to Lehman Bank. The PCA Directive requires Lehman Bank to, among other things, raise its capital ratios such that it will be deemed to be “adequately capitalized” and places additional constraints on Lehman Bank and its subsidiaries, including the Company. More detailed information can be found in the Order and the PCA Directive themselves, copies of which is available on the OTS’ website.

The OTS has informed Lehman Bank that prior approval of the OTS is not required under the Order or the PCA Directive for payment by the Company of dividends on the Series D preferred stock. There can be no assurance, however, that future dividends on the Series D preferred stock will not require prior approval of the OTS. There also can be no assurance that such approvals, if required, will be received from the OTS or when or if Lehman Bank will achieve sufficient regulatory capitalization levels to remove any such OTS approval requirement. Furthermore, any future dividends on the Series D preferred stock will be payable only when, as and if declared by the Board of Directors. The current undercapitalization of Lehman Bank has resulted in increased oversight, and we expect will continue to result in increased oversight, of the Company by the OTS and may result in further restrictions on the Company’s ability to conduct its business.

At December 31, 2008, the Company had total assets of approximately $96 million, including cash and cash equivalents of approximately $43.8 million, and total liabilities of less than approximately $0.9 million. However, as a result of the bankruptcy of LBHI and the issuance of the Order and the PCA Directive by the OTS, the report of the Company’s independent registered public accounting firm on the Company’s financial statements for the year ended December 31, 2008 contains an explanatory paragraph with respect to the Company’s ability to continue as a going concern. The 2008 financial statements do not include any adjustments that might result from the outcome of any regulatory action by the OTS or the bankruptcy of LBHI, which could affect our ability to continue as a going concern.

Application of Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses in the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 1 to our financial statements included elsewhere in this report. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date on the front cover of this report.

Discounts on Acquired Loans.  In accordance with Statement of Position (“SOP”) No. 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” the Company reviews acquired loans for differences between contractual cash flows and cash flows expected to be collected from the Company’s initial investment in the acquired loans to determine if those differences are attributable, at least in part, to credit quality. If those differences are attributable to credit quality, the loan’s contractually required payments receivable in excess of the amount of its cash flows expected at acquisition, or nonaccretable discount, is not accreted into income. SOP No. 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the Company’s initial investment in the loan as interest income using the interest method over the term of the loan. This excess is referred to as accretable discount.

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

There is judgment involved in estimating the amount of the Company’s future cash flows on acquired loans. The amount and timing of actual cash flows could differ materially from management’s estimates, which could materially affect the Company’s financial condition and results of operations. Depending on the timing of an acquisition of loans, a preliminary allocation may be utilized until a final allocation is established. Generally, the allocation will be finalized no later than ninety days from the date of purchase.

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

Allowance for Loan Losses.  Arriving at an appropriate level of allowance for loan losses requires a high degree of judgment. The Company maintains an allowance for probable loan losses that are inherent in its loan portfolio. The allowance for loan losses is increased or decreased through a provision for loan losses or a reduction in the allowance for loan losses included in earnings.

In determining the adequacy of the allowance for loan losses, management makes significant judgments. Lehman Bank initially reviews the Company’s loan portfolio to identify loans for which specific allocations are considered prudent. Specific allocations include the results of measuring impaired loans under Statement of Financial Accounting Standards (“SFAS”) No. 114 “Accounting by Creditors for Impairment of a Loan.” Next, management, working with Lehman Bank, considers the level of loan allowances deemed appropriate for loans determined not to be impaired under SFAS No. 114. The allowance for these loans is determined by a formula whereby the portfolio is stratified by type and internal risk rating categories. Loss factors are then applied to each strata based on various considerations including collateral type, loss experience, delinquency trends, current economic conditions, industry standards and regulatory guidelines. The allowance for loan losses is management’s estimate of the probable loan losses incurred as of the balance sheet date. There can be no assurance that the Company’s actual losses with respect to loans will not exceed its allowance for loan losses.

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

Results of Operations for the Years Ended December 31, 2008, 2007 and 2006

Interest income

The yields on the Company’s interest-earning assets are summarized as follows:

	Years Ended December 31,
	2008			2007			2006
	Average			Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield
	(Dollars in Thousands)

Loans, net(1)	$58,937	$5,152	8.74%	$79,766	$7,265	9.11%	$104,997	$9,813	9.35%
Interest-bearing deposits	58,438	1,023	1.75	70,464	868	1.23	100,218	1,107	1.10

Total interest-earning assets	$117,375	$6,175	5.26%	$150,230	$8,133	5.41%	$205,215	$10,920	5.32%

(1)	Non-performing loans are excluded from average balance calculations.

The decline in interest income from 2007 to 2008 is a result of a decrease in the average balance of loans and by a decrease in the yield on loans. Average loans, net for 2008 totaled $58.9 million compared to $79.8 million for 2007. This decrease is primarily attributable to pay-offs and amortization of loans. For 2008, the yield on the loan portfolio decreased to 8.74% compared to 9.11% for 2007. During 2008, the yield related to interest and fee income recognized on loan payoffs increased to 1.49% compared to 1.11% for 2007. The level of interest and fee income recognized on loan payoffs varies for numerous reasons, as further discussed below. The yield from regularly scheduled interest and accretion income decreased to 7.25% for 2008 from 8.00% for 2007 primarily as a result of decreases in market interest rates. The interest rate on interest-bearing deposits increased to 1.75% for 2008 compared to 1.23% for 2007 as a result of an increased rate paid by Lehman Bank compared to the rate paid by Capital Crossing Bank. Interest income from interest bearing deposits increased despite the decrease in the average balance of interest-bearing deposits as a result of the higher interest rate paid by Lehman Bank for all of 2008 as compared to 2007 when the lower Capital Crossing Bank interest rate was paid on interest-bearing deposits for part of the year.

The decline in interest income from 2006 to 2007 is a result of a decrease in the average balance of loans and by a decrease in the yield of loans. Average loans, net for 2007 totaled $79.8 million compared to $105.0 million for 2006. This decrease is primarily attributable to pay-offs, sales and amortization of loans. For 2007, the yield on the loan portfolio decreased to 9.11% compared to 9.35% for 2006. During 2007, the yield related to interest and fee income recognized on loan payoffs decreased to 1.11% compared to 1.25% for 2006. The level of interest and fee income recognized on loan payoffs varies for numerous reasons, as further discussed below. The yield from regularly scheduled interest and accretion income decreased to 8.00% for 2007 from 8.10% for 2006 primarily as a result of decreases in market interest rates. The interest rate on interest-bearing deposits increased to 1.23% for 2007 compared to 1.10% for 2006 as a result of an increased rate paid by Lehman Bank compared to the rate paid by Capital Crossing Bank.

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

When a loan is paid-off, the excess of any cash received over the net investment is recorded as interest income. In addition to the amount of purchase discount that is recognized at that time, income may also include interest owed by the borrower prior to Capital Crossing Bank’s acquisition of the loan, interest collected if on non-performing status and other loan fees (“other interest and fee income”). The following table sets forth, for the years indicated, the components of interest and fees on loans. There can be no assurance regarding future interest income, including the yields and related level of such income, or the relative portion attributable to loan pay-offs as compared to other sources.

	Years Ended December 31,
	2008		2007		2006
	Interest		Interest		Interest
	Income	Yield	Income	Yield	Income	Yield
	(Dollars in Thousands)

Regularly scheduled interest and accretion income	$4,272	7.25%	$6,381	8.00%	$8,500	8.10%
Interest and fee income recognized on loan pay-offs:
Nonaccretable discount	—	0.00	58	0.07	15	0.01
Accretable discount	818	1.39	690	0.87	484	0.46
Other interest and fee income	62	0.10	136	0.17	814	0.78

	880	1.49	884	1.11	1,313	1.25

	$5,152	8.74%	$7,265	9.11%	$9,813	9.35%

The amount of loan pay-offs and related discount income is influenced by several factors, including the interest rate environment, the real estate market in particular areas, the timing of transactions, and circumstances related to individual borrowers and loans. The amount of individual loan payoffs is often a result of negotiations between the Company and the borrower. Based upon credit risk analysis and other factors, the Company will, in certain instances, accept less than the full amount contractually due in accordance with the loan terms.

The average balance of interest-bearing deposits decreased $12.0 million to $58.4 million for 2008 compared to $70.5 million for 2007 and decreased $29.8 million to $70.5 million for 2007 compared to $100.2 million for 2006. The changes in the average balances of interest-bearing deposits are the result of periodic dividend payments, and returns of capital, offset by cash flows from loan repayments and proceeds from sales of loans.

Reductions in allowance for loan losses

The determination of the allowance for loan losses requires management’s use of significant estimates and judgments. In making this determination, management considers known information relative to specific loans, as well as collateral type, loss experience, delinquency trends, current economic conditions, industry trends and regulatory guidelines, generally. Based on these factors, management estimates the probable loan losses incurred as of the reporting date and increases or decreases the allowance through a provision for loan losses or a reduction in the allowance for loan losses, respectively. The Company recorded reductions in the allowance for loan losses of $265,000, $339,000 and $406,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The decrease in the allowance is attributable to the continued decrease in the balance of loans due to payoffs and not a significant change in the credit profile of the remaining portfolio during the period. Should the loan portfolio continue to decline without utilization of the allowance for loan losses, future reductions in the allowance for loan losses may be necessary.

Other income

There were no loan sales during 2008. During 2007, there was one loan sale to an unaffiliated third party comprised of two loans with carrying values of $333,000, resulting in a total gain of $46,000. During 2006, there were three loan sales to unaffiliated third parties comprised of a total of six loans, with carrying values of $1.6 million, resulting in a total gain of $1.0 million.

On May 18, 2007, Lehman Bank paid off all outstanding Federal Home Loan Bank of Boston (“FHLBB”) advances. Prior to that, the Company had guaranteed all of the obligations of Lehman Bank under the advances Lehman Bank had received from FHLBB. These FHLBB obligations were assumed by Lehman Bank pursuant to the merger of Capital Crossing Bank into Lehman Bank. As a result of the repayment, the guarantee was released. The Company received an annual fee of $80,000 under this agreement. Guarantee fee income for the years ended December 31, 2008, 2007 and 2006 was $0, $30,000 and $80,000, respectively.

Operating expenses

Loan servicing and advisory expenses increased $2,000, or 1.1%, to $192,000 in 2008 from $190,000 in 2007 and decreased by $109,000, or 36.5%, from $299,000 in 2006. The increase in 2008 is primarily due to a reimbursement of $54,000 of loan expenses in 2007, partially offset by a decrease in the average balance of the loan portfolio. The decrease in 2007 is primarily the result of a reimbursement of $54,000 in loan expenses collected from a borrower at the time of payoff that were previously expensed by the Company as well as a decrease in the average balance of the loan portfolio.

Other general and administrative expenses increased $109,000, or 100.0%, to $218,000 from $109,000 in 2007 and increased $82,000, or 303.7%, from $27,000 in 2006. The increase in 2008 is primarily attributable to a decrease in legal fee reimbursements collected from borrowers previously expensed by the Company related to certain loan collection matters, increased legal fees related to certain loan collection matters as well as increased external audit and loan review expenses. The increase in 2007 is attributable to an increase in external audit expenses, a decrease in legal fee reimbursements collected from borrowers previously expensed by Company related to certain loan collection matters, partially offset by a decrease in legal fees related to loan collection matters.

Preferred stock dividends

Preferred stock dividends decreased in 2008 due to the redemption of the Series A and Series C preferred shares on March 23, 2007. The Company, subject to directives of the OTS, intends to pay dividends on its preferred stock and common stock in amounts necessary to continue to preserve its status as a REIT under the Internal Revenue Code. The OTS has informed Lehman Bank that prior approval of the OTS is not required under the Order or the PCA Directive for payment by the Company of dividends on the Series D preferred stock. There can be no assurance, however, that future dividends on the Series D preferred stock will not require prior approval of the OTS. There also can be no assurance that such approvals, if required, will be received from the OTS or when or if Lehman Bank will achieve sufficient regulatory capitalization levels to remove any such OTS approval requirement. Furthermore, any future dividends on the Series D preferred stock will be payable only when, as and if declared by the Board of Directors.

Financial Condition

Interest-bearing Deposits with Parent

Interest-bearing deposits with parent consist entirely of money market accounts. The balance of interest-bearing deposits decreased $6.9 million to $43.5 million at December 31, 2008 compared to $50.4 million at December 31, 2007. The decrease in the balance of interest-bearing deposits is the result of periodic dividend payments and returns of capital, offset by cash flows from loan repayments. The interest rate on interest-bearing deposits increased to 1.75% for 2008 compared to 1.23% for 2007 as a result of an increased rate paid by Lehman Bank compared to the rate paid by Capital Crossing Bank. Interest income from interest bearing deposits increased despite the decrease in the average balance of interest-bearing deposits as a result of the higher interest rate paid by Lehman Bank for all of 2008 as compared to 2007 when the lower Capital Crossing Bank interest rate was paid on interest-bearing deposits for part of the year.

Loan Portfolio

The outstanding net investments of the loan portfolio is summarized as follows:

	December 31,
	2008		2007
	Principal	Percentage	Principal	Percentage
	Balance	of Total	Balance	of Total
		(Dollars in Thousands)

Mortgage loans on real estate:
Commercial real estate	$31,647	59.69%	$41,400	62.08%
Multi-family residential	20,384	38.44	24,396	36.58
One-to-four family residential	981	1.85	877	1.32

Total	53,012	99.98	66,673	99.98
Other	13	0.02	13	0.02

Total loans, net of discounts	$53,025	100.00%	$66,686	100.00%

The Company has historically acquired primarily performing commercial real estate and multifamily residential mortgage loans. During 2007 and 2008, the Company did not acquire any loans from Capital Crossing Bank or Lehman Bank.

The Company intends that each loan acquired from Lehman Bank in the future, if any are acquired in the future, will be a whole loan, and will be originated or acquired by Lehman Bank in the ordinary course of its business. The Company also intends that all loans held by it will be serviced pursuant to the master service agreement with Lehman Bank.

Non-performing loans, net of discount, totaled $1.6 million at December 31, 2008. The increase in non-performing assets is due to the fact that seven loans, representing five borrowers, were not performing as of December 31, 2008. There were no non-performing loans at December 31, 2007. Loans generally are placed on non-performing status and the accrual of interest and accretion of discount are generally discontinued when the collectability of principal and interest is not probable or estimable. Unpaid interest income previously accrued on such loans is reversed against current period interest income. A loan is returned to accrual status when it is brought current in accordance with management’s anticipated cash flows at the time of acquisition and collection of principal and interest is probable and estimable.

Interest Rate Risk

The Company’s income consists primarily of interest income. If there is a decline in market interest rates, the Company may experience a reduction in interest income and a corresponding decrease in funds available to be distributed to its shareholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on loans are based and from prepayments of mortgage loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding mortgage loans. The Company does not intend to use any derivative products to manage its interest rate risk. The majority of the Company’s loan portfolio consists of fixed rate loans with contractual interest rates that are not affected by changes in market interest rates. Approximately 26% of the Company’s loan portfolio, however, is comprised of floating rate loans with contractual interest rates that may fluctuate based on changes in market interest rates. In addition, negative fluctuations in interest rates could reduce the amount of interest paid on interest bearing cash deposits of the Company, which could negatively impact the amount of cash available to pay dividends on the Series D preferred stock. The Company is not able to precisely quantify the potential impact on its operating results or funds available for distribution to stockholders from material changes in interest rates.

Significant Concentration of Credit Risk

Concentration of credit risk generally arises with respect to the Company’s loan portfolio when a number of borrowers engage in similar business activities, or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of the Company’s performance to both positive and negative developments affecting a particular industry. The Company’s balance sheet exposure to geographic concentrations directly affects the credit risk of the loans within its loan portfolio.

At December 31, 2008, 64.5%, 7.4% and 5.1% of the Company’s net real estate loan portfolio consisted of loans located in California, New England and Nevada, respectively. At December 31, 2007, 59.0%, 6.8% and 6.3% of the Company’s net loan portfolio consisted of loans in California, New England and Nevada, respectively. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political or business developments or natural hazards in California, New England or Nevada that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages. Beginning in 2007 and throughout 2008, the housing and real estate sectors in California and Nevada were hit particularly hard by the recession with higher overall foreclosure rates than the national average. If these regions experience further adverse economic, political or business conditions, or natural hazards, the Company will likely experience higher rates of loss and delinquency on its mortgage loans than if its loans were more geographically diverse.

Liquidity Risk Management

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company’s financial commitments. In managing liquidity risk, the Company takes into account various legal limitations placed on a REIT. The Company’s principal liquidity need is to pay dividends on its preferred shares and common shares.

If and to the extent that any additional assets are acquired in the future, such acquisitions are intended to be funded primarily through repayment of principal balances of mortgage assets by individual borrowers. The Company does not have and does not anticipate having any material capital expenditures. To the extent that the Board of Directors determines that additional funding is required, the Company may raise such funds through additional equity offerings, debt financing or retention of cash flow (after consideration of provisions of the Internal Revenue Code requiring the distribution by a REIT of at least 90% of its REIT taxable income and taking into account taxes that would be imposed on undistributed income), or a combination of these methods. The Company does not currently intend to incur any indebtedness. The organizational documents of the Company limit the amount of indebtedness which it is permitted to incur without the approval of the Series D preferred stockholders to no more than 100% of the total stockholders’ equity of the Company. Any such debt may include intercompany advances made by Lehman Bank to the Company.

The Company may also issue additional series of preferred stock, subject to OTS approval. However, the Company may not issue additional shares of preferred stock ranking senior to the Series D preferred stock without the consent of holders of at least two-thirds of the Series D preferred stock, each voting as a separate class, outstanding at that time. Although the Company’s charter does not prohibit or otherwise restrict Lehman Bank or its affiliates from holding and voting shares of Series D preferred stock, to the Company’s knowledge the amount of shares of Series D preferred stock held by Lehman Bank or its affiliates is insignificant (less than 1%). Additional shares of preferred stock ranking on a parity with the Series D preferred stock may not be issued without the approval of a majority of the Company’s independent directors.

Impact of Inflation and Changing Prices

The Company’s asset and liability structure is substantially different from that of an industrial company in that virtually all assets of the Company are monetary in nature. Management believes the impact of inflation on financial results depends upon the Company’s ability to react to changes in interest rates and by such reaction, reduce the inflationary impact on performance. Interest rates do not necessarily move in the same direction, or at the same magnitude, as the prices of other goods and services.

Various information shown elsewhere in this annual report will assist the reader in understanding how the Company is positioned to react to changing interest rates and inflationary trends. In particular, the discussion of market risk and other maturity and repricing information of the Company’s assets is contained in Item 7A, Quantitative and Qualitative Disclosure About Market Risk, of this annual report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. It is the objective of the Company to attempt to control risks associated with interest rate movements. Currently, approximately 26% of the Company’s loan portfolio is comprised of floating rate loans with contractual interest rates that may fluctuate based on changes in market interest rates. In addition, negative fluctuations in interest rates could reduce the amount of interest paid on interest bearing cash deposits of the Company. The Company’s market risk arises primarily from interest rate risk inherent in holding loans. To that end, Lehman Bank actively monitors the interest rate risk exposure of the Company pursuant to the advisory agreement.

Lehman Bank reviews, among other things, the sensitivity of the Company’s assets to interest rate changes, the book and market values of assets, purchase and sale activity and anticipated loan pay-offs. Lehman Bank’s senior management also approves and establishes pricing and funding decisions with respect to the Company’s overall asset and liability composition.

The Company’s methods for evaluating interest rate risk include an analysis of its interest-earning assets maturing or repricing within a given time period. Since the Company has no interest-bearing liabilities, a period of rising interest rates would tend to result in an increase in net interest income. A period of falling interest rates would tend to adversely affect net interest income.

The following table sets forth the Company’s interest-rate-sensitive assets categorized by repricing dates and weighted average yields at December 31, 2008. For fixed rate instruments, the repricing date is the maturity date. For adjustable-rate instruments, the repricing date is deemed to be the earliest possible interest rate adjustment date. Assets that are subject to immediate repricing are placed in the overnight column.

	December 31, 2008
			Over One	Over Two	Over Three	Over Four
		Within	to Two	to Three	to Four	to Five	Over Five
	Overnight	One Year	Years	Years	Years	Years	Years	Total
	(Dollars in Thousands)

Interest-bearing deposits	$43,549	$—	$—	$—	$—	$—	$—	$43,549
	1.75%
Fixed-rate loans(1)	—	9,986	7,169	6,199	4,830	2,996	6,790	37,970
		7.26%	6.91%	7.00%	6.76%	6.39%	6.18%
Adjustable-rate loans(1)	805	10,259	1,057	555	418	302	36	13,432
	8.03%	5.77%	6.97%	6.26%	6.12%	6.04%	6.01%

Total rate-sensitive assets	$44,354	$20,245	$8,226	$6,754	$5,248	$3,298	$6,826	$94,951

(1)	Loans are presented at net amounts before deducting the allowance for loan losses and excludes non-performing loans.

Based on the Company’s experience, management applies the assumption that, on average, approximately 11% of the fixed and adjustable rates will prepay annually.

At December 31, 2008, the fair value of net loans was $37.0 million as compared to the net carrying value of net loans of $52.1 million. The fair value of interest-bearing deposits approximates carrying value.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

The Board of Directors and Stockholders of
Capital Crossing Preferred Corporation:

We have audited the accompanying balance sheet of Capital Crossing Preferred Corporation as of December 31, 2008 and 2007, the related statements of income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Capital Crossing Preferred Corporation for the year ended December 31, 2006 were audited by other auditors whose report dated January 30, 2007 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Crossing Preferred Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Capital Crossing Preferred Corporation will continue as a going concern. As more fully described in Note 1, on September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman Brothers”), parent company of Lehman Brothers Bank, FSB (“Lehman Bank”) and the ultimate parent company of Capital Crossing Preferred Corporation filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. Further, as described in Note 7, Lehman Bank, the owner of all of the common stock of Capital Crossing Preferred Corporation, is subject to a Cease and Desist Order, dated January 26, 2009, and a Prompt Corrective Action Directive, dated February 4, 2009, issued by the Office of Thrift Supervision (the “OTS”), requiring Lehman Bank, among other matters, to submit a capital restoration plan and a liquidity management plan, and imposing restrictions on certain activities of Lehman Bank and Capital Crossing Preferred Corporation. The bankruptcy of Lehman Brothers and the ability of the OTS to regulate and restrict the business and operations of Capital Crossing Preferred Corporation, in light of the Cease and Desist Order and the Prompt Corrective Action Directive, raise substantial doubt about Capital Crossing Preferred Corporation’s ability to continue as a going concern. The 2008 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Ernst & Young

Boston, Massachusetts
April 15, 2009

CAPITAL CROSSING PREFERRED CORPORATION

BALANCE SHEETS

	December 31,
	2008	2007
	(In Thousands)

ASSETS
Cash account with parent	$208	$208
Interest bearing deposits with parent	43,549	50,373

Total cash and cash equivalents	43,757	50,581

Loans, net of discounts and net deferred loan income	52,998	66,654
Less allowance for loan losses	(915)	(1,180)

Loans, net	52,083	65,474

Accrued interest receivable	224	298
Other assets	3	5

	$96,067	$116,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses and other liabilities	$931	$989

Total liabilities	931	989

Stockholders’ equity:
Preferred stock, Series B, 8% cumulative, non-convertible; $.01 par value; $1,000 liquidation value per share plus accrued dividends; 1,000 shares authorized, 937 shares issued and outstanding	—	—
Preferred stock, Series D, 8.50% non-cumulative, exchangeable; $.01 par value; $25 liquidation value per share; 1,725,000 shares authorized, 1,500,000 issued and outstanding	15	15
Common stock; $.01 par value; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	95,121	115,354
Retained earnings	—	—

Total stockholders’ equity	95,136	115,369

	$96,067	$116,358

See accompanying notes to financial statements.

CAPITAL CROSSING PREFERRED CORPORATION

STATEMENTS OF INCOME

	Years Ended December 31,
	2008	2007	2006
	(In Thousands)

Interest income:
Interest and fees on loans	$5,152	$7,265	$9,813
Interest on interest-bearing deposits	1,023	868	1,107

Total interest income	6,175	8,133	10,920
Reduction in allowance for loan losses	265	339	406

Total interest income, after reduction in allowance for loan losses	6,440	8,472	11,326
Other income:
Gains on sales of loans	—	46	1,040
Guarantee fee income	—	30	80

Total other income	—	76	1,120

Operating expenses:
Loan servicing and advisory services	192	190	299
Other general and administrative	218	109	27

Total operating expenses	410	299	326

Net income	6,030	8,249	12,120
Preferred stock dividends	3,262	4,006	6,529

Net income available to common stockholder	$2,768	$4,243	$5,591

See accompanying notes to financial statements.

CAPITAL CROSSING PREFERRED CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2008, 2007 and 2006

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
	(In Thousands)

Balance at December 31, 2005	1,416	$14	1	$—	1,840	$18	1,500	$15	—	$—	$202,049	$—	$202,096
Net income	—	—	—	—	—	—	—	—	—	—	—	12,120	12,120
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	—	—	(1,381)	(1,381)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	—	—	(75)	(75)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	—	—	(1,886)	(1,886)
Dividends on preferred stock, Series D	—	—	—	—	—	—	—	—	—	—	—	(3,187)	(3,187)
Return of capital to common stockholder	—	—	—	—	—	—	—	—	—	—	(29,409)	—	(29,409)
Common stock dividend	—	—	—	—	—	—	—	—	—	—	—	(5,591)	(5,591)

Balance at December 31, 2006	1,416	14	1	—	1,840	18	1,500	15	—	—	172,640	—	172,687
Net income	—	—	—	—	—	—	—	—	—	—	—	8,249	8,249
Redemption of preferred stock, Series A and C	(1,416)	(14)	—		(1,840)	(18)	—	—	—	—	(32,529)	—	(32,561)
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	—	—	(314)	(314)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	—	—	(75)	(75)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	—	—	(430)	(430)
Dividends on preferred stock, Series D	—	—	—	—	—	—	—	—	—	—	—	(3,187)	(3,187)
Return of capital to common stockholder	—	—	—	—	—	—	—	—	—	—	(24,757)	—	(24,757)
Common stock dividend	—	—	—	—	—	—	—	—	—	—	—	(4,243)	(4,243)

Balance at December 31, 2007	—	—	1	—	—	—	1,500	15	—	—	115,354	—	115,369
Net income	—	—	—	—	—	—	—	—	—	—	—	6,030	6,030
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	—	—	(75)	(75)
Dividends on preferred stock, Series D	—	—	—	—	—	—	—	—	—	—	—	(3,187)	(3,187)
Return of capital to common stockholder	—	—	—	—	—	—	—	—	—	—	(20,233)	—	(20,233)
Common stock dividend	—	—	—	—	—	—	—	—	—	—	—	(2,768)	(2,768)

Balance at December 31, 2008	—	$—	1	$—	—	$—	1,500	$15	—	$—	$95,121	$—	$95,136

See accompanying notes to financial statements.

CAPITAL CROSSING PREFERRED CORPORATION

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(In Thousands)

Cash flows provided by operating activities:
Net income	$6,030	$8,249	$12,120
Adjustments to reconcile net income to net cash provided by operating activities:
Reduction in allowance for loan losses	(265)	(339)	(406)
Gain on sale of loans	—	(46)	(1,040)
Other, net	18	(118)	118

Net cash provided by operating activities	5,783	7,746	10,792

Cash flows provided by investing activities:
Net decrease in certificates of deposit	—	200	96
Loan repayments	13,656	23,923	23,463
Proceeds from loan sales	—	379	2,672

Net cash provided by investing activities	13,656	24,502	26,231

Cash flows used in financing activities:
Redemption of preferred stock, Series A and C	—	(32,561)	—
Payment of preferred stock dividends	(3,262)	(4,006)	(6,529)
Payment of common stock dividend	(2,768)	(4,243)	(5,591)
Return of capital to common stockholder	(20,233)	(24,757)	(29,409)

Net cash used in financing activities	(26,263)	(65,567)	(41,529)

Net change in cash and cash equivalents	(6,824)	(33,319)	(4,506)
Cash and cash equivalents at beginning of year	50,581	83,900	88,406

Cash and cash equivalents at end of year	$43,757	$50,581	$83,900

See accompanying notes to financial statements.

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

Capital Crossing Preferred Corporation (the “Company”) is a Massachusetts corporation organized on March 20, 1998, to acquire and hold real estate assets. The Company’s current principal business objective is to hold mortgage assets that will generate net income for distribution to stockholders. The Company may acquire additional mortgage assets in the future, although management currently has no intention of acquiring additional assets other than in connection with the potential asset exchange (or alternative transaction). Lehman Brothers Bank, FSB (“Lehman Bank”), a subsidiary of Lehman Brothers Holdings Inc. (“LBHI”; LBHI with its subsidiaries, “Lehman Brothers”), owns all of the Company’s common stock. Prior to the merger with Lehman Bank, which is further discussed below, the Company was a subsidiary of Capital Crossing Bank (“Capital Crossing”), a federally insured Massachusetts trust company, and Capital Crossing owned all of the Company’s common stock. The Company operates in a manner intended to allow it to be taxed as a real estate investment trust, or a “REIT,” under the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be required to pay federal income tax if it distributes its earnings to its shareholders and continues to meet a number of other requirements.

On March 31, 1998, Capital Crossing Bank capitalized the Company by transferring mortgage loans valued at $140.7 million in exchange for 1,000 shares of the Company’s 8% Cumulative Non-Convertible Preferred Stock, Series B, valued at $1.0 million and 100 shares of the Company’s common stock valued at $139.7 million. The carrying value of these loans approximated their fair values at the date of contribution.

On May 11, 2004, the Company closed its public offering of 1,500,000 shares of its 8.50% Non-Cumulative Exchangeable Preferred Stock, Series D. The net proceeds to the Company from the sale of Series D preferred stock was $35.3 million. The Series D preferred stock is redeemable at the option of the Company on or after July 15, 2009, with the prior consent of the Office of Thrift Supervision (the “OTS”).

On February 14, 2007, Capital Crossing was acquired by Lehman Bank through a two-step merger transaction. An interim thrift subsidiary of Lehman Bank was merged into Capital Crossing. Immediately following such merger, Capital Crossing was merged into Lehman Bank. Under the terms of the agreement, Lehman Brothers paid $30.00 per share in cash in exchange for each outstanding share of Capital Crossing.

All shares of the Company’s 9.75% Non-Cumulative Exchangeable Preferred Stock, Series A and 10.25% Non-Cumulative Exchangeable Preferred Stock, Series C were redeemed on March 23, 2007. The Series B preferred stock and Series D preferred stock remain outstanding and remain subject to their existing terms and conditions, including the call feature with respect to the Series D preferred stock.

At December 31, 2008, under the regulatory capital guidelines applicable to banks developed and monitored by the federal bank regulatory agencies, Lehman Bank was deemed to be “significantly undercapitalized.” During February 2009, LBHI contributed additional capital to Lehman Bank, which improved Lehman Bank’s capital position, but Lehman Bank remains “significantly undercapitalized” under applicable regulatory capital guidelines pending further review of such designation by the OTS. As a result of Lehman Bank’s current capital levels, the OTS may direct in writing at any time the automatic exchange of the Series D preferred stock for preferred shares of Lehman Bank.

Business

The Company’s current principal business objective is to hold mortgage assets that will generate net income for distribution to stockholders. The Company may acquire additional mortgage assets in the future, although management currently has no intention of acquiring additional assets other than in connection with

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the potential asset exchange (or alternative transaction). All of the mortgage assets in the Company’s loan portfolio at December 31, 2008 were acquired from Capital Crossing (previously, the sole common shareholder) and it is anticipated that in the future, if any assets are acquired in the future, substantially all additional mortgage assets will be acquired from Lehman Bank (currently, the sole common shareholder). Lehman Bank administers the day-to-day activities of the Company in its roles as servicer under a master service agreement between Lehman Bank and the Company and as advisor under the advisory agreement between Lehman Bank and the Company. The Company pays Lehman Bank an annual servicing fee equal to 0.20%, payable monthly, and an annual advisory fee equal to 0.05%, also payable monthly, of the gross average outstanding principal balances of loans in the loan portfolio for the immediately preceding month. Certain of the servicing and advisory functions required to be performed under the master service agreement and the advisory agreement have been subcontracted by Lehman Bank to an unrelated third party. There is no additional cost to the Company as a result of such subcontracting.

Recent Developments

Bankruptcy of Lehman Brothers Holdings Inc.  On September 15, 2008, LBHI, the parent company of Lehman Bank, filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy filing of LBHI has materially and adversely affected the capital and liquidity of Lehman Bank, the parent of the Company. This has led to increased regulatory constraints being placed on Lehman Bank by its bank regulatory authorities, primarily the OTS. Certain of these constraints apply to Lehman Bank’s subsidiaries, including the Company. As more fully discussed below, both the bankruptcy filing of LBHI and the increased regulatory constraints placed on Lehman Bank have negatively impacted the Company’s ability to conduct its business according to its business objectives.

Abandoned Liquidation of the Company.  On October 27, 2008, the Board of Directors of the Company (the “Board of Directors”) unanimously approved, subject to obtaining the approval of the OTS, the voluntary complete liquidation and dissolution of the Company. The liquidation and dissolution was approved by Lehman Bank, in its capacity as the holder of all of the outstanding common stock of the Company. In connection with the anticipated liquidation and dissolution, the Board of Directors also approved the voluntarily delisting of the Series D preferred stock from The NASDAQ Stock Market, which was expected to occur concurrently with the consummation of the liquidation and dissolution.

On October 28, 2008, Lehman Bank made a formal request to the OTS for a letter of non-objection with respect to the liquidation and dissolution of the Company. Following requests for additional information by the OTS, a second formal non-objection request was submitted by Lehman Bank on November 12, 2008. The OTS did not approve or grant a non-objection letter with respect to the liquidation and dissolution of the Company. On November 26, 2008, however, the OTS notified Lehman Bank that the outstanding Series D preferred stock of the Company would be afforded Tier 1 capital treatment at Lehman Bank at a time while Lehman Bank’s capital levels were continuing to decrease. Accordingly, given the refusal of the OTS to approve or grant a non-objection letter with respect to the proposed liquidation and dissolution, the Board of Directors approved the abandonment of the proposed liquidation and dissolution of the Company and the delisting of the Series D preferred stock. As discussed below, Lehman Bank’s current capital levels may result in the OTS directing an automatic exchange of the Series D preferred stock into preferred shares of Lehman Bank, which may have an adverse effect on the value of an investment in the Series D preferred stock.

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of estimates

In preparing financial statements in conformity with United States generally accepted accounting principles, or GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for losses on loans, the allocation of purchase discount between accretable and nonaccretable portions, and the rate at which discount is accreted into interest income.

Cash equivalents

Cash equivalents include cash and interest-bearing deposits held at Lehman Bank with original maturities of ninety days or less.

Loans

A substantial portion of the loan portfolio is composed of loans secured by commercial real estate and multi-family loans located in California, New England and Nevada. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic sectors in these regions.

Loans, as reported, are recorded net of discounts on loans purchased, net deferred loan fees and the allowance for loan losses.

Net deferred loan fees and costs are amortized to interest income using the interest method over the terms of the loans. Discount loan income and credits for loan losses are accounted for on an individual loan basis.

In accordance with Statement of Position (“SOP”) No. 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” the Company reviews acquired loans for differences between contractual cash flows and cash flows expected to be collected from the Company’s initial investment in the acquired loans to determine if those differences are attributable, at least in part, to credit quality. If those differences are attributable to credit quality, the loan’s contractually required payments receivable in excess of the amount of its cash flows expected at acquisition, or nonaccretable discount, is not accreted into income. SOP No. 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the Company’s initial investment in the loan as interest income using the interest method over the term of the loan. This excess is referred to as accretable discount and is recorded as a reduction of the loan balance.

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

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

When a loan is paid-off, the excess of any cash received over the net investment is recorded as interest income. In addition to the amount of purchase discount that is recognized at that time, income may also include interest owed by the borrower prior to the Company’s acquisition of the loan, interest collected if on non-performing status, prepayment fees and other loan fees.

Gains and losses on sales of loans are determined using the specific identification method. The excess (deficiency) of any cash received as compared to the net investment is recorded as gain (loss) on sales of loans. There are no loans held for sale at December 31, 2008 and 2007.

Accrual of interest on loans and discount accretion are discontinued when loan payments are ninety days or more past due or the collectability of principal and interest is not probable or estimable. Interest income previously accrued on such loans is reversed against current period interest income, and the loan is accounted for using either the cash basis or the cost recovery method whereby any amounts received are applied against the recorded amount of the loan. A determination as to which method is used is made on a case-by-case basis.

Loans are returned to accrual status when the loan is brought current and interest and principal are estimable and probable in accordance with management’s anticipated cash flows at the time of loan acquisition.

Allowance for loan losses

The Company maintains an allowance for probable loan losses that are inherent in its loan portfolio. The allowance for loan losses is increased or decreased through a provision for loan losses or a reduction in the allowance for loan losses included in earnings.

A purchased loan is considered impaired when, based on current information and events, it is determined that estimated cash flows are less than the cash flows estimated at the date of purchase of the loan. An originated loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Lehman Bank determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Loan impairment is measured on a loan-by-loan basis by comparing the Company’s recorded investment in the loan to the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Substantially all of the Company’s loans which have been identified as impaired have been measured by the fair value of existing collateral.

In determining the adequacy of the allowance for loan losses, management makes significant judgments. Lehman Bank initially reviews the Company’s loan portfolio to identify loans for which specific allocations

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

are considered prudent. Specific allocations include the results of measuring impaired loans under Statement of Financial Accounting Standards (“SFAS”) No. 114 “Accounting by Creditors for Impairment of a Loan.” Next, management, working with Lehman Bank, considers the level of loan allowances deemed appropriate for loans determined not to be impaired under SFAS No. 114. The allowance for these loans is determined by a formula whereby the portfolio is stratified by type and internal risk rating categories. Loss factors are then applied to each strata based on various considerations including collateral type, loss experience, delinquency trends, current economic conditions, industry standards and regulatory guidelines. The allowance for loan losses is management’s estimate of the probable loan losses incurred as of the balance sheet date. There can be no assurance that the Company’s actual losses with respect to loans will not exceed its allowance for loan losses.

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

The total net investment balance of impaired loans at December 31, 2008 amounted to $1.6 million and there were no valuation allowances related to these impaired loans. There were no impaired loans at December 31, 2007.

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

Transfers of financial assets

Transfers of financial assets are accounted for as sales when control over the assets is surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets are isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Income taxes

The Company has elected, for federal income tax purposes, to be treated as a REIT and intends to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “IRC”). Accordingly, the Company will not be subject to corporate income taxes to the extent it distributes at least 100% of its REIT taxable income to stockholders and as long as certain assets, income, distribution and stock ownership tests are met in accordance with the IRC. Because management of the Company believes it will qualify as a REIT for federal income tax purposes, no provision for income taxes is included in the accompanying financial statements.

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In July 2006, to improve comparability in the reporting of income tax assets and liabilities in the absence of guidance in existing income tax accounting standards, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” Generally, this Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with existing income tax accounting standards and prescribes certain thresholds and attributes for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The provisions of the Interpretation were applied on January 1, 2007, and did not have a material impact on the Company’s financial position or results of operations. The earliest year open to examination is 2005.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” This new standard defines fair values, establishes a framework for measuring fair value in conformity with GAAP and expands disclosures about fair value measurements. Prior to this standard, there were varying definitions of fair value and limited guidance for applying those definitions under GAAP. In addition, the guidance was dispersed among many accounting pronouncements that require fair value measurements. This standard is intended to increase consistency and comparability in fair value measurements and disclosures about fair value measurements. The provisions of this standard are effective January 1, 2008. Since the Company does not report any of its assets or liabilities at fair value on the balance sheet, the adoption of this standard did not have a material impact on the Company’s financial statements.

2.	LOANS, NET

A summary of the balances of loans follows:

	December 31,
	2008	2007
	(In Thousands)

Mortgage loans on real estate:
Commercial real estate	$31,647	$41,400
Multi-family residential	20,384	24,396
One-to-four family residential	981	877

Total	53,012	66,673
Other	13	13

Total loans, net of discounts	53,025	66,686

Less:
Allowance for loan losses	(915)	(1,180)
Net deferred loan fees	(27)	(32)

Loans, net	$52,083	$65,474

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

2.	LOANS, NET (Continued)

Activity in the allowance for loan losses follows:

	Years Ended December 31,
	2008	2007	2006
	(In Thousands)

Balance at beginning of year	$1,180	$1,519	$1,981
Credit for loan losses	(265)	(339)	(406)
Allowance related to loans sold	—	—	(56)

Balance at end of year	$915	$1,180	$1,519

Activity in the nonaccretable discount follows:

	Years Ended December 31,
	2008	2007	2006
	(In Thousands)

Balance at beginning of year	$155	$215	$754
Amounts collected under the cost recovery method	—	(60)	(49)
Increases related to loan restructures	—	—	126
Net reductions related to resolutions and restructures	—	—	(126)
Net reductions relating to loans sold or distributed	—	—	(490)

Balance at end of year	$155	$155	$215

The predominant portion of the $155,000 of nonaccretable discount at December 31, 2008 and 2007 relates to two loans (of which none are non-performing) with aggregate net investment balances of $185,000 and $202,000 at December 31, 2008 and 2007, respectively.

No loans were acquired in 2008, 2007 and 2006.

The total net investment balance of impaired loans at December 31, 2008 amounted to $1.6 million and there were no valuation allowances related to these impaired loans. There were no impaired loans at December 31, 2007.

	Years Ended December 31,
	2008	2007	2006
	(In Thousands)

Average investment in impaired loans	$495	$153	$502

Interest income recognized on impaired loans	$—	$68	$160

Interest income recognized on a cash basis on impaired loans	$—	$68	$160

3.	PREFERRED STOCK

On March 31, 1998, the Company issued 1,000 shares of its 8% Cumulative Non-Convertible Preferred Stock, Series B, to Capital Crossing. Holders of Series B preferred stock are entitled to receive, if declared by the Board of Directors, dividends at a rate of 8% of the average daily outstanding liquidation amount, as defined. Dividends accumulate at the completion of each completed period, as defined, and payment dates are determined by the Board of Directors.

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

3.	PREFERRED STOCK (Continued)

Series B preferred stock has a liquidation amount of $1,000 per share. In the event of a voluntary or involuntary dissolution or liquidation of the Company, preferred stockholders are entitled to the total liquidation amount, as defined, plus any accrued and accumulated dividends.

On February 12, 1999, the Company completed a public offering of 1,416,130 shares of Non-Cumulative Exchangeable Preferred Stock, Series A, with a dividend rate of 9.75% and a liquidation preference of $10 per share, which raised net proceeds of $12,590,000, after related offering costs of $1,571,000. On March 23, 2007, the Company redeemed the Series A preferred stock.

On May 31, 2001, the Company completed a public offering of 1,840,000 shares of Non-Cumulative Exchangeable Preferred Stock, Series C, with a dividend rate of 10.25% and a liquidation preference of $10 per share, which raised net proceeds of $16,872,000, after related offering costs of $1,528,000. On March 23, 2007, the Company redeemed the Series C preferred stock.

On May 11, 2004, the Company completed a public offering of 1,500,000 shares of Non-Cumulative Exchangeable Preferred Stock, Series D, with a dividend rate of 8.50% and a liquidation preference of $25 per share, which raised net proceeds of $35,259,000, after related offering costs of $2,241,000. The Series D preferred stock is exchangeable for preferred shares of Lehman Bank if the OTS so directs, when or if Lehman Bank becomes or may in the near term become undercapitalized or Lehman Bank is placed into conservatorship or receivership. At December 31, 2008, under the regulatory capital guidelines applicable to banks developed and monitored by the federal bank regulatory agencies, Lehman Bank was deemed to be “significantly undercapitalized.” During February 2009, LBHI contributed additional capital to Lehman Bank, which improved Lehman Bank’s capital position, but Lehman Bank remains “significantly undercapitalized” under applicable regulatory capital guidelines pending further review of such designation by the OTS. As a result of Lehman Bank’s current capital levels, the OTS may direct in writing at any time the automatic exchange of the Series D preferred stock for preferred shares of Lehman Bank. Series D preferred stock is redeemable at the option of the Company on or after July 15, 2009, with the prior consent of the OTS.

Shares of preferred stock have been and may again be issued from time-to-time in one or more series, subject to the receipt of regulatory approval, and the Board of Directors is authorized to determine the rights, preferences, privileges, and restrictions, including the dividend rights, conversion rights, voting rights, terms of redemption, redemption price or prices and liquidation preferences of any series of preferred stock, and to fix the number of shares of any such series of preferred stock without any further vote or action by the shareholders. However, the Company may not issue additional shares of preferred stock ranking senior to the Series D preferred stock without consent of holders of at least two-thirds of the outstanding Series D preferred stock. The voting and other rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. The issuance of shares of preferred stock, while providing desirable flexibility in connection with acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding voting stock of Lehman Bank. At December 31, 2008, 2,000,000 shares of Undesignated Preferred Stock and 7,014,000 shares of Excess Preferred Stock are authorized and unissued. Shares of Preferred Stock of the Company may be converted into shares of Excess Preferred Stock upon the occurrence of certain events which would cause the Company to no longer be treated as a REIT for federal income tax purposes. Shares of Excess Preferred Stock would be issued, if ever, for the sole purpose of retaining the Company’s REIT status. Holders of Excess Preferred Shares shall be entitled to the same distribution, liquidation and voting rights as holders of that series of preferred stock which was converted into Excess Preferred Stock.

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

4.	RELATED PARTY TRANSACTIONS

Lehman Bank performs advisory services and services the loans owned by the Company. Lehman Bank in its role as servicer under the terms of the master service agreement receives an annual servicing fee equal to 0.20%, payable monthly, on the gross average outstanding principal balances of loans serviced for the immediately preceding month. Additionally, Lehman Bank is paid an annual advisory fee equal to 0.05%, payable monthly, of the gross average outstanding principal balances of the Company’s loans for the immediately preceding month, plus reimbursement for certain expenses incurred by Lehman Bank as advisor. Servicing and advisory fees for the years ended December 31, 2008, 2007 and 2006 totaled $192,000, $244,000 and $299,000, respectively, of which $12,000, $16,000 and $21,000, respectively, are included in accrued expenses and other liabilities at December 31, 2008, 2007 and 2006, respectively. In 2007, loan servicing fees were offset by the recovery of third party servicing fees, previously expensed by the Company, of $54,000 due to the resolution of a loan. Certain of the servicing and advisory functions required to be performed under the master service agreement and the advisory agreement have been subcontracted by Lehman Bank to an unrelated third party. There is no additional cost to the Company as a result of such subcontracting.

All of the mortgage assets in the Company’s loan portfolio at December 31, 2008 were purchased from Capital Crossing (previously the Company’s sole common shareholder or parent). It is anticipated that substantially all additional mortgage assets, in any additional assets are purchased in the future, will be purchased from Lehman Bank, the Company’s sole common shareholder or parent. It is also anticipated that substantially all additional capital contributions in the form of mortgage loans will be from Lehman Bank. The carrying value of these loans approximated their fair values at the date of purchase or contribution. No loans were purchased in 2008, 2007 or 2006. No loans were contributed in 2008, 2007 or 2006.

The following table summarizes capital transactions between the Company and its sole common shareholder or parent:

	Years Ended December 31,
	2008	2007	2006
	(In Thousands)

Returns of capital to parent	$20,233	$24,757	$29,409
Common stock dividends paid to parent	2,768	4,243	5,591
Series B preferred stock dividends paid to parent	72	72	72

On May 18, 2007, Lehman Bank paid off all of its remaining outstanding Federal Home Loan Bank of Boston (“FHLBB”) advances. Prior to that, the Company had guaranteed all of the obligations of Lehman Bank under advances Lehman Bank had received from the FHLBB. As a result, the Company had agreed to pledge a significant amount of its assets. These FHLBB guarantee obligations were assumed by Lehman Bank pursuant to the merger. As a result of the repayment, the guarantee was released. The Company received an annual fee of $80,000 under this agreement. Guarantee fee income for the years ended December 31, 2008, 2007 and 2006 was $0, $30,000 and $80,000, respectively.

The Company’s cash and cash equivalents balances of $43,757,000 and $50,581,000 at December 31, 2008 and 2007, respectively, consist entirely of deposits with its parent. The interest rate on interest-bearing deposits was 1.75%, 1.23% and 1.10% for 2008, 2007 and 2006, respectively.

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of estimated fair values of all financial instruments where it is practicable to estimate such values. Effective January 1,

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

2008, SFAS No. 157, “Fair Value Measurements” became effective for the Company. SFAS No. 157 amended the definition of fair value to provide a consistent definition of fair value, established a framework for measuring fair value in accordance with GAAP and required expanded disclosures about fair value measurements. Under SFAS No. 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an “exit price”) in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants on the measurement date. The Company is not required to account for its loans on a fair value basis. However, the Company is required to determine the fair value of financial instruments disclosed under SFAS No. 107 in accordance with the provisions of SFAS No. 157. The disclosure requirements of SFAS No. 157 are not required for the Company’s fair value disclosures under SFAS No. 107.

In determining the fair value measurements for financial assets and liabilities, the Company utilizes quoted prices, when available. If quoted prices are not available, the Company estimates fair value using present value or other valuation techniques that utilize inputs that are observable for the asset or liability, either directly or indirectly, when available. When observable inputs are not available, inputs may be used that are unobservable and, therefore, reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.

SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and cash equivalents:  The carrying amounts of cash and interest-bearing deposits approximate fair value because of the short-term maturity of these instruments.

Loans:  At December 31, 2008, the fair value of the loan portfolio was estimated based upon an internal analysis by management which considered, among other things, information, to the extent available, about then current sale prices, bids and other available information for loans with similar characteristics as the Company’s loan portfolio. At December 31, 2007, for variable-rate loans that reprice frequently and for which there was no significant change in credit risk, fair values were based on carrying values. Fair values of other loans were estimated using discounted cash flow analyses, with interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The incremental credit risk for non-performing loans was considered in the determination of the fair value of loans.

Accrued interest receivable:  The carrying amount of accrued interest receivable approximates fair value because of the short-term nature of these financial instruments.

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	December 31,
	2008		2007
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)

Cash and cash equivalents	$43,757	$43,757	$50,581	$50,581
Loans, net	52,083	37,046	65,474	64,385
Accrued interest receivable	224	224	298	298

6.	QUARTERLY DATA (UNAUDITED)

	Years Ended December 31,
	2008				2007
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In Thousands)

Interest income(1)	$1,591	$1,567	$1,495	$1,522	$2,104	$1,719	$2,130	$2,180
Credit for loan losses	55	55	40	115	55	85	95	104
Other income(2)	—	—	—	—	46	—	10	20
Operating expenses(3)	86	124	109	91	45	112	37	105

Net income	1,560	1,498	1,426	1,546	2,160	1,692	2,198	2,199
Preferred stock dividends	815	816	815	816	815	816	815	1,560

Net income available to common stockholder	$745	$682	$611	$730	$1,345	$876	$1,383	$639

(1)	Fluctuations in the four quarter of 2008 are due to a lower average loan balance due to payoffs as well as a decrease in yield on loans. The fluctuation in the third quarter of 2007 is due to the level of income recognized when loans are paid off.

(2)	The fluctuation in the fourth quarter of 2007 is due to gains on sales of loans. Fluctuations in the first and second quarters of 2007 are due to guarantee fee income, no longer received after the second quarter of 2007.

(3)	The fluctuation in the fourth quarter of 2008 is mainly due to lower legal and accounting expenses. Fluctuations in the second and fourth quarters of 2007 are primarily due to an increase in legal fee reimbursements collected from borrowers.

7.	SUBSEQUENT EVENTS

Lehman Bank — Regulatory Actions and Capital Levels

On January 26, 2009, the OTS entered a cease and desist order against Lehman Bank (the “Order”). The Order, among other things, required Lehman Bank to file various privileged prospective operating plans with the OTS to manage the liquidity and operations of Lehman Bank going forward, including a strategic plan to be activated whenever Lehman Bank’s capital ratios are less than specified levels. This strategic plan is currently operative based on Lehman Bank’s capital ratios. The Order requires Lehman Bank to ensure that

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

7.	SUBSEQUENT EVENTS (Continued)

each of its subsidiaries, including the Company, complies with the Order, including the operating restrictions contained in the Order. These operating restrictions, among other things, restrict transactions with affiliates, contracts outside the ordinary course of business and changes in senior executive officers, board members or their employment arrangements without prior written notice to the OTS. In addition, on February 4, 2009 the OTS issued a prompt corrective action directive to Lehman Bank (the “PCA Directive”). The PCA Directive requires Lehman Bank to, among other things, raise its capital ratios such that it will be deemed to be “adequately capitalized” and places additional constraints on Lehman Bank and its subsidiaries, including the Company. More detailed information can be found in the Order and the PCA Directive themselves, copies of which are available on the OTS’ website.

The OTS has informed Lehman Bank that prior approval of the OTS is not required under the Order or the PCA Directive for payment by the Company of dividends on the Series D preferred stock. There can be no assurance, however, that future dividends on the Series D preferred stock will not require prior approval of the OTS. There also can be no assurance that such approvals, if required, will be received from the OTS or when or if Lehman Bank will achieve sufficient regulatory capitalization levels to remove any such OTS approval requirement. Furthermore, any future dividends on the Series D preferred stock will be payable only when, as and if declared by the Board of Directors.

On February 17, 2009 and March 31, 2009, the bankruptcy court issued orders permitting LBHI to take certain actions intended to strengthen the capital position of Lehman Bank, including: (1) the contribution of up to an aggregate of $30 million in cash to Lehman Bank, (2) the transfer of ownership in certain funds and servicing rights to a subsidiary of Lehman Bank, (3) the termination of the payment by Lehman Bank and its subsidiaries of certain servicing fees to LBHI and (4) the termination of unfunded loan commitments of Lehman Bank and its subsidiaries with specified borrowers.

Asset Exchange

On February 5, 2009, the Company and Lehman Bank entered into an Asset Exchange Agreement pursuant to which the Company agreed to transfer 207 loans secured primarily by commercial real estate and multifamily residential real estate (together, the “Loans”) to Lehman Bank in exchange for 205 loans secured primarily by residential real estate (the “Exchange”). The Loans represented substantially all of the Company’s assets, excluding cash and interest bearing deposits, as of December 31, 2008. The Exchange is subject to certain conditions to closing as well as the receipt of a non-objection letter from the OTS. Lehman Bank has made a formal request to the OTS for a letter of non-objection with respect to the Exchange, but it has not yet received the non-objection by the OTS in response to such request and there can be no assurances that the OTS will provide this non-objection or that the conditions to closing of the Exchange will be satisfied. If non-objection by the OTS is not received or the conditions to closing are not satisfied, the Exchange will not be consummated. The Company continues to consider potential alternative transactions during the pendency of the request for non-objection by the OTS, however there can be no assurances that any such alternative transaction will occur.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) as of December 31, 2008. Based on this evaluation, the Company’s President and Chief Financial Officer concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company is made known to the President and Chief Financial Officer by others within the entity, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

No change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Company’s President and Chief Financial Officer, an evaluation of the effectiveness of the Company’s internal control over financial reporting was conducted. In making this assessment, management followed the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2008 based on the criteria in Internal Control-Integrated Framework issued by COSO.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The names and ages of each of the Company’s directors and executive officers and their principal occupation and business experience for at least the last five years are set forth below. The executive officers hold office until their successors are duly elected and qualified.

Name	Age	Position(s) Held

Lana Franks	45	President, Director
Thomas O’Sullivan	42	Chief Financial Officer
Michael Milversted	61	Director
William Wesp	57	Director

Lana Franks.  On December 8, 2008, the Board of Directors elected Ms. Franks as President of the Company and appointed Ms. Franks a director. Ms. Franks is an employee of Lehman Brothers, Managing Director of Lehman Bank and receives no separate compensation from the Company for her services. She has served in a variety of capacities at Lehman Brothers since 1986. Should in the future Ms. Franks no longer be an employee of Lehman Brothers, she would also no longer serve as an officer or director of the Company.

Thomas O’Sullivan.  On November 12, 2008, the Board of Directors elected Mr. O’Sullivan as Chief Financial Officer of the Company. Mr. O’Sullivan is the Chief Financial Officer of Lehman Bank and receives no separate compensation from the Company for his services. He has served in a variety of capacities at Lehman Brothers since 2000. He serves as an officer of the Company so long as he is an employee of Lehman Brothers. On December 8, 2008, the Board of Directors appointed Mr. O’Sullivan a director of the Company. On January 28, 2009, Mr. O’Sullivan resigned as a director of the Company. Mr. O’Sullivan remains as Chief Financial Officer of the Company. Should in the future Mr. O’Sullivan no longer be an employee of Lehman Brothers, he would also no longer serve as an officer of the Company.

Michael Milversted.  Mr. Milversted has been a director of the Company since May 2007. He is retired. Prior to his retirement, he was an employee of Lehman Brothers and served in a variety of capacities, including Treasurer of Lehman Brothers and Chief Financial Officer of Lehman Bank.

William Wesp.  On January 28, 2009, Mr. Wesp was elected a director of the Company. Mr. Wesp is retired. Prior to his retirement, he served on the Board of Directors of Conceco Finance Corporation from 2001-2003. Mr. Wesp was an employee of Lehman Bank and served as its Chief Executive Officer from 1999-2000.

There are no known family relationships between any director or executive officer and any other director or executive officer of the Company.

The Board of Directors has established a process for shareholders of the Company to communicate with the Company’s Audit Committee or any member thereof. A shareholder who is interested in communicating directly with the Audit Committee or any member thereof may do so by email at the following address: Bankboardsecretary@Lehman.com.

The Board of Directors and its Committees

The Company and the Board of Directors have determined that Messrs. Milversted and Wesp satisfy the standards for independence promulgated by the Nasdaq Stock Market, Inc. (“Nasdaq”) and the standards for independence contained in the Company’s charter.

The Board of Directors held five meetings and acted by written consent five times during 2008. During 2008, each director attended at least 75% of the total number of meetings of the Board of Directors and of the committees of which he or she was a member.

The Board of Directors has established two standing committees. The following is a description of each committee of the Board of Directors:

Audit Committee.  The Company has an Audit Committee, which consists of Messrs. Milversted and Wesp. Each member of the Audit Committee satisfies the standards for independence promulgated by Nasdaq. The Audit Committee reports its activities to the Board of Directors. The principal purpose of the Audit Committee is to assist the Board of Directors in fulfilling its oversight of:

•	The quality and integrity of the corporation’s financial statements;

•	The corporation’s compliance with legal and regulatory requirements;

•	The qualifications and independence of the corporation’s independent auditors; and

•	The performance of the corporation’s internal audit and compliance functions and its independent auditors.

The Audit Committee held five meetings in 2008. Mr. Milversted, the Audit Committee Chairman, meets the qualifications of an “audit committee financial expert” as defined in the applicable rules promulgated by the Securities and Exchange Commission. The Company’s financial results are consolidated into those of Lehman Bank and such results are, accordingly, also reviewed by the Audit Committee of the Board of Directors of Lehman Bank as a component of Lehman Bank’s consolidated financial results.

The Company is currently not in compliance with Nasdaq Marketplace Rule 4350(d)(2)(A) requiring that the Audit Committee consist of at least three independent board members. The Audit Committee only consists of two independent board members at this time. On February 3, 2009, the Company received a letter from the staff of Nasdaq stating that the Company will have until the earlier of its next shareholders’ meeting or December 9, 2009 to fill the one remaining vacancy on the Audit Committee. If the Company does not regain full compliance by such date, Nasdaq has informed the Company that it will notify the Company that the Series D preferred stock will be delisted. The Company is seeking to fill the one remaining vacancy on its Audit Committee. There can be no assurances, however, that it will be able to satisfy the applicable requirements within the required time period or at all.

Nominating and Corporate Governance Committee.  The Company has a Nominating and Corporate Governance Committee, which consists of Messrs. Milversted and Wesp. Each member of the Nominating and Corporate Governance Committee satisfies the standards for independence promulgated by Nasdaq. The purpose of the Nominating and Corporate Governance Committee is to:

•	Identify and review the qualifications of individuals identified by the corporation’s parent or other voting stockholders to become directors and select, or recommend that the Board of Directors select, the candidates for all directorships to be filled by the Board of Directors or by the stockholders;

•	Develop and recommend to the Board of Directors a set of corporate governance principles applicable to the corporation; and

•	Otherwise take a leadership role in overseeing the corporate governance of the corporation.

In identifying or reviewing candidates for membership on the Board of Directors, the Nominating and Corporate Governance Committees takes into account the criteria for board membership established by the Board of Directors from time to time and all other factors it considers appropriate, which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity and the extent to which the candidate would fill a present need on the Board of Directors. The Nominating and Corporate Governance Committee met two times during 2008.

Code of Ethics and Other Matters

On May 8, 2007, the Board of Directors adopted the Lehman Brothers Code of Ethics. The Company will provide a copy of the Lehman Brothers Code of Ethics free of charge to any stockholder who sends a written request to that effect to Capital Crossing Preferred Corporation, 1271 Avenue of the Americas, 46th Floor, New York, NY 10020, Attention: Secretary.

The Company does not hold annual shareholder meetings because Lehman Bank holds all of the outstanding voting securities of the Company and therefore would be the only shareholder entitled to vote at any such meeting. Accordingly, the Company does not have a policy with respect to whether its directors should attend annual shareholder meetings.

The Board of Directors has determined that the Company is a “controlled company,” as defined in Rule 4350(c)(5) of the listing standards of Nasdaq, based on Lehman Bank’s beneficial ownership of 100% of the outstanding voting common stock of the Company. Accordingly, the Company is exempt from certain requirements of the Nasdaq listing standards, including the requirement to maintain a majority of independent directors on its Board of Directors.

Compensation of Directors

In 2008 the Company paid its independent directors an annual fee of $10,000 each for their services as independent directors. The Company does not pay any compensation to its other directors. No director of the Company was granted stock awards, option awards, any bonus or other non-equity incentive or any other type or form of compensation by the Company in 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company’s executive officers and directors and persons who own more than 10% of its outstanding shares of Series D preferred stock file reports of ownership and changes in ownership with the Securities Exchange Commission and Nasdaq. Executive officers, directors and greater than 10% stockholders are required by applicable regulations to furnish the Company with copies of all reports filed by such persons pursuant to the Exchange Act and the rules and regulations promulgated thereunder. Based on a review of the Company’s records and except as set forth below, the Company believes that all reports required by the Exchange Act were filed on a timely basis.

Following the election of Mr. O’Sullivan as Chief Financial Officer of the Company, Mr. O’Sullivan inadvertently failed to timely file a Form 3. The required Form 3 report was subsequently filed. Following the election of Mr. Wesp as a director of the Company, Mr. Wesp inadvertently failed to timely file a Form 3. The required Form 3 report was subsequently filed.

ITEM 11.	EXECUTIVE COMPENSATION

Other than the executive officers, the Company does not have any employees. The Company does not pay any compensation to its executive officers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 15, 2009, (i) the number and percentage of outstanding shares of each class of voting stock beneficially owned by each person known by the Company to be the beneficial owner of more than 5% of such shares; and (ii) the number and percentage of outstanding equity securities of the Company beneficially owned by (a) each director of the Company; (b) each executive officer of the Company; and (c) all executive officers and directors of the Company as a group. The persons or entities named in the table have sole voting and sole investment power with respect to each of the shares beneficially owned by such person or entity. The calculations were based on a total of 100 shares of common stock, 937 shares of Series B preferred stock and 1,500,000 shares of Series D preferred stock outstanding as of such date.

Percentage of
Name and Address of Beneficial Owner(1)	Amount of Shares (Class)	Outstanding Shares

Lehman Brothers Holdings Inc.(4)	100 shares of common stock	100.0%
	900 shares of Series B preferred stock	96.1%
Lana Franks(2)(3)	—		*
Thomas O’Sullivan(2)	—		*
Michael Milversted(3)	—		*
William Wesp(3)	—		*
*
All executive officers and directors as a Group (4 persons)	—		*

The following table sets forth, as of April 15, 2009, the number and percentage of outstanding shares of each class of equity securities of LBHI beneficially owned by (i) each director of the Company; (ii) each executive officer of the Company; and (iii) all executive officers and directors of the Company as a group. The persons or entities named in the table have sole voting and sole investment power with respect to each of the shares beneficially owned by such person or entity. The calculations were based on a total of 694,401,926 outstanding shares of common stock as of June 30, 2008.

Percentage of
Name and Address of Beneficial Owner(1)	Amount of Shares (Class)	Outstanding Shares

Lana Franks(2)(3)	—(5)		*
Thomas O’Sullivan(2)	384 shares of common stock(5)		*
Michael Milversted(3)	1,400 shares of common stock		*
William Wesp(3)	—		*
All executive officers and directors as a Group (4 persons)	1,784 shares of common stock(5)		*

*	Less than 1%.

(1)	The address of each beneficial owner is c/o Capital Crossing Preferred Corporation, 1271 Avenue of the Americas, 46th Floor, New York, NY 10020.

(2)	Executive officer of the Company.

(3)	Director of the Company.

(4)	Shares are held of record by Lehman Bank. The address of Lehman Bank is 1271 Avenue of the Americas, 46th Floor, New York, NY 10020.

(5)	Excludes ownership of vested and unvested restricted share units and stock options, which due to the bankruptcy of LBHI are considered by the beneficial owner not to be exercisable for shares of LBHI common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Because of the nature of the Company’s relationship with Lehman Bank and its affiliates, the Company engages, and will continue to engage, in transactions with related parties. It is the Company’s policy that the terms of any financial dealings with Lehman Bank and its affiliates will be consistent with those available from unaffiliated third parties in the mortgage lending industry. In addition, the Company maintains an Audit Committee of its Board of Directors, which is comprised solely of independent directors who satisfy the standards for independence promulgated by Nasdaq. The Company and the Board of Directors have determined that Messrs. Milversted and Wesp satisfy the standards for independence promulgated by Nasdaq and the standards for independence contained in the Company’s charter. Among other functions, the Audit Committee (or the Board of Directors as a whole) will review transactions between the Company and Lehman Bank and its affiliates.

Servicing Agreement

The Company’s loan portfolio is serviced by Lehman Bank pursuant to the terms of a master service agreement. Lehman Bank in its role as servicer under the terms of the master service agreement receives an annual servicing fee equal to 0.20%, payable monthly, on the gross average outstanding principal balances of loans serviced for the immediately preceding month. Additionally, servicing fees include third party expenses associated with the collection of certain non-performing loans. For the years ended December 31, 2008, 2007 and 2006, the Company incurred $158,000, $199,000 and $239,000, respectively, in servicing fees. In 2007, loan servicing fees were offset by the recovery of third party servicing fees, previously expensed by the Company of $54,000 due to the resolution of a loan.

The master service agreement requires Lehman Bank to service the loan portfolio in a manner substantially the same as for similar work performed by Lehman Bank for transactions on its own behalf. Lehman Bank collects and remits principal and interest payments, maintains perfected collateral positions, submits and pursues insurance claims and initiates and supervises foreclosure proceedings on the loan portfolio it services. Lehman Bank also provides accounting and reporting services required by the Company for such loans. Lehman Bank may also be directed by the Company to dispose of any loans which become classified, placed on non-performing status or are renegotiated due to the financial deterioration of the borrower.

Lehman Bank is required to pay all expenses related to the performance of its duties under the master service agreement. Under the master mortgage loan purchase agreement, Lehman Bank is required to repurchase, at the request of the Company, any mortgage loan it sold to the Company in the event any material representation or warranty pertaining to the mortgage assets is untrue, unless the Company permits Lehman Bank to substitute other qualified mortgage assets for such asset. The repurchase price for any such mortgage loan is the outstanding net carrying value thereof plus accrued and unpaid interest thereon at the date of repurchase. Lehman Bank may institute foreclosure proceedings, exercise any power of sale contained in any mortgage or deed of trust, obtain a deed in lieu of foreclosure or otherwise acquire title to a mortgaged property underlying a mortgage loan by operation of law or otherwise in accordance with the terms of the master service agreement.

The master service agreement has an initial term of one year and may be terminated at any time by written agreement between the parties or at any time by either party upon 30 days’ prior written notice to the other party and appointment of a successor servicer. The master service agreement will automatically terminate if the Company ceases to be an affiliate of Lehman Bank. Certain of the services required to be performed under the master service agreement have been subcontracted by Lehman Bank to an unrelated third party. The Board of Directors, including a majority of the independent directors, has approved the subcontracting of these services. There is no additional cost to the Company as a result of such subcontracting.

Lehman Bank remits daily to the Company all principal and interest collected on loans serviced by Lehman Bank for the Company.

When any mortgaged property underlying a mortgage loan is conveyed by a mortgagor, Capital Crossing Bank generally, upon notice thereof, will enforce any due-on-sale clause contained in the mortgage loan, to the extent permitted under applicable law and governmental regulations. The terms of a particular mortgage loan or applicable law, however, may provide that Capital Crossing Bank is prohibited from exercising the due-on-sale clause under certain circumstances related to the security underlying the mortgage loan and the buyer’s ability to fulfill the obligations under the related mortgage note.

Advisory Agreement

The Company has entered into an advisory agreement pursuant to which Lehman Bank administers the day-to-day operations of the Company. Lehman Bank is paid an annual advisory fee equal to 0.05%, payable monthly, of the gross average outstanding principal balances of the Company’s loans for the immediately preceding month, plus reimbursement for certain expenses incurred by Lehman Bank as advisor. For the years ended December 31, 2008, 2007 and 2006, the Company incurred $34,000, $45,000 and $60,000, respectively, in advisory fees. As advisor, Lehman Bank is responsible for:

•	Monitoring the credit quality of the loan portfolio held by the Company;

•	Advising the Company with respect to the acquisition, management, financing and disposition of its loans and other assets; and

•	Maintaining the corporate and shareholder records of the Company.

Lehman Bank may, from time to time, subcontract all or a portion of its obligations under the advisory agreement to one or more of its affiliates involved in the business of managing mortgage assets or, with the approval of a majority of the Board of Directors as well as a majority of the Company’s independent directors, subcontract all or a portion of its obligations under the advisory agreement to unrelated third parties. Lehman Bank will not, in connection with the subcontracting of any of its obligations under the advisory agreement, be discharged or relieved in any respect from its obligations under the advisory agreement. Certain of the advisory services required to be performed under the advisory agreement have been subcontracted by Lehman Bank to an unrelated third party. As required by the advisory agreement, the Board of Directors, including a majority of the independent directors, has approved the subcontracting of these services. There is no additional cost to the Company as a result of such subcontracting.

The advisory agreement has an initial term of five years, and will be renewed automatically for additional one-year periods unless notice of nonrenewal is delivered to Lehman Bank by the Company. After the initial five year term, the advisory agreement may be terminated by the Company at any time upon 90 days’ prior notice. As long as any Series D preferred stock remain outstanding, any decision by the Company either not to renew the advisory agreement or to terminate the advisory agreement must be approved by a majority of the Company’s independent directors. Other than the servicing fee and the advisory fee, Lehman Bank will not be entitled to any fee for providing advisory and management services to the Company.

Master Mortgage Loan Purchase Agreement

Pursuant to the terms of a master mortgage loan purchase agreement between the Company and Lehman Bank, Lehman Bank may assign, from time to time, certain loans to the Company. In connection with any such assignment, Lehman Bank will deliver or cause to be delivered to the Company the mortgage note with respect to each mortgage endorsed to the order of the Company, the original or certified copy of the mortgage with evidence of recording indicated thereon, if available, and an original or certified copy of an assignment of the mortgage in recordable form. Such documents initially will be held by Lehman Bank, acting as custodian for the Company pursuant to the terms of a master service agreement between Lehman Bank and the Company. Lehman Bank has not assigned any loans to the Company pursuant to the master mortgage loan purchase agreement since becoming the sole common shareholder of the Company and there can be no assurances that any loans will be assigned to the Company in the future.

Under the terms of the master mortgage loan purchase agreement, Lehman Bank will make certain representations and warranties with respect to the mortgage assets for the benefit of the Company regarding information provided with respect to mortgage assets, liens, validity of the mortgage documents and compliance with applicable laws. Lehman Bank is obligated to repurchase any mortgage asset assigned by it to the Company as to which there is a material breach of any such representation or warranty, unless the Company permits Lehman Bank to substitute other qualified mortgage assets for such mortgage asset. Lehman Bank also will indemnify the Company for damages or costs resulting from any such breach. The repurchase price for any such mortgage asset is such asset’s net carrying value plus accrued and unpaid interest on the date of repurchase.

From time to time, the Company may return mortgage assets to Lehman Bank in the form of dividends or returns of capital. Lehman Bank will consider the amounts of such returns when assessing the adequacy of the size and composition of the Company’s loan portfolio and may, from time to time, contribute additional mortgage assets to the Company. Lehman Bank will seek to ensure that the mortgage assets it contributes to the Company are generally of similar quality and value as those returned to it.

Guarantee and Pledge of Assets

On May 18, 2007, Lehman Bank paid off all its remaining outstanding FHLBB advances. Prior to that, the Company had guaranteed all of the obligations of Lehman Bank under advances Lehman Bank had received from the FHLBB. These FHLBB obligations were assumed by Lehman Bank pursuant to the merger. As a result of the repayment, the guarantee was released. The Company received an annual fee of $80,000 under this agreement. Guarantee fee income for the year ended December 31, 2008 and 2007 was $0 and $30,000, respectively.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.  The Company paid Ernst & Young $80,000 and $75,000 in fees for its professional services rendered for the audit of the Company’s financial statements for the years ended December 31, 2008 and 2007, respectively, and the reviews of the financial statements included in its quarterly reports on Form 10-Q during the year.

Tax Fees.  The Company did not pay Ernst & Young any fees for tax compliance, tax advice, tax planning services or other services for 2008 or 2007.

Approval Policies.  The Audit Committee has the sole authority to review and approve the engagement of the independent registered public accounting firm to perform audit services or any permissible non-audit services. All audit-related and non-audited related services to be provided by the independent registered public accounting firm must be approved in advance by the Audit Committee. During 2007 and 2008, all non-audit services provided by Ernst & Young were approved in advance by the Audit Committee, and none of those engagements made use of the de minimus exception to pre-approval contained in the SEC’s rules.

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

(b) Exhibits:

Exhibit No.		Description

3.1		Restated Articles of Organization of the Company, effective February 15, 2007, incorporated by reference from the Company’s Current Report on Form 8-K dated February 15, 2007.
3.2		Amended and Restated By-laws of the Company, incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.1		Master Mortgage Loan Purchase Agreement between the Company and Capital Crossing Bank, incorporated by reference from the Company’s registration statement on Form S-11 (No. 333-66677), filed November 3, 1998, as amended (the “1998 Form S-11”).
10.2		Master Service Agreement between the Company and Capital Crossing Bank, incorporated by reference from the 1998 Form S-11.
10.3		Advisory Agreement between the Company and Capital Crossing Bank, incorporated by reference from the 1998 Form S-11.
10.4		Form of Letter Agreement between the Company and Capital Crossing Bank regarding issuance of certain securities, incorporated by reference from the 1998 Form S-11.
+10	.5	Asset Exchange Agreement between the Company and Lehman Bank, dated February 5, 2009.
+12	.1	Statement of Computation of Ratios.
14.1		Code of Ethics, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.
+31	.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the President.
+31	.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the Chief Financial Officer.
+32		Certification pursuant to 18 U.S.C. Section 1350 of the President and Chief Financial Officer.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Capital Crossing Preferred Corporation

By:	/s/ Lana Franks
Lana Franks
President (Principal Executive Officer)

Date: April 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dated indicated.

Signature	Title	Date

/s/ Lana Franks Lana Franks	President and Director (Principal Executive Officer)	April 15, 2009

/s/ Thomas O’Sullivan Thomas O’Sullivan	Chief Financial Officer (Principal Financial Officer)	April 15, 2009

/s/ William Wesp William Wesp	Director	April 15, 2009

/s/ Michael Milversted Michael Milversted	Director	April 15, 2009

EXHIBIT INDEX

Exhibit	Name

10.5	Asset Exchange Agreement between the Company and Lehman Bank, dated February 5, 2009
12.1	Statement Regarding Computation of Ratios.
31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the President.
31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the Chief Financial Officer.
32	Certification pursuant to 18 U.S.C. Section 1350 of the President and Chief Financial Officer.