Form 10-Q
period 2009-03-31
CAPITAL CROSSING PREFERRED CORP
filed 2009-05-20
CIK 1072806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
Commission File Number 000-25193
CAPITAL CROSSING PREFERRED CORPORATION
(Exact name of registrant as specified in its charter)
Massachusetts
(State or other jurisdiction of incorporation or organization)
04-3439366
(I.R.S. Employer Identification Number)
1271 Avenue of the Americas, 46th Floor, New York, New York
(Address of principal executive offices)
10020
(Zip Code)
(646) 333-8809
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The number of shares outstanding of the registrant’s sole class of common stock was 100 shares, $.01 par value per share, as of May 20, 2009. No common stock was held by non-affiliates of the issuer.

Capital Crossing Preferred Corporation

PART I
Item 1. Financial Statements
Capital Crossing Preferred Corporation
Balance Sheets
(unaudited)

	March 31,	December 31,
	2009	2008
	(in thousands)
ASSETS
Cash account with parent	$199	$208
Interest-bearing deposits with parent	45,935	43,549

Total cash and cash equivalents	46,134	43,757
Loans held for sale	35,546	—
Loans held for investment, net of discounts and net deferred loan income	—	52,998
Less allowance for loan losses	—	(915)

Loans held for investment, net	—	52,083

Accrued interest receivable	184	224
Other assets	26	3

Total assets	$81,890	$96,067

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses and other liabilities	$1,146	$931

Total liabilities	1,146	931

Stockholders’ equity:
Preferred stock, Series B, 8% cumulative, non-convertible; $.01 par value; $1,000 liquidation value per share plus accrued dividends; 1,000 shares authorized, 937 shares issued and outstanding	—	—
Preferred stock, Series D, 8.50% non-cumulative, exchangeable; $.01 par value; $25 liquidation value per share; 1,725,000 shares authorized, 1,500,000 shares issued and outstanding	15	15
Common stock, $.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	95,121	95,121
Accumulated deficit	(14,392)	—

Total stockholders’ equity	80,744	95,136

Total liabilities and stockholders’ equity	$81,890	$96,067

See accompanying notes to financial statements.

Capital Crossing Preferred Corporation
Statements of Income
(unaudited)

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Interest income:
Interest and fees on loans	$829	$1,295
Interest on interest-bearing deposits	191	227

Total interest income	1,020	1,522
Provision for loan losses	(915)	(115)
Valuation allowance on loans held for sale	(15,181)	—

Net revenue	(13,246)	1,637

Operating expenses:
Loan servicing and advisory services	44	48
Other general and administrative	286	43

Total operating expenses	330	91

Net (loss) income	(13,576)	1,546

Preferred stock dividends	816	816

Net (loss) income available to common stockholder	$(14,392)	$730

See accompanying notes to financial statements.

Capital Crossing Preferred Corporation
Statements of Changes in Stockholders’ Equity
(unaudited)

	Three Months ended March 31, 2009
								Retained
	Preferred Stock		Preferred Stock				Additional	Earnings /	Total
	Series B		Series D		Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit )	Equity
	(In Thousands)
Balance at December 31, 2008	1	$—	1,500	$15	—	$—	$95,121	$—	$95,136
Net loss	—	—	—	—	—	—	—	(13,576)	(13,576)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	(19)	(19)
Dividends on preferred stock, Series D	—	—	—	—	—	—	—	(797)	(797)

Balance at March 31, 2009	1	$—	1,500	$15	—	$—	$95,121	$(14,392)	$80,744

	Three Months ended March 31, 2008
	Preferred Stock		Preferred Stock				Additional		Total
	Series B		Series D		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
	(In Thousands)
Balance at December 31, 2007	1	$—	1,500	$15	—	$—	$115,354	$—	$115,369
Net income	—	—	—	—	—	—	—	1,546	1,546
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	(19)	(19)
Dividends on preferred stock, Series D	—	—	—	—	—	—	—	(797)	(797)

Balance at March 31, 2008	1	$—	1,500	$15	—	$—	$115,354	$730	$116,099

See accompanying notes to financial statements.

Capital Crossing Preferred Corporation
Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Cash flows provided by operating activities:
Net (loss) income	$(13,576)	$1,546
Adjustments to reconcile net income to net cash provided by operating activities:
Valuation allowance on loans held for sale	15,181	—
Provision for loan losses	(915)	(115)
Other, net	232	66

Net cash provided by operating activities	922	1,497

Cash flows provided by investing activities:
Loan repayments	2,271	2,441

Net cash provided by investing activities	2,271	2,441

Cash flows used in financing activities:
Payment of preferred stock dividends	(816)	(816)

Net cash used in financing activities	(816)	(816)

Net change in cash and cash equivalents	2,377	3,122
Cash and cash equivalents at beginning of period	43,757	50,581

Cash and cash equivalents at end of period	$46,134	$53,703

See accompanying notes to financial statements.

Capital Crossing Preferred Corporation
Notes to Financial Statements
Three Months Ended March 31, 2009 and 2008
Note 1. Basis of Presentation
          Capital Crossing Preferred Corporation (the “Company”) is a Massachusetts corporation organized on March 20, 1998, to acquire and hold real estate assets. The Company’s current principal business objective is to hold mortgage assets that will generate net income for distribution to stockholders. The Company may acquire additional mortgage assets in the future, although management currently has no intention of acquiring additional assets other than in connection with the potential asset exchange (or alternative transaction) described below. Effective as of April 27, 2009, Lehman Brothers Bank, FSB, the owner of all of the Company’s common stock, formally changed its name to Aurora Bank FSB (prior to and after the name change, “Aurora Bank”). Aurora Bank is a subsidiary of Lehman Brothers Holdings Inc. (“LBHI”; LBHI with its subsidiaries, “Lehman Brothers”). Prior to the merger with Aurora Bank, which is further discussed below, the Company was a subsidiary of Capital Crossing Bank (“Capital Crossing”), a federally insured Massachusetts trust company, and Capital Crossing owned all of the Company’s common stock. The Company operates in a manner intended to allow it to be taxed as a real estate investment trust, or a “REIT”, under the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be required to pay federal income tax if it distributes its earnings to its stockholders and continues to meet a number of other requirements.
          On March 31, 1998, Capital Crossing capitalized the Company by transferring mortgage loans valued at $140.7 million in exchange for 1,000 shares of the Company’s 8% Cumulative Non-Convertible Preferred Stock, Series B, valued at $1.0 million and 100 shares of the Company’s common stock valued at $139.7 million.
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
          On February 14, 2007, Capital Crossing was acquired by Aurora Bank through a two step merger transaction. An interim thrift subsidiary of Aurora Bank was merged into Capital Crossing. Immediately following such merger, Capital Crossing was merged into Aurora Bank. Under the terms of the agreement, Lehman Brothers paid $30.00 per share in cash in exchange for each outstanding share of Capital Crossing.
          All shares of the Company’s 9.75% Non-Cumulative Exchangeable Preferred Stock, Series A and 10.25% Non-Cumulative Exchangeable Preferred Stock, Series C were redeemed on March 23, 2007. The Company’s Series B preferred stock and Series D preferred stock remain outstanding and remain subject to their existing terms and conditions, including the call feature with respect to the Series D preferred stock.
          The financial information as of March 31, 2009 and the results of operations, changes in stockholders’ equity and cash flows for the three months ended March 31, 2009 and 2008 are unaudited; however, in the opinion of management, the financial information reflects all adjustments necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America (“GAAP”). On February 5, 2009, as discussed below, the Company agreed to transfer 207 loans secured primarily by commercial real estate and multifamily residential real estate to Aurora Bank in exchange for 205 loans secured primarily by residential real estate. As a result, during the quarter the Company reclassified all of its loan assets as held for sale and now records these loan assets at the lower of their cost or fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 65, “Accounting for Certain Mortgage Banking Activities.” Prior to February 5, 2009, the Company’s loan assets were recorded at historical cost adjusted for the amortization of any purchase discount and deferred fees less an allowance for loan losses. Interim results are not necessarily indicative of results to be expected for the entire year. These interim financial statements are intended to be read in conjunction with the financial statements presented in the Company’s Annual Report on Form 10-K as of, and for the year ended December 31, 2008.
          In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the fair value of loans held for sale. The fair value of the Company’s loan portfolio is estimated based upon an internal analysis by management which considers, among other factors, information, to the extent available, about then current sale prices, bids, credit quality, liquidity and other available information for loans with similar characteristics as the Company’s loan portfolio. For a more detailed discussion of the basis for the estimates of the fair value of the Company’s loan portfolio, please see Note 5, “Fair Market Value of Loans Held for Sale” below. Prior to February 5, 2009, material estimates also included the determination of the allowance for losses on loans, the allocation of purchase discount on loans between accretable and nonaccretable portions, and the rate at which the discount is accreted into interest income.

Note 2. Recent Developments
          Bankruptcy of Lehman Brothers Holdings Inc.
          On September 15, 2008, LBHI, the parent company of Aurora Bank, filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy code. The bankruptcy filing of LBHI has materially and adversely affected the capital and liquidity of Aurora Bank, the parent of the Company. This has led to increased regulatory constraints being placed on Aurora Bank by its bank regulatory authorities, primarily the OTS. Certain of these constraints apply to Aurora Bank’s subsidiaries, including the Company. As more fully discussed below, both the bankruptcy filing of LBHI and the increased regulatory constraints placed on Aurora Bank have negatively impacted the Company’s ability to conduct its business according to its business objectives.
          Abandoned Liquidation of the Company.
          On October 27, 2008, the Board of Directors of the Company (the “Board of Directors”) unanimously approved, subject to obtaining the approval of the OTS, the voluntary complete liquidation and dissolution of the Company. The liquidation and dissolution was approved by Aurora Bank, in its capacity as the holder of all of the outstanding common stock of the Company. In connection with the anticipated liquidation and dissolution, the Board of Directors also approved the voluntary delisting of the Series D preferred stock from The NASDAQ Stock Market, which was expected to occur concurrently with the consummation of the liquidation and dissolution.
          On October 28, 2008, Aurora Bank made a formal request to the OTS for a letter of non-objection with respect to the liquidation and dissolution of the Company. Following requests for additional information by the OTS, a second non-objection request was submitted by Aurora Bank on November 12, 2008. The OTS did not approve or grant a non-objection letter with respect to the liquidation and dissolution of the Company. On November 26, 2008, however, the OTS notified Aurora Bank that the outstanding Series D preferred stock of the Company would be afforded Tier 1 capital treatment at Aurora Bank at a time while Aurora Bank’s capital levels were continuing to decrease. Accordingly, given the refusal of the OTS to approve or grant a non-objection letter with respect to the proposed liquidation and dissolution, the Board of Directors approved the abandonment of the proposed liquidation and dissolution of the Company and the delisting of the Series D preferred stock.
          Asset Exchange
          On February 5, 2009, the Company and Aurora Bank entered into an Asset Exchange Agreement pursuant to which the Company agreed to transfer 207 loans secured primarily by commercial real estate and multifamily residential real estate (together, the “Loans”) to Aurora Bank in exchange for 205 loans secured primarily by residential real estate (the “Exchange”). The Loans represented substantially all of the Company’s assets, excluding cash and interest-bearing deposits as of December 31, 2008. The Exchange is subject to certain conditions to closing as well as the receipt of a non-objection letter from the OTS. Aurora Bank has made a formal request to the OTS for a letter of non-objection with respect to the Exchange, but it has not yet received the non-objection by the OTS in response to such request and there can be no assurances that the OTS will provide this non-objection or that the conditions to closing of the Exchange will be satisfied. If non-objection by the OTS is not received or the conditions to closing are not satisfied, the Exchange will not be consummated. The Company continues to consider potential alternative transactions during the pendency of the request for non-objection by the OTS, however there can be no assurances that any such alternative transaction will occur. As a result of entering into the Asset Exchange Agreement, the Company reclassified all of its loan assets as held for sale and now records these loan assets at the lower of their cost or fair value in accordance with SFAS No. 65, “Accounting for Certain Mortgage Banking Activities.”
          Aurora Bank — Regulatory Actions and Capital Levels
          On January 26, 2009, the OTS entered a cease and desist order against Aurora Bank (the “Order”). The Order, among other things, required Aurora Bank to file various privileged prospective operating plans with the OTS to manage the liquidity and operations of Aurora Bank going forward, including a strategic plan to be activated whenever Aurora Bank’s capital ratios are less than specified levels. This strategic plan will remain operative until the OTS confirms that the Order has been lifted based, among other things, on Aurora Bank’s capital ratios. The Order requires Aurora Bank to ensure that each of its subsidiaries, including the Company, complies with the Order, including the operating restrictions contained in the Order. These operating restrictions, among other things, restrict transactions with affiliates, contracts outside the ordinary course of business and changes in senior executive officers, board members or their employment arrangements without prior written notice to the OTS. More detailed information can be found in the Order itself, which was entered against Aurora Bank under its former name, Lehman Brothers Bank, FSB, a copy of which is available on the OTS’ website. In addition, on February 4, 2009, the OTS issued a prompt corrective action directive to Aurora Bank (the “PCA Directive”). The PCA Directive requires Aurora Bank to, among other things, raise its capital ratios such that it will be deemed to be “adequately capitalized” and places additional constraints on Aurora Bank and its subsidiaries, including the Company. More detailed information can be found in PCA Directive itself, which was entered against Aurora Bank under its former name, Lehman Brothers Bank, FSB, a copy of which is available on the OTS’ website.

          The OTS has informed Aurora Bank that prior approval of the OTS is not required under the Order or the PCA Directive for payment by the Company of dividends on the Series D preferred stock. There can be no assurance, however, that future dividends on the Series D preferred stock will not require prior approval of the OTS. There also can be no assurance that such approvals, if required, will be received from the OTS or when or if Aurora Bank will achieve sufficient regulatory capitalization levels to remove any such OTS approval requirement. Furthermore, any future dividends on the Series D preferred stock will be payable only when, as and if declared by the Board of Directors.
          During the first quarter of 2009, the bankruptcy court issued orders permitting LBHI to take certain actions intended to strengthen the capital position of Aurora Bank, including: (1) the contribution of up to an aggregate of $30 million in cash to Aurora Bank, (2) the transfer of ownership of certain servicing rights to a subsidiary of Aurora Bank, (3) the waiver of the payment by Aurora Bank and its subsidiaries of certain servicing fees to LBHI and (4) the termination of unfunded loan commitments of Aurora Bank and its subsidiaries with specified borrowers. These actions, together with others taken by Aurora Bank, resulted in Aurora Bank being “adequately capitalized” as of March 31, 2009 under applicable regulatory guidelines according to a recent public filing by Aurora Bank with the OTS. The classification of Aurora Bank’s capitalization level, however, is subject to review and acceptance by the OTS.
Note 3. Recent Accounting Pronouncements
          In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This standard defines fair values, establishes a framework for measuring fair value in conformity with GAAP, and expands disclosures about fair value measurements. Prior to this standard, there were varying definitions of fair value and limited guidance for applying those definitions under GAAP. In addition, the guidance was dispersed among many accounting pronouncements that require fair value measurements. This standard was intended to increase consistency and comparability in fair value measurements and disclosures about fair value measurements. The provisions of this standard became effective January 1, 2008. The Company applies the provisions of SFAS No. 157 in the determination of the fair value of the loan assets for purposes of the determination of the lower of cost or fair value of the loans held for sale.
          In April 2009, the FASB issued Staff Position (FSP) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP 157-4 emphasizes that the objective of fair value measurement described in SFAS No. 157 remains unchanged and provides additional guidance for determining whether market activity for a financial asset or liability has significantly decreased and for identifying circumstances that indicate that transactions are not orderly. FSP 157-4 indicates that if a market is determined to be inactive and the related market price is deemed to be reflective of a “distressed sale” price, then management judgment may be required to estimate fair value. Further, FSP 157-4 identifies factors to be considered when determining whether or not a market is inactive. FSP 157-4 is effective for the Company, as of June 30, 2009, with early adoption permitted as of March 31, 2009. The Company did not elect to early-adopt the FSP, and is currently evaluating the impact of adoption on the Company’s financial statements.
          In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP 107-1 and APB 28-1 amend SFAS No. 107, “Disclosures About Fair Value of Financial Instruments", and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” to require disclosures about fair values of financial instruments in all interim financial statements. Once adopted, the disclosures required by FSP 107-1 and APB 28-1 are to be provided prospectively. FSP 107-1 and APB 28-1 are effective for the Company, as of June 30, 2009, with early adoption permitted as of March 31, 2009. The Company did not elect to early-adopt either FSP 107-1 or APB 28-1.
Note 4. Loans
          As a result of entering into the Asset Exchange Agreement and in accordance with SFAS No. 65, “Accounting for Certain Mortgage Banking Activities”, effective February 5, 2009 all of the Company’s loan assets are considered held for sale and valued at the lower of their cost or fair value. As discussed in more detail in Note 5 below, the fair value of the Company’s loan portfolio was estimated based upon an internal analysis by management which considered, among other factors, information, to the extent available, about then current sale prices, bids, credit quality, liquidity and other available information for loans with similar characteristics as the Company’s loan portfolio.
          The amount by which the cost of the Company’s loan assets exceeded the fair value at the date the loans were reclassified as held for sale was recognized as a valuation allowance. Subsequent changes to the valuation allowance will be included in the determination of net income in the period in which the change occurs. Increases in the fair value of the loan assets will be recognized only up to the cost of the loans on the date they were classified as held for sale.
          Any remaining discount relating to the purchase of the loans by the Company is not amortized as interest revenue during the period the loans are classified as held for sale. Deferred revenue associated with loans held for sale is deferred until the related loan is sold.

          Commercial mortgage loans constituted approximately 60.3% of the fair value of the Company’s total loan portfolio at March 31, 2009. Commercial mortgage loans are generally subject to greater risks than other types of loans. The Company’s commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, tend to have shorter maturities than other mortgage loans and may not be fully amortizing.
          A summary of the fair value of the Company’s loans, which were considered held for sale as of March 31, 2009, follows:

March 31,
2009
(in thousands)
Mortgage loans on real estate:
Commercial real estate	$21,463
Multi-family residential	13,484
One-to-four family residential	617

Total	35,564
Other	9

Total loans	35,573

Less:
Net deferred loan fees	(27)

Loans, net of valuation allowance of $15,181	$35,546

     A summary of the balances of the Company’s loans, which were considered held for investment as of December 31, 2008, follows:

December 31,
2008
(in thousands)
Mortgage loans on real estate:
Commercial real estate	$31,647
Multi-family residential	20,384
One-to-four family residential	981

Total	53,012
Other	13

Total loans, net of discounts	53,025

Less:
Allowance for loan losses	(915)
Net deferred loan fees	(27)

Loans, net	$52,083

          During the three months ended March 31, 2009, the Company reversed a $915,000 allowance for loan losses and recorded a valuation allowance of $15,181,000 to reflect the reclassification of the Company’s loan portfolio as held for sale. Because the Company’s loan portfolio is now recorded at its fair value in accordance with SFAS No. 65, “Accounting for Certain Mortgage Banking Activities” and the determination of fair value includes, among other factors, consideration of the creditworthiness of borrowers, no allowance for loan losses existed at March 31, 2009, compared to an allowance for loan losses of approximately $1.1 million at March 31, 2008 and $915,000 at December 31, 2008.

          Activity in the allowance for loan losses follows:

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)
Balance at beginning of period	$915	$1,180
Provision for loan losses	(915)	(115)

Balance at end of period	$—	$1,065

          Since the Company’s loan portfolio is now classified as held for sale and recorded at its fair value in accordance with SFAS No. 65, “Accounting for Certain Mortgage Banking Activities”, there was no nonaccretable discount at March 31, 2009. At March 31, 2008, there was a nonaccretable discount of $155,000 related to two loans (neither of which were non-performing) with an aggregate net investment balance of $202,000. No loans were acquired in 2009 or 2008.
          The estimated fair value of non-performing loans totaled $2.0 million as of March 31, 2009. Non-performing loans, net of discount, totaled $492,000 as of March 31, 2008. The increase in non-performing assets is due to the fact that 11 loans, representing 8 borrowers, were not performing as of March 31, 2009.
Note 5. Fair Market Value of Loans Held for Sale
          As a result of entering into the Asset Exchange Agreement and in accordance with SFAS No. 65, “Accounting for Certain Mortgage Banking Activities”, effective February 5, 2009 the Company’s loans have been reclassified as held for sale and are currently recorded at the lower of cost or fair value in the Balance Sheet. SFAS No. 157, “Fair Value Measurements”, defines fair value and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. SFAS No. 157 defines fair value as the price at which an asset or liability could be exchanged in a current transaction between knowledgeable, willing parties. Where available, fair value is based on observable market prices or inputs or derived from such prices or inputs. Where observable prices or inputs are not available, other valuation methodologies are applied. At March 31, 2009, the fair value of the Company’s loan portfolio was estimated based upon an internal analysis by management which considered, among other factors, information, to the extent available, about then current sale prices, bids, credit quality, liquidity and other available information for loans with similar characteristics as the Company’s loan portfolio. The valuation of the loan portfolio involves some level of management estimation and judgment, the degree of which is dependent on the terms of the loans and the availability of market prices and inputs.
          SFAS No. 157 requires the categorization of financial assets and liabilities based on a hierarchy of the inputs to the valuation techniques used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level I) and the lowest priority to valuation methods using unobservable inputs (Level III). The three levels are described below:
Level I — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Level II — Inputs are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.
Level III — Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.
The loans’ categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation.
          The categorization of the level of judgment in the fair value determination of the Company’s loans at March 31, 2009 was:

	Level I	Level II	Level III	Total
	(in thousands)
Loans Held for Sale	—	—	$35,546	$35,546

	—	—	$35,546	$35,546

          The table presented below summarizes the change in balance sheet carrying value associated with Level III loans during the three months ended March 31, 2009. Caution should be utilized when evaluating reported net revenues for Level III loans.

		Net
	Balance	Payments,	Net	Gains / (Losses)		Balance
	December 31,	Purchases	Transfers	Included In Revenue (1)		March 31,
	2008	and Sales	In/(Out)	Realized	Unrealized	2009
			(in thousands)
Loans Held for Sale	$0	$0	$50,727	$0	($15,181)	$35,546

Total	$0	$0	$50,727	$0	($15,181)	$35,546

(1)	The current period gains/ (losses) from changes in values of Level III loans represent gains/ (losses) from changes in values of those loans only for the period(s) in which the loans were classified as Level III.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          This report contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could” are intended to identify such forward-looking statements. These statements are not historical facts, but instead represent the Company’s current expectations, plans or forecasts of its future results, growth opportunities, business outlook, loan growth, credit losses, liquidity position and other similar matters, including, but not limited to, the ability to pay dividends with respect to the Series D preferred stock, the consummation of the pending asset exchange, future bank regulatory actions that may impact the Company and the effect of the bankruptcy of LBHI on the Company. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond the Company’s control. Actual outcomes and results may differ materially from those expressed in, or implied by, the Company’s forward-looking statements. You should not place undue reliance on any forward-looking statement and should consider all uncertainties and risks, including, among other things, the risks set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2008, as well as those discussed in any of the Company’s other subsequent Securities and Exchange Commission filings. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.
          Possible events or factors could cause results or performance to differ materially from what is expressed in our forward-looking statements. These possible events or factors include, but are not limited to, those risk factors discussed under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 or in Item 1A of this Quarterly Report on Form 10-Q, and the following: limitations by regulatory authorities on the Company’s ability to implement its business plan and restrictions on its ability to pay dividends; further regulatory limitations on the business of Aurora Bank that are applicable to the Company; negative economic conditions that adversely affect the general economy, housing prices, the job market, consumer confidence and spending habits which may affect, among other things, the credit quality of our loan portfolios (the degree of the impact of which is dependent upon the duration and severity of these conditions); the level and volatility of interest rates; changes in consumer, investor and counterparty confidence in, and the related impact on, financial markets and institutions; legislative and regulatory actions which may adversely affect the Company’s business and economic conditions as a whole; the impact of litigation and regulatory investigations; various monetary and fiscal policies and regulations; changes in accounting standards, rules and interpretations and the impact on the Company’s financial statements; inability to consummate the pending asset exchange; and changes in the nature and quality of the types of loans held by the Company.
          The following discussion of the Company’s financial condition, results of operations, capital resources and liquidity should be read in conjunction with the financial statements and related notes included elsewhere in this report and the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission (the “SEC”).

Executive Level Overview
          Aurora Bank owns all of the Company’s common stock. The Company’s Series B preferred stock and Series D preferred stock remain outstanding and remain subject to their existing terms and conditions, including the call feature with respect to the Series D preferred stock.
          All of the mortgage assets in the Company’s loan portfolio at March 31, 2009 were acquired from Capital Crossing, previously the sole common stockholder, and it is anticipated that substantially all additional mortgage assets, if any assets are acquired in the future, will be acquired from Aurora Bank, currently the sole common stockholder. As of March 31, 2009, the Company held loans acquired from Capital Crossing with an aggregate fair value of approximately $35.5 million.
          Commercial mortgage loans constituted approximately 60.3% of the fair value of the Company’s total loan portfolio at March 31, 2009. Commercial mortgage loans are generally subject to greater risks than other types of loans. The Company’s commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, tend to have shorter maturities than other mortgage loans and may not be fully amortizing. For these reasons, the Company may experience higher rates of default on its mortgage loans than it would if its loan portfolio was more diversified and included a greater number of owner-occupied residential or other mortgage loans. In the event that the Exchange is consummated, the Company’s loan portfolio will consist primarily of loans secured by residential real estate.
          Properties underlying the Company’s current mortgage assets are also concentrated primarily in California, New England and Nevada. As of March 31, 2009, approximately 62.7% of the fair value of the Company’s mortgage loans were secured by properties located in California, 7.0% in New England and 5.3% in Nevada. Beginning in 2007, throughout 2008 and continuing into 2009, the housing and real estate sectors in California and Nevada were hit particularly hard by the recession with higher overall foreclosure rates than the national average. If these regions experience further adverse economic, political or business conditions, or natural hazards, the Company will likely experience higher rates of loss and delinquency on its mortgage loans than if its loans were more geographically diverse.
          Net income available to the common stockholder decreased approximately $15.1 million to a net loss of approximately $14.4 million for the three months ended March 31, 2009, compared to net income of $730,000 for the same period in 2008. The decrease in net income available to the common stockholder is primarily the result of recording a non-cash unrealized valuation allowance of approximately $15.1 million associated with recording the loan portfolio at fair value as a result of the reclassification of the Company’s loan portfolio to held for sale in connection with the signing of the Asset Exchange Agreement, which was partially offset by a $915,000 reversal of the allowance for loan losses as a result of this change. The decline in net income also was caused by a decrease in interest income resulting from the discontinuance of the amortization of purchase discount and fees on loans as a result of the loans being reclassified to held for sale during the first quarter of 2009, combined with an increase in general and administrative expenses during the quarter. Because the Company’s loan portfolio is now recorded at its fair value in accordance with SFAS No. 65, “Accounting for Certain Mortgage Banking Activities”, no allowance for loan losses was recorded at March 31, 2009, compared to an allowance for loan losses of approximately $1.1 million at March 31, 2008.
          Decisions regarding the utilization of the Company’s cash are based, in large part, on its current and future commitments to pay preferred stock dividends and its ability to pay dividends on its preferred stock and common stock in amounts necessary to continue to preserve its status as a REIT under the Internal Revenue Code. Future decisions regarding mortgage asset acquisitions and returns of capital will be based on the levels of the Company’s cash and cash equivalents at the time, the preferred stock dividends at the time and the required income necessary to generate adequate dividend coverage in the future, the dividends on its preferred stock and common stock necessary to continue to preserve the Company’s status as a REIT and other factors determined to be relevant at the time.
Impact of Economic Recession
          The U.S. economy is currently in a recession. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and underemployment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of delinquencies, decreased consumer spending, lack of confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on borrowers, and lack of confidence in the financial markets have negatively impacted, and may further negatively impact, the credit quality of our commercial loan portfolio and may impact the credit quality of our residential loan portfolio. The depth and breadth of the downturn as well as the resulting impacts on the credit quality of both our commercial and residential loan portfolios remain unclear. We expect, however, continued market turbulence and economic uncertainty to continue well into 2009. This may result in further reductions in the fair value of the loans held for sale in future periods.

Bankruptcy of LBHI
          On September 15, 2008, LBHI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Aurora Bank is a subsidiary of LBHI. Aurora Bank has not been placed into bankruptcy, reorganization, conservatorship or receivership and the Company has not filed for bankruptcy protection. We expect, however, that the bankruptcy of LBHI may limit the ability of LBHI to contribute capital to Aurora Bank now or in the future. In addition, the timing and amount of any payments received by Aurora Bank with respect to debts owned to Aurora Bank by LBHI may be limited by the bankruptcy of LBHI, which could in turn negatively impact the assets, capital levels and regulatory capital ratios of Aurora Bank. During the first quarter of 2009, the bankruptcy court issued orders permitting LBHI to take certain actions intended to strengthen the capital position of Aurora Bank, including: (1) the contribution of up to an aggregate of $30 million in cash to Aurora Bank, (2) the transfer of ownership of certain servicing rights to a subsidiary of Aurora Bank, (3) the waiver of the payment by Aurora Bank and its subsidiaries of certain servicing fees to LBHI and (4) the termination of unfunded loan commitments of Aurora Bank and its subsidiaries with specified borrowers. These actions, together with others taken by Aurora Bank, resulted in Aurora Bank being “adequately capitalized” as of March 31, 2009 under applicable regulatory guidelines according to a recent public filing by Aurora Bank with the OTS. The classification of Aurora Bank’s capitalization level, however, is subject to review and acceptance by the OTS. The Company is dependent in virtually every phase of its operations on the management of Aurora Bank and as a subsidiary of Aurora Bank is subject to regulation by federal banking authorities. The bankruptcy of LBHI and its potential negative effects on Aurora Bank has resulted in increased oversight, and we expect will continue to result in increased oversight, of the Company by the OTS and may result in further restrictions on the Company’s ability to conduct its business.
Abandoned Liquidation of the Company
          On October 27, 2008, the Board of Directors unanimously approved, subject to obtaining the approval of the OTS, the voluntary complete liquidation and dissolution of the Company. The liquidation and dissolution was approved by Aurora Bank, in its capacity as the holder of all of the outstanding common stock of the Company. In connection with the anticipated liquidation and dissolution, the Board of Directors also approved the voluntarily delisting of the Series D preferred stock from The NASDAQ Stock Market, which was expected to occur concurrently with the consummation of the liquidation and dissolution.
          On October 28, 2008, Aurora Bank made a formal request to the OTS for a letter of non-objection with respect to the liquidation and dissolution of the Company. Following requests for additional information by the OTS, a second formal non-objection request was submitted by Aurora Bank on November 12, 2008. The OTS did not approve or grant a non-objection letter with respect to the liquidation and dissolution of the Company. On November 26, 2008, however, the OTS notified Aurora Bank that the outstanding Series D preferred stock of the Company would be afforded Tier 1 capital treatment at Aurora Bank at a time while Aurora Bank’s capital levels were continuing to decrease. Accordingly, given the refusal of the OTS to approve or grant a non-objection letter with respect to the proposed liquidation and dissolution, the Board of Directors approved the abandonment of the proposed liquidation and dissolution of the Company and the delisting of the Series D preferred stock.
Asset Exchange
          On February 5, 2009, the Company and Aurora Bank entered into an Asset Exchange Agreement pursuant to which the Company agreed to transfer 207 loans secured primarily by commercial real estate and multifamily residential real estate to Aurora Bank in exchange for 205 loans secured primarily by residential real estate. The Loans represented substantially all of the Company’s assets, excluding cash and interest-bearing deposits, as of December 31, 2008. The Exchange is subject to certain conditions to closing as well as the receipt of a non-objection letter from the OTS. Aurora Bank has made a formal request to the OTS for a letter of non-objection with respect to the Exchange, but it has not yet received the non-objection by the OTS in response to such request and there can be no assurances that the OTS will provide this non-objection or that the conditions to closing of the Exchange will be satisfied. If non-objection by the OTS is not received or the conditions to closing are not satisfied, the Exchange will not be consummated. The Company continues to consider potential alternative transactions during the pendency of the request for non-objection by the OTS, however there can be no assurances that any such alternative transaction will occur. As a result of entering into the Asset Exchange Agreement, the Company reclassified all of its loan assets as held for sale and now records these loan assets at the lower of their cost or fair value in accordance with SFAS No. 65, “Accounting for Certain Mortgage Banking Activities.”
Regulatory Actions Involving Aurora Bank
          On January 26, 2009, the OTS entered a cease and desist order against Aurora Bank. The Order, among other things, required Aurora Bank to file various privileged prospective operating plans with the OTS to manage the liquidity and operations of Aurora Bank going forward, including a strategic plan to be activated whenever Aurora Bank’s capital ratios are less than specified levels. This strategic plan will remain operative until the OTS confirms that the Order has been lifted based, among other things, on Aurora Bank’s capital ratios. The Order requires Aurora Bank to ensure that each of its subsidiaries, including the Company, complies with the Order, including the operating restrictions contained in the Order. These operating restrictions, among other things, restrict transactions with affiliates, contracts outside the ordinary course of business and changes in senior executive officers, board members or their employment arrangements without prior written notice to the OTS. In addition, on February 4, 2009, the OTS issued a prompt corrective action directive to Aurora Bank. The PCA Directive requires Aurora Bank to, among other things, raise its capital ratios such that it will be deemed to be “adequately capitalized” and places additional constraints on Aurora Bank and its subsidiaries, including the Company. More detailed information can be found in the Order and the PCA Directive themselves, which were entered against Aurora Bank under its former name, Lehman Brothers Bank, FSB, copies of which are available on the OTS’ website.
          The OTS has informed Aurora Bank that prior approval of the OTS is not required under the Order or the PCA Directive for payment by the Company of dividends on the Series D preferred stock. There can be no assurance, however, that future dividends on the Series D preferred stock will not require prior approval of the OTS. There also can be no assurance that such approvals, if required, will be received from the OTS or when or if Aurora Bank will achieve sufficient regulatory capitalization levels to remove any such OTS approval requirement. Furthermore, any future dividends on the Series D preferred stock will be payable only when, as and if declared by the Board of Directors. The bankruptcy of LBHI and its potential negative effects on Aurora Bank has resulted in increased oversight, and we expect will continue to result in increased oversight, of the Company by the OTS and may result in further restrictions on the Company’s ability to conduct its business.
Application of Critical Accounting Policies and Estimates
          Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses in the reporting period. Our actual results may differ from these estimates. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date on the front cover of this report. Although a number of our significant accounting policies have changed since all of the Company’s loan assets are now considered held for sale and, as discussed further below, valued at the lower of their cost or fair value in accordance with SFAS No. 65, “Accounting for Certain Mortgage Banking Activities”, the remainder of the Company’s significant accounting policies summarized in Note 1 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 remain in effect.
          Loans Held for Sale. On February 5, 2009, the Company agreed to transfer 207 loans secured primarily by commercial real estate and multifamily residential real estate to Aurora Bank in exchange for 205 loans secured primarily by residential real estate. As a result, during the quarter the Company reclassified all of its loan assets as held for sale and now records these loan assets at the lower of their cost or fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 65, “Accounting for Certain Mortgage Banking Activities.” Prior to February 5, 2009, the Company’s loan assets were recorded at historical cost less an allowance for loan losses. The fair value of the Company’s loan portfolio as of March 31, 2009 was estimated based upon an internal analysis by management which considered, among other factors, information, to the extent available, about then current sale prices, bids, credit quality, liquidity and other available information for loans with similar characteristics as the Company’s loan portfolio.
          The amount by which the cost of the Company’s loan assets exceeded the fair value at the date the loans were reclassified as held for sale was recognized as a valuation allowance. Subsequent changes to the valuation allowance will be included in the determination of net income in the period in which the change occurs. Increases in the fair value of the loan assets will be recognized only up to the cost of the loans on the date they were classified as held for sale.
          Any remaining discount relating to the purchase of the loans by the Company are not amortized as interest revenue during the period the loans are classified as held for sale. Deferred revenue associated with loans held for sale is deferred until the related loan is sold.
          Discounts on Acquired Loans. Prior to entering into the Asset Exchange Agreement on February 5, 2009, in accordance with Statement of Position (“SOP”) No. 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” the Company reviewed acquired loans for differences between contractual cash flows and cash flows expected to be collected from the Company’s initial investment in the acquired loans to determine if those differences were attributable, at least in part, to credit quality. If those differences were attributable to credit quality, the loan’s contractually required payments receivable in excess of the amount of its cash flows expected at acquisition, or nonaccretable discount, was not accreted into income. Prior to February 5, 2009, SOP No. 03-3 required that the Company recognize the excess of all cash flows expected at acquisition over the Company’s initial investment in the loan as interest income using the interest method over the term of the loan. This excess is referred to as accretable discount.

          No loans acquired since the adoption of SOP No. 03-3 were within the scope of the SOP.
          Loans which, at acquisition, do not have evidence of deterioration of credit quality since origination are outside the scope of SOP No. 03-3. For such loans, the discount, representing the excess of the amount of reasonably estimable and probable discounted future cash collections over the purchase price, was accreted into interest income using the interest method over the term of the loan. Prepayments were not considered in the calculation of accretion income. Additionally, discount was not accreted on non-performing loans.
          There was judgment involved in estimating the amount of the Company’s future cash flows on acquired loans. The amount and timing of actual cash flows could differ materially from management’s estimates. If cash flows cannot be reasonably estimated for any loan, and collection was not probable, the cost recovery method of accounting was used. Under the cost recovery method, any amounts received were applied against the recorded amount of the loan. Nonaccretable discount was generally offset against the related principal balance when the amount at which a loan was resolved or restructured was determined. There was no effect on the income statement as a result of these reductions.
          Subsequent to acquisition, if cash flow projections improve, and it was determined that the amount and timing of the cash flows related to the nonaccretable discount were reasonably estimable and collection was probable, the corresponding decrease in the nonaccretable discount was transferred to the accretable discount and was accreted into interest income over the remaining life of the loan on the interest method. If cash flow projections deteriorated subsequent to acquisition, the decline was accounted for through a provision for loan losses included in earnings.
          Allowance for Loan Losses. Prior to entering into the Asset Exchange Agreement on February 5, 2009 and reclassifying the loans as held for sale, the Company maintained an allowance for probable loan losses that were inherent in its loan portfolio. Since the loan portfolio is now classified as held for sale and recorded at the lower of its cost or fair value, the Company will no longer maintain an allowance for loan losses. In prior periods, arriving at an appropriate level of allowance for loan losses required a high degree of judgment. The allowance for loan losses was increased or decreased through a provision for loan losses.
          In determining the adequacy of the allowance for loan losses, management made significant judgments. Aurora Bank initially reviewed the Company’s loan portfolio to identify loans for which specific allocations were considered prudent. Specific allocations included the results of measuring impaired loans under Statement of Financial Accounting Standards (“SFAS”) No. 114 “Accounting by Creditors for Impairment of a Loan”. Next, management considered the level of loan allowances deemed appropriate for loans determined not to be impaired under SFAS No. 114. The allowance for these loans was determined by a formula whereby the portfolio was stratified by type and internal risk rating categories. Loss factors were then applied to each strata based on various considerations including collateral type, loss experience, delinquency trends, current economic conditions and industry standards. The allowance for loan losses was management’s estimate of the probable loan losses incurred as of the balance sheet date.
          The determination of the allowance for loan losses required management’s use of significant estimates and judgments. In making this determination, management considered known information relative to specific loans, as well as collateral type, loss experience, delinquency trends, current economic conditions and industry trends, generally. Based on these factors, management estimated the probable loan losses incurred as of the reporting date and increased or decreased the allowance through a change in the provision for loan losses. Loan losses were charged against the allowance when management believed the net investment of the loan, or a portion thereof, was uncollectible. Subsequent recoveries, if any, were credited to the allowance when cash payments were received.
          Gains and losses on sales of loans were determined using the specific identification method. The excess (deficiency) of any cash received as compared to the net investment was recorded as gain (loss) on sales of loans. There were no loans sold during the three months ended March 31, 2009.

Results of Operations for the Three Months Ended March 31, 2009 and 2008
Interest income
          The following table sets forth the yields on the Company’s interest-earning assets for the periods indicated:

	Three Months Ended March 31,
	2009			2008
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield
	(dollars in thousands)
Loans, net (1)	$48,847	$829	6.88%	$64,730	$1,295	8.05%
Interest-bearing deposits	44,398	191	1.74	52,146	227	1.75

Total interest-earning assets	$93,245	$1,020	4.44%	$116,876	$1,522	5.24%

(1)	For purposes of providing a meaningful yield comparison, the forgoing table reflects the average cost of the loans, net of discounts, and not the fair value of the loan portfolio. Non-performing loans are excluded from average balance calculations.
          The decline in interest income for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 is primarily due to a decrease in the average balance of loans and interest-bearing deposits and a decrease in the yield on loans.
          The average cost of the loans, net of discounts, for the three months ended March 31, 2009 totaled $48.8 million compared to $64.7 million for the same period in 2008. This decrease is primarily attributable to loan payoffs and amortization. No loans have been acquired by the Company since 2005 and management currently has no intention of acquiring additional loans other than in connection with the potential asset exchange (or alternative transaction). For the three months ended March 31, 2009, the yield on the loan portfolio decreased to 6.88% compared to 8.05% for the same period in 2008. For the three months ended March 31, 2009, interest and fee income recognized on loan payoffs decreased $13,000, or 12.6%, to $90,000 from $103,000 for the three months ended March 31, 2008. The level of interest and fee income recognized on loan payoffs varies for numerous reasons, as further discussed below. The yield from regularly scheduled interest and accretion income decreased to 6.13% for the three months ended March 31, 2009 from 7.41% for the same period in 2008 primarily as a result of decreases in market interest rates as well as the payoff or paydown of a number of fixed high-rate loans during the first quarter of 2009.
          The average balance of interest-bearing deposits decreased $7.7 million or 14.9% to $44.4 million for the three months ended March 31, 2009, compared to $52.1 million for the same period in 2008. The changes in the average balances of interest-bearing deposits are the result of periodic dividend payments partially offset by cash inflows from loan repayments. The interest rate on interest-bearing deposits remained static for the three months ended March 31, 2009 as compared to the same period in 2008.
          The table above presents the average cost balance of the Company’s loans, net of discounts, and does not present the loans at their fair value. Therefore, income on loans includes the portion of the purchase discount that is accreted into income over the remaining lives of the related loans using the interest method. Because the carrying value of the loan portfolio is net of purchase discount, the related yield on this portfolio generally is higher than the aggregate contractual rate paid on the loans. The total yield includes the excess of a loan’s expected discounted future cash flows over its net investment, recognized using the interest method.
          When a loan is paid off, the excess of any cash received over the net investment is recorded as interest income. In addition to the amount of purchase discount that is recognized at that time, income may also include interest owed by the borrower prior to Capital Crossing’s acquisition of the loan, interest collected if on non-performing status, prepayment fees and other loan fees (“other interest and fee income”). The following table sets forth, for the periods indicated, the components of interest and fees on loans. There can be no assurance regarding future interest income, including the yields and related level of such income, or the relative portion attributable to loan payoffs as compared to other sources.

	Three Months Ended March 31,
	2009		2008
	Interest		Interest
	Income	Yield	Income	Yield
	(dollars in thousands)
Regularly scheduled interest and accretion income	$739	6.13%	$1,192	7.41%

Interest and fee income recognized on loan payoffs:
Accretable discount	70	0.58	58	0.36
Other interest and fee income	20	0.17	45	0.28

	90	0.75	103	0.64

	$829	6.88%	$1,295	8.05%

          The amount of loan payoffs and related discount income is influenced by several factors, including the interest rate environment, the real estate market in particular areas, the timing of transactions, and circumstances related to individual borrowers and loans. The amount of individual loan payoffs is often times a result of negotiations between the Company and the borrower. Based upon credit risk analysis and other factors, the Company will, in certain instances, accept less than the full amount contractually due in accordance with the loan terms.
Provision for loan losses
          Prior to entering into the Asset Exchange Agreement on February 5, 2009 and reclassifying the loans as held for sale, the Company maintained an allowance for probable loan losses that were inherent in its loan portfolio. Since the loan portfolio is now classified as held for sale and recorded at the lower of its cost or fair value, the Company will no longer maintain an allowance for loan losses as the determination of fair value includes consideration of, among other factors, the creditworthiness of borrowers. During the three months ended March 31, 2009, the Company recorded a $915,000 reversal of the allowance for loan losses and recorded a valuation allowance of $15,181,000 to reflect the change to record the Company’s loan portfolio at fair value. Prior to the reclassification of the loan portfolio, the determination of the allowance for loan losses required management’s use of significant estimates and judgments. In making this determination, management considered known information relative to specific loans, as well as collateral type, loss experience, delinquency trends, current economic conditions and industry trends, generally. Based on these factors, management estimated the probable loan losses incurred as of the reporting date and increased or decreased the allowance through a change in the provision for loan losses. The Company recorded a reduction of the allowance for loan losses of $115,000 for the three months ended March 31, 2008 due to the decrease in the balance of loans due to payoffs without a significant change in the credit profile of the remaining portfolio during the period.
Operating expenses
          Loan servicing and advisory expenses decreased $4,000, or 8.3%, to $44,000 for the three months ended March 31, 2009 from $48,000 for the three months ended March 31, 2008 primarily as a result of the decrease in the average balance of the loan portfolio.
          Other general and administrative expenses increased $243,000, or 565.1%, to $286,000 for the three months ended March 31, 2009 from $43,000 for the three months ended March 31, 2008 primarily as a result of the increase in legal expenses related to the Exchange and SEC reporting matters. Management believes that these legal expenses resulted in a one-time increase in general and administrative expenses and do not represent a trend.
Preferred stock dividends
          Preferred stock dividends remained the same for the three months ended March 31, 2009 compared to the same period in 2008. The Company, subject to directives of the OTS, intends to pay dividends on its preferred stock and common stock in amounts necessary to continue to preserve its status as a REIT under the Internal Revenue Code. The OTS has informed Aurora Bank that prior approval of the OTS is not required under the Order or the PCA Directive for payment by the Company of dividends on the Series D preferred stock. There can be no assurance, however, that future dividends on the Series D preferred stock will not require prior approval of the OTS. There also can be no assurance that such approvals, if required, will be received from the OTS or when or if Aurora Bank will achieve sufficient regulatory capitalization levels to remove any such OTS approval requirement. Furthermore, any future dividends on the Series D preferred stock will be payable only when, as and if declared by the Board of Directors.

Changes in Financial Condition
Interest-bearing deposits with parent
          Interest-bearing deposits with parent consist entirely of money market accounts with Aurora Bank. The balance of interest-bearing deposits increased $2.4 million to $45.9 million at March 31, 2009 compared to $43.5 million at December 31, 2008. The increase in the balance of interest-bearing deposits is primarily a result of cash flows from loan repayments.
Loan portfolio
          A summary of the fair value of the Company’s loans, which were considered held for sale as of March 31, 2009, follows:

March 31,
2009
(in thousands)
Mortgage loans on real estate:
Commercial real estate	$21,463
Multi-family residential	13,484
One-to-four family residential	617

Total	35,564
Other	9

Total loans	35,573

Less:
Net deferred loan fees	(27)

Loans, net of valuation allowance of $15,181	$35,546

          A summary of the balances of the Company’s loans, which were considered held for investment as of December 31, 2008, follows:

December 31,
2008
(in thousands)
Mortgage loans on real estate:
Commercial real estate	$31,647
Multi-family residential	20,384
One-to-four family residential	981

Total	53,012
Other	13

Total loans, net of discounts	53,025

Less:
Allowance for loan losses	(915)
Net deferred loan fees	(27)

Loans, net	$52,083

          The decrease in the total amount of loans is primarily attributable the reclassification of the Company’s loans to held for sale in connection with entering into the Asset Exchange Agreement and the related valuation allowance recorded to reflect the loans at the lower of their cost or fair value. The Company has historically acquired primarily performing commercial real estate and multifamily residential mortgage loans. During the three month periods ended March 31, 2009 and March 31, 2008, the Company did not acquire any loans from Aurora Bank.

          The Company intends that each loan acquired from Aurora Bank in the future, if any are acquired in the future, will be a whole loan, and will be originated or acquired by Aurora Bank in the ordinary course of its business. The Company also intends that all loans held by it will be serviced pursuant to its master service agreement with Aurora Bank.
          The estimated fair value of non-performing loans totaled $2.0 million as of March 31, 2009. Non-performing loans, net of discount, totaled $492,000 as of March 31, 2008. The increase in non-performing assets is due to the fact that 11 loans, representing 8 borrowers, were not performing as of March 31, 2009. Loans generally are placed on non-performing status and the accrual of interest is generally discontinued when the collectability of principal and interest is not probable or estimable. Unpaid interest income previously accrued on such loans is reversed against current period interest income. A loan is returned to accrual status when it is brought current in accordance with management’s anticipated cash flows at the time of acquisition and collection of future principal and interest is probable and estimable.
Allowance for Loan Losses
          Prior to entering into the Asset Exchange Agreement on February 5, 2009 and reclassifying the loans as held for sale, the Company maintained an allowance for probable loan losses that were inherent in its loan portfolio. Since the loan portfolio is now classified as held for sale and recorded at the lower of its cost or fair value, the Company will no longer maintain an allowance for loan losses as the determination of fair value includes consideration of, among other factors, the creditworthiness of borrowers. During the three months ended March 31, 2009, the Company recorded a $915,000 reversal of the allowance for loan losses and recorded a valuation allowance of $15,181,000 to reflect the change to record the Company’s loan portfolio at fair value. Prior to the reclassification of the loan portfolio, the determination of the allowance for loan losses required management’s use of significant estimates and judgments. In making this determination, management considered known information relative to specific loans, as well as collateral type, loss experience, delinquency trends, current economic conditions and industry trends, generally. Based on these factors, management estimated the probable loan losses incurred as of the reporting date and increased or decreased the allowance through a change in the provision for loan losses.
          The following table sets forth certain information relating to the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)
Balance at beginning of period	$915	$1,180
Provision for loan losses	(915)	(115)

Balance at end of period	$—	$1,065

          The decrease in the allowance for the three months ended March 31, 2008 was attributable to the decrease in the balance of loans due to payoffs without a significant change in the credit profile of the remaining portfolio during the period.
Interest Rate Risk
          The Company’s income consists primarily of interest income. If there is a decline in market interest rates, the Company may experience a reduction in interest income and a corresponding decrease in funds available to be distributed to its stockholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on floating-rate loans and interest-bearing deposits are based and from prepayments of mortgage loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets. The Company does not intend to use any derivative products to manage its interest rate risk. The majority of the Company’s loan portfolio consists of fixed rate loans with contractual interest rates that are not affected by changes in market interest rates. Approximately 27% of the Company’s loan portfolio, however, is comprised of floating-rate loans with contractual interest rates that may fluctuate based on changes in market interest rates. In addition, negative fluctuations in interest rates could reduce the amount of interest paid on interest-bearing cash deposits of the Company, which could negatively impact the amount of cash available to pay dividends on the Series D preferred stock. The Company is not able to precisely quantify the potential impact on its operating results or funds available for distribution to stockholders from material changes in interest rates.

Significant Concentration of Credit Risk
          Concentration of credit risk generally arises with respect to the Company’s loan portfolio when a number of borrowers engage in similar business activities, or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of Company’s performance to both positive and negative developments affecting a particular industry or geographic region. The Company’s balance sheet exposure to geographic concentrations directly affects the credit risk of the loans within its loan portfolio.
          At March 31, 2009, 62.7%, 7.0% and 5.3% of the fair value of the Company’s real estate loan portfolio consisted of loans in California, New England and Nevada respectively. At December 31, 2008, 64.5%, 7.4% and 5.1% of the Company’s net real estate loan portfolio consisted of loans located in California, New England and Nevada, respectively. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political or business developments or natural hazards in California, New England or Nevada that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages. Beginning in 2007, throughout 2008 and continuing into 2009, the housing and real estate sectors in California and Nevada were hit particularly hard by the recession with higher overall foreclosure rates than the national average. If these regions experience further adverse economic, political or business conditions, or natural hazards, the Company will likely experience higher rates of loss and delinquency on its mortgage loans than if its loans were more geographically diverse.
Liquidity Risk Management
          The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company’s financial commitments. In managing liquidity risk, the Company takes into account various legal limitations placed on a REIT. The Company’s principal liquidity need is to pay dividends on its preferred shares and common shares.
          If and to the extent that any additional assets are acquired in the future, such acquisitions are intended to be funded primarily with available cash balances or through repayment of principal balances of mortgage assets by individual borrowers. The Company does not have and does not anticipate having any material capital expenditures. To the extent that the Board of Directors determines that additional funding is required, the Company may raise such funds through additional equity offerings, debt financing or retention of cash flow (after consideration of provisions of the Internal Revenue Code requiring the distribution by a REIT of at least 90% of its REIT taxable income and taking into account taxes that would be imposed on undistributed income), or a combination of these methods. The Company does not currently intend to incur any indebtedness. The organizational documents of the Company limit the amount of indebtedness which it is permitted to incur without the approval of the Series D preferred stockholders to no more than 100% of the total stockholders’ equity of the Company. Any such debt may include intercompany advances made by Aurora Bank to the Company.
          The Company may also issue additional series of preferred stock, subject to OTS approval. However, the Company may not issue additional shares of preferred stock ranking senior to the Series D preferred shares without the consent of holders of at least two-thirds of the Series D preferred shares, each voting as a separate class, outstanding at that time. Although the Company’s charter does not prohibit or otherwise restrict Aurora Bank or its affiliates from holding and voting shares of Series D preferred stock, to the Company’s knowledge the amount of shares of Series D preferred stock held by Aurora Bank or its affiliates is insignificant (less than 1%). Additional shares of preferred stock ranking on a parity with the Series D preferred shares may not be issued without the approval of a majority of the Company’s independent directors.
Impact of Inflation and Changing Prices
          The Company’s asset and liability structure is substantially different from that of an industrial company in that virtually all of the Company’s assets are monetary in nature. Management believes the impact of inflation on financial results depends upon the Company’s ability to react to changes in interest rates and by such reaction, reduce the inflationary impact on performance. Interest rates do not necessarily move in the same direction, or at the same magnitude, as the prices of other goods and services.
          Various information disclosed elsewhere in this quarterly report will assist the reader in understanding how the Company is positioned to react to changing interest rates and inflationary trends. In particular, the discussion of market risk and other maturity and repricing information of the Company’s assets is contained in “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          Market risk is the risk of loss from adverse changes in market prices and interest rates. Currently, approximately 27% of the Company’s loan portfolio is comprised of floating-rate loans with contractual interest rates that may fluctuate based on changes in market interest rates. In addition, negative fluctuations in interest rates could reduce the amount of interest paid on interest-bearing cash deposits of the Company. The Company’s market risk arises primarily from interest rate risk inherent in holding loans. To that end, Aurora Bank actively monitors the interest rate risk exposure of the Company pursuant to an advisory agreement.
          Aurora Bank reviews, among other things, the sensitivity of the Company’s assets to interest rate changes, the book and market values of assets, purchase and sale activity, and anticipated loan payoffs. Aurora Bank’s senior management also approves and establishes pricing and funding decisions with respect to the Company’s overall asset and liability composition.
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
          The following table sets forth the Company’s interest-rate-sensitive assets categorized by repricing dates and weighted average yields at March 31, 2009. For fixed rate instruments, the repricing date is the maturity date. For adjustable-rate instruments, the repricing date is deemed to be the earliest possible interest rate adjustment date. Assets that are subject to immediate repricing are placed in the overnight column.

		Within	Over One	Over Two	Over Three	Over Four	Over
		One	to Two	to Three	to Four	to Five	Five		Fair
	Overnight	Year	Years	Years	Years	Years	Years	Total	Value
	(dollars in thousands)
Interest-bearing deposits	$45,935	$—	$—	$—	$—	$—	$—	$45,935	$45,935
	1.75%
Fixed-rate loans (1)	—	9,175	7,634	6,090	3,589	2,709	5,691	34,888	25,552
		7.03%	7.10%	6.84%	6.48%	6.35%	6.13%
Adjustable-rate loans (1)	736	10,327	660	532	388	274	175	13,092	7,993
	8.04%	5.54%	6.32%	6.33%	6.21%	6.14%	5.74%

Total rate-sensitive assets	$46,671	$19,502	$8,294	$6,622	$3,977	$2,983	$5,866	$93,915	$79,480

(1)	Loans are presented at net amounts and exclude non-performing loans.
          Based on the Company’s experience, management applies the assumption that, on average, approximately 12% of the outstanding fixed and adjustable-rate loans will prepay annually.
          The Company’s loan portfolio is subject to general market risk, including, without limitation, negative economic conditions that adversely affect the general economy, housing prices, the job market, consumer confidence and spending habits which may affect, among other things, the credit quality of our loan portfolios (the degree of the impact of which is dependent upon the duration and severity of these conditions); the level and volatility of interest rates; changes in consumer, investor and counterparty confidence in, and the related impact on, financial markets and institutions; and various monetary and fiscal policies and regulations. The fair value of the Company’s loan portfolio and the amount of the Company’s loans that are non-performing may be negatively affected by these factors.
Item 4T. Controls and Procedures
          The Company’s management, with the participation of its President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2009. Based on this evaluation, the Company’s President and Chief Financial Officer concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company is made known to the President and Chief Financial Officer by others within the entity, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
          No change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
     From time to time, the Company may be involved in routine litigation incidental to its business, including a variety of legal proceedings with borrowers, which would contribute to the Company’s expenses, including the costs of carrying non-performing assets.
     In addition, the Company has received letters from two holders of the Series D preferred stock threatening litigation in connection with the abandoning of the liquidation of the Company and the approval of the Exchange. One of these holders brought suit against the Company in the Superior Court of Massachusetts to compel the Company to produce certain books and records for the benefit of the stockholder and to reimburse the stockholder for related attorneys’ fees. The Company believes that it has supplied the stockholder with all records required under Massachusetts law and intends to vigorously defend itself in this proceeding.
Item 1A. Risk Factors
          A number of risk factors, including, without limitation, the risks factor set forth below and the risk factors found in Item 1A of the Company’s Annual Report on Form 10-K for the annual period ended December 31, 2008, may cause the Company’s actual results to differ materially from anticipated future results, performance or achievements expressed or implied in any forward-looking statements contained in this Quarterly Report on Form 10-Q or any other report filed by the Company with the SEC. All of these factors should be carefully reviewed, and the reader of this Quarterly Report on Form 10-Q should be aware that there may be other factors that could cause difference in future results, performance or achievements.
If the Company is unable to consummate the Exchange or an alternative transaction, the Company’s results of operations could be negatively affected.
          On February 5, 2009, the Company and Aurora Bank entered into an Asset Exchange Agreement pursuant to which the Company agreed to transfer 207 loans secured primarily by commercial real estate and multifamily residential real estate to Aurora Bank in exchange for 205 loans secured primarily by residential real estate. The Exchange is subject to certain conditions to closing as well as the receipt of a non-objection letter from the OTS. Aurora Bank has made a formal request to the OTS for a letter of non-objection with respect to the Exchange, but it has not yet received the non-objection by the OTS in response to such request and there can be no assurances that the OTS will provide this non-objection or that the conditions to closing of the Exchange will be satisfied. If non-objection by the OTS is not received or the conditions to closing are not satisfied, the Exchange will not be consummated. As a result of entering into the Asset Exchange Agreement, the Company now carries all of its loan assets at the lower of their cost or fair value and recorded a non-cash unrealized valuation allowance of approximately $15.1 million associated with the reclassification of the Company’s loan portfolio to held for sale. To the extent that the fair value of the loan assets decreases before the consummation of the Exchange or an alternative transaction, the Company may have to record an additional non-cash unrealized valuation allowance as a result of any further decline, which could negatively affect the Company’s results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
          During the three months ended March 31, 2009, one matter was submitted for approval to Aurora Bank, the sole common stockholder of the Company. The Exchange was submitted to, and approved by, Aurora Bank, the sole common stockholder of the Company on January 30, 2009. No matters were submitted to a vote of the holders of the Series D preferred stock during this period.
Item 5. Other Information
          None
Item 6. Exhibits

10.1	Asset Exchange Agreement between the Company and Lehman Brothers Bank, FSB (currently known as Aurora Bank FSB), dated February 5, 2009, incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the President.

31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350 of the President and Chief Financial Officer.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, Capital Crossing Preferred Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CAPITAL CROSSING PREFERRED CORPORATION

Date: May 20, 2009	By:	/s/ Lana Franks
Lana Franks
President (Principal Executive Officer)

Date: May 20, 2009	By:	/s/ Thomas O’Sullivan
Thomas O’Sullivan
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

		Page
Exhibit	Item	Number

10.1	Asset Exchange Agreement between the Company and Lehman Brothers Bank, FSB (currently known as Aurora Bank FSB), dated February 5, 2009, incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the President.	24

31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the Chief Financial Officer.	25

32	Certification pursuant to 18 U.S.C. Section 1350 of the President and Chief Financial Officer.	26