Form 10-Q
period 2009-06-30
CAPITAL CROSSING PREFERRED CORP
filed 2009-08-14
CIK 1072806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock was 100 shares, $.01 par value per share, as of August 13, 2009. No common stock was held by non-affiliates of the issuer.

Capital Crossing Preferred Corporation

PART I
Item 1. Financial Statements
Capital Crossing Preferred Corporation
Balance Sheets
(unaudited)

	June 30,	December 31,
	2009	2008
	(in thousands)
ASSETS

Cash account with parent	$208	$208
Interest-bearing deposits with parent	46,989	43,549

Total cash and cash equivalents	47,197	43,757

Loans held for sale	33,164	—
Loans held for investment, net of discounts and net deferred loan income	—	52,998
Less allowance for loan losses	—	(915)

Loans held for investment, net	—	52,083

Accrued interest receivable	191	224
Other assets	18	3

	$80,570	$96,067

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses and other liabilities	$302	$931

Total liabilities	302	931

Stockholders’ equity:
Preferred stock, Series B, 8% cumulative, non-convertible; $.01 par value; $1,000 liquidation value per share plus accrued dividends; 1,000 shares authorized, 937 shares issued and outstanding	—	—
Preferred stock, Series D, 8.50% non-cumulative, exchangeable; $.01 par value; $25 liquidation value per share; 1,725,000 shares authorized, 1,500,000 shares issued and outstanding	15	15
Common stock, $.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	95,121	95,121
Accumulated deficit	(14,868)	—

Total stockholders’ equity	80,268	95,136

	$80,570	$96,067

See accompanying notes to financial statements.

Capital Crossing Preferred Corporation
Statements of Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)
Interest income:

Interest and fees on loans	$679	$1,252	$1,508	$2,547
Interest on interest-bearing deposits	202	243	393	470

Total interest income	881	1,495	1,901	3,017
Provision for loan losses	—	40	915	155
Valuation allowance on loans held for sale	(1,029)	—	(16,210)	—

Net revenue	(148)	1,535	(13,394)	3,172

Operating expenses:
Loan servicing and advisory services	44	51	88	99
Other general and administrative	284	58	570	101

Total operating expenses	328	109	658	200

Net income (loss)	(476)	1,426	(14,052)	2,972

Preferred stock dividends	—	815	816	1,631

Net income (loss) available to common stockholder	$(476)	$611	$(14,868)	$1,341

See accompanying notes to financial statements.

Capital Crossing Preferred Corporation
Statements of Changes in Stockholders’ Equity
(unaudited)

	Six Months ended June 30, 2009
	Preferred Stock		Preferred Stock				Additional	Retained	Total
	Series B		Series D		Common Stock		Paid-in	Earnings/	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit	Equity
	(in thousands)
Balance at December 31, 2008	1	$—	1,500	$15	—	$—	$95,121	$—	$95,136
Net loss	—	—	—	—	—	—	—	(14,052)	(14,052)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	(19)	(19)
Dividends on preferred stock, Series D	—	—	—	—	—	—	—	(797)	(797)

Balance at June 30, 2009	1	$—	1,500	$15	—	$—	$95,121	$(14,868)	$80,268

	Six Months ended June 30, 2008
	Preferred Stock		Preferred Stock				Additional		Total
	Series B		Series D		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
	(in thousands)
Balance at December 31, 2007	1	$—	1,500	$15	—	$—	$115,354	$—	$115,369
Net income	—	—	—	—	—	—	—	2,972	2,972
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	(37)	(37)
Dividends on preferred stock, Series D	—	—	—	—	—	—	—	(1,594)	(1,594)

Balance at June 30, 2008	1	$—	1,500	$15	—	$—	$115,354	$1,341	$116,710

See accompanying notes to financial statements.

Capital Crossing Preferred Corporation
Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Cash flows provided by operating activities:
Net (loss) income	$(14,052)	$2,972
Adjustments to reconcile net income to net cash provided by operating activities:
Valuation allowance on loans held for sale	16,210	—
Provision for loan losses	(915)	(155)
Decrease in accrued interest receivable	33	47
Increase (decrease) in accrued expenses and other liabilities	186	(56)
Other, net	(15)	(13)

Net cash provided by operating activities	1,447	2,795

Cash flows provided by investing activities:
Loan repayments	3,624	7,113

Net cash provided by investing activities	3,624	7,113

Cash flows used in financing activities:
Payment of preferred stock dividends	(1,631)	(1,631)

Net cash used in financing activities	(1,631)	(1,631)

Net change in cash and cash equivalents	3,440	8,277
Cash and cash equivalents at beginning of period	43,757	50,581

Cash and cash equivalents at end of period	$47,197	$58,858

See accompanying notes to financial statements.

Capital Crossing Preferred Corporation
Notes to Financial Statements
Three and Six Months Ended June 30, 2009 and 2008
Note 1. Basis of Presentation
          Capital Crossing Preferred Corporation (the “Company”) is a Massachusetts corporation organized on March 20, 1998, to acquire and hold real estate assets. The Company’s current principal business objective is to hold mortgage assets that will generate net income for distribution to stockholders. The Company may acquire additional mortgage assets in the future. However, management currently has no intention of acquiring additional assets other than any assets that may be acquired in a potential alternative transaction to the terminated asset exchange described below. Effective as of April 27, 2009, Lehman Brothers Bank, FSB, the owner of all of the Company’s common stock, formally changed its name to Aurora Bank FSB (prior to and after the name change, “Aurora Bank”). Aurora Bank is a subsidiary of Lehman Brothers Holdings Inc. (“LBHI”; LBHI with its subsidiaries, “Lehman Brothers”). Prior to the merger with Aurora Bank, which is further discussed below, the Company was a subsidiary of Capital Crossing Bank (“Capital Crossing”), a federally insured Massachusetts trust company, and Capital Crossing owned all of the Company’s common stock. The Company operates in a manner intended to allow it to be taxed as a real estate investment trust, or a “REIT”, under the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be required to pay federal income tax if it distributes its earnings to its stockholders and continues to meet a number of other requirements.
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
          The financial information as of June 30, 2009 and the results of operations for the three and six months ended June 30, 2009 and 2008 and changes in stockholders’ equity and cash flows for the six months ended June 30, 2009 and 2008 are unaudited; however, in the opinion of management, the financial information reflects all adjustments necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America (“GAAP”). On February 5, 2009, as discussed below, the Company agreed to transfer 207 loans secured primarily by commercial real estate and multifamily residential real estate to Aurora Bank in exchange for 205 loans secured primarily by residential real estate. As a result, during the first quarter of 2009 the Company reclassified all of its loan assets as held for sale and recorded a valuation allowance to reflect these loan assets at the lower of their cost or fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 65, “Accounting for Certain Mortgage Banking Activities.” Notwithstanding the termination of the asset exchange prior to its consummation, as discussed below, the Company continues to record these loan assets at the lower of their cost or fair value in accordance with SFAS No. 65 as the Company continues to explore potential alternative transactions. Prior to February 5, 2009, the Company’s loan assets were recorded at historical cost adjusted for the amortization of any purchase discount and deferred fees less an allowance for loan losses. Interim results are not necessarily indicative of results to be expected for the entire year. These interim financial statements are intended to be read in conjunction with the financial statements presented in the Company’s Annual Report on Form 10-K as of, and for the year ended December 31, 2008.
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
          Terminated Asset Exchange
          On February 5, 2009, the Company and Aurora Bank entered into an Asset Exchange Agreement (the “Agreement”) pursuant to which the Company agreed to transfer 207 loans secured primarily by commercial real estate and multifamily residential real estate (together, the “Loans”) to Aurora Bank in exchange for 205 loans secured primarily by residential real estate (the “Exchange”). The Loans represented substantially all of the Company’s assets, excluding cash and interest-bearing deposits as of December 31, 2008. The Exchange was subject to certain conditions to closing as well as the receipt of a non-objection letter from the OTS. On July 20, 2009, the Company and Aurora Bank mutually agreed to terminate the Agreement. The Agreement was terminated following receipt of a letter from the OTS failing to grant Aurora Bank’s requests for non-objection with respect to the Exchange. As a result of the termination of the Agreement, which termination was without liability to either party, the Exchange will not be consummated and the Company will continue to own the portfolio of loans secured by commercial real estate and multifamily real estate that the Company owned prior to entering into the Agreement. The Company continues to consider potential alternative transactions involving its loan portfolio, however there can be no assurances that any such alternative transaction will occur. As a result of entering into the Agreement and continuing to consider potential alternative transactions, the Company reclassified all of its loan assets as held for sale and now records these loan assets at the lower of their cost or fair value in accordance with SFAS No. 65, “Accounting for Certain Mortgage Banking Activities.”
          Aurora Bank – Regulatory Actions and Capital Levels
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
          On June 26, 2009, the OTS notified Aurora Bank that the prior approval of the OTS is currently required before payment by the Company of dividends on the Series D preferred stock as a result of the Order and the PCA Directive. As a result of the notice from the OTS, the Board of Directors voted not to declare or pay the Series D preferred stock dividend that would have been payable on July 15, 2009. Aurora Bank has made a formal request to the OTS to approve the payment of future dividends on the Series D preferred stock, however, there can be no assurance that such approval will be received from the OTS or when or if such OTS approval requirement will be removed. Furthermore, if approval is received from the OTS, any future dividends on the Series D preferred stock will be payable only when, as and if declared by the Board of Directors. The terms of the Series D preferred stock provide that dividends on the Series D preferred stock are not cumulative and if no dividend is declared for a quarterly dividend period, the holders of the Series D preferred stock will have no right to receive a dividend for that period, and the Company will have no obligation to pay a dividend for that period, whether or not dividends are declared and paid for any future period.
          In order to continue to qualify as a real REIT, the Company generally is required each year to distribute to its stockholders at least 90% of its net taxable income, excluding net capital gains. As a REIT, the Company generally is not required to pay federal income tax if it continues to meet this and a number of other requirements. If the OTS does not grant approval to the Company to pay dividends to its stockholders in an amount necessary to retain the Company’s REIT qualification, including at least 90% of its net taxable income (if any), the Company will fail to qualify as a REIT and, as a result, will be subject to federal income tax. These financial statements do not include any adjustments that might result from this uncertainty.
          As of June 30, 2009, Aurora Bank maintained its status as “adequately capitalized” under applicable regulatory guidelines according to a recent public filing by Aurora Bank with the OTS and taking into account the Order and PCA Directive. The classification of Aurora Bank’s capitalization level, however, is subject to review and acceptance by the OTS. On August 5, 2009, the bankruptcy court issued an order permitting LBHI to take certain actions intended to strengthen the capital position of Aurora Bank, including: (1) the increase of the maximum amount available to Aurora Bank under its repurchase facility with LBHI from $325 million to $450 million, (2) the increase of the advance rate available under the repurchase facility from 50% to 75% of the value of the assets that serve as collateral for the repurchase facility and (3) the approval of a servicing advancement bridge facility for Aurora Bank from LBHI in the amount of $500 million.
Note 3. Recent Accounting Pronouncements
          In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This standard defines fair values, establishes a framework for measuring fair value in conformity with GAAP, and expands disclosures about fair value measurements. Prior to this standard, there were varying definitions of fair value and limited guidance for applying those definitions under GAAP. In addition, the guidance was dispersed among many accounting pronouncements that require fair value measurements. This standard was intended to increase consistency and comparability in fair value measurements and disclosures about fair value measurements. The provisions of this standard became effective January 1, 2008. The Company applies the provisions of SFAS No. 157 in the determination of the fair value of the loan assets for purposes of the determination of the lower of cost or fair value of the loans classified as held for sale.
          In April 2009, the FASB issued Staff Position (FSP) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP 157-4 emphasizes that the objective of fair value measurement described in SFAS No. 157 remains unchanged and provides additional guidance for determining whether market activity for a financial asset or liability has significantly decreased and for identifying circumstances that indicate that transactions are not orderly. FSP 157-4 indicates that if a market is determined to be inactive and the related market price is deemed to be reflective of a “distressed sale” price, then management judgment may be required to estimate fair value. Further, FSP 157-4 identifies factors to be considered when determining whether or not a market is inactive. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company believes its valuation methodologies already considered the concepts discussed in FSP 157-4. Therefore, its application did not have an impact on the consolidated earnings or financial position of the Company.
          In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP 107-1 and APB 28-1 amend SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” to require disclosures about fair values of financial instruments in all interim financial statements. Upon adoption by the Company on June 30, 2009, the disclosures required by FSP 107-1 and APB 28-1 are to be provided prospectively. The required disclosures are provided in Note 5 below.
          In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This standard establishes general accounting and disclosure with respect to events that occur after the balance sheet date but before financial statements are issued or otherwise available. The standard sets forth guidance with respect to (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in its financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should provide about events or transactions that occur after the balance sheet date. The Company adopted SFAS 165 effective June 30, 2009. Accordingly, the Company evaluated events occurring subsequent to the date of the balance sheet for potential recognition or disclosure in the financial statements. Events occurring through August 14, 2009, the date this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission (the “SEC”), were evaluated.
Note 4. Loans
          As a result of entering into the Asset Exchange Agreement and in accordance with SFAS No. 65, “Accounting for Certain Mortgage Banking Activities”, effective February 5, 2009 all of the Company’s loan assets were considered held for sale and valued at the lower of their cost or fair value. As discussed in more detail in Note 5 below, the fair value of the Company’s loan portfolio was estimated based upon an internal analysis by management which considered, among other factors, information, to the extent available, about then current sale prices, bids, credit quality, liquidity and other available information for loans with similar characteristics as the Company’s loan portfolio.
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
          Commercial mortgage loans constituted approximately 59.9% of the fair value of the Company’s total loan portfolio at June 30, 2009. Commercial mortgage loans are generally subject to greater risks than other types of loans. The Company’s commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, tend to have shorter maturities than other mortgage loans and may not be fully amortizing.
          A summary of the fair value of the Company’s loans, which were considered held for sale as of June 30, 2009, follows:

June 30, 2009
(in thousands)
Mortgage loans on real estate:
Commercial real estate	$19,888
Multi-family residential	12,713
One-to-four family residential	575

Total	33,176
Other	9

Total loans	33,185

Less:
Net deferred loan fees	(21)

Loans, net of valuation allowance of $16,210	$33,164

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

          During the six months ended June 30, 2009, the Company reversed a $915,000 allowance for loan losses and recorded a valuation allowance of $16.2 million because the Company’s loan portfolio is recorded at its fair value in accordance with SFAS No. 65, “Accounting for Certain Mortgage Banking Activities.” The determination of fair value includes, among other factors, consideration of the creditworthiness of borrowers, and therefore no allowance for loan losses existed at June 30, 2009, compared to an allowance for loan losses of approximately $1.0 million at June 30, 2008 and $915,000 at December 31, 2008.
          Activity in the allowance for loan losses follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Balance at beginning of period	$—	$1,065	$915	$1,180
Provision for loan losses	—	(40)	(915)	(155)

Balance at end of period	$—	$1,025	$—	$1,025

          Since the Company’s loan portfolio is now classified as held for sale and recorded at its fair value in accordance with SFAS No. 65, “Accounting for Certain Mortgage Banking Activities”, there was no nonaccretable discount at June 30, 2009. At June 30, 2008, there was a nonaccretable discount of $155,000 related to two loans (neither of which were non-performing) with an aggregate net investment balance of $193,000. No loans were acquired in 2009 or 2008.
          The estimated fair value of non-performing loans totaled $2.0 million as of June 30, 2009. Non-performing loans, net of discount, totaled $589,000 as of June 30, 2008. The increase in non-performing assets is due to the fact that 12 loans, representing 9 borrowers, were not performing as of June 30, 2009.
Note 5. Fair Value
          Fair Value Measurements
          As a result of entering into the Asset Exchange Agreement and in accordance with SFAS No. 65, “Accounting for Certain Mortgage Banking Activities”, effective February 5, 2009 the Company’s loans were reclassified as held for sale and the Company recorded a valuation allowance in the first quarter. Notwithstanding the termination of the Exchange prior to consummation, the Company’s loan assets continue to be recorded at the lower of cost or fair value in the balance sheet in accordance with SFAS No. 65 as the Company continues to explore potential alternative transactions. SFAS No. 157, “Fair Value Measurements”, defines fair value and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. SFAS No. 157 defines fair value as the price at which an asset or liability could be exchanged in a current transaction between knowledgeable, willing parties. Where available, fair value is based on observable market prices or inputs or derived from such prices or inputs. Where observable prices or inputs are not available, other valuation methodologies are applied. At June 30, 2009, the fair value of the Company’s loan portfolio was estimated based upon an internal analysis by management which considered, among other factors, information, to the extent available, about then current sale prices, bids, credit quality, liquidity and other available information for loans with similar characteristics as the Company’s loan portfolio. The valuation of the loan portfolio involves some level of management estimation and judgment, the degree of which is dependent on the terms of the loans and the availability of market prices and inputs.
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

The loans’ categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation.
          The categorization of the level of judgment in the fair value determination of the Company’s loans at June 30, 2009 was:

	Level I	Level II	Level III	Total
	(in thousands)
Loans Held for Sale:
Commercial real estate	—	—	$19,867	$19,867
Multi-family residential	—	—	12,713	12,713
One-to-four family residential	—	—	575	575
Other	—	—	9	9

	—	—	$33,164	$33,164

          The table presented below summarizes the change in balance sheet carrying value associated with Level III loans during the three months ended June 30, 2009. Caution should be utilized when evaluating reported net revenues for Level III loans.

		Net
	Balance	Payments,	Net			Balance
	March 31,	Purchases	Transfers	Gains / (Losses) (1)		June 30,
	2009	and Sales	In/(Out)	Realized	Unrealized	2009
	(in thousands)
Loans Held for Sale:
Commercial real estate	$21,436	$(1,007)	—	—	$(562)	$19,867
Multi-family residential	13,484	(321)	—	—	(450)	12,713
One-to-four family residential	617	(25)	—	—	(17)	575
Other	9	—	—	—	—	9

Total	$35,546	$(1,353)	$0	$0	$(1,029)	$33,164

(1)	The current period gains/(losses) from changes in values of Level III loans represent gains/(losses) from changes in values of those loans only for the period(s) in which the loans were classified as Level III.
          The table presented below summarizes the change in balance sheet carrying value associated with Level III loans during the six months ended June 30, 2009. Caution should be utilized when evaluating reported net revenues for Level III loans.

		Net
	Balance	Payments,	Net			Balance
	December 31,	Purchases	Transfers	Gains / (Losses) (1)		June 30,
	2008	and Sales	In/(Out)	Realized	Unrealized	2009
			(in thousands)
Loans Held for Sale:
Commercial real estate	$0	$(1,007)	$29,762	—	$(8,888)	$19,867
Multi-family residential	0	(321)	19,982	—	(6,948)	12,713
One-to-four family residential	0	(25)	970	—	(370)	575
Other	0	—	13	—	(4)	9

Total	$0	$(1,353)	$50,727	$0	$(16,210)	$33,164

(1)	The current period gains/(losses) from changes in values of Level III loans represent gains/(losses) from changes in values of those loans only for the period(s) in which the loans were classified as Level III.
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
          The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Cash and cash equivalents	$47,197	$47,197	$43,757	$43,757
Loans held for sale, net	33,164	33,164	—	—
Loans, net	—	—	52,083	37,046
Accrued interest receivable	191	191	224	224
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          This report contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could” are intended to identify such forward-looking statements. These statements are not historical facts, but instead represent the Company’s current expectations, plans or forecasts of its future results, growth opportunities, business outlook, loan growth, credit losses, liquidity position and other similar matters, including, but not limited to, the ability to pay dividends with respect to the Series D preferred stock, the ability to consummate any alterative transaction to the terminated asset exchange, future bank regulatory actions that may impact the Company and the effect of the bankruptcy of LBHI on the Company. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond the Company’s control. Actual outcomes and results may differ materially from those expressed in, or implied by, the Company’s forward-looking statements. You should not place undue reliance on any forward-looking statement and should consider all uncertainties and risks, including, among other things, the risks set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2008, as well as those discussed in any of the Company’s other subsequent Securities and Exchange Commission filings. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.
          Possible events or factors could cause results or performance to differ materially from what is expressed in our forward-looking statements. These possible events or factors include, but are not limited to, those risk factors discussed under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 or in Item 1A of this Quarterly Report on Form 10-Q, and the following: limitations by regulatory authorities on the Company’s ability to implement its business plan and restrictions on its ability to pay dividends; further regulatory limitations on the business of Aurora Bank that are applicable to the Company; negative economic conditions that adversely affect the general economy, housing prices, the job market, consumer confidence and spending habits which may affect, among other things, the credit quality of our loan portfolios (the degree of the impact of which is dependent upon the duration and severity of these conditions); the level and volatility of interest rates; changes in consumer, investor and counterparty confidence in, and the related impact on, financial markets and institutions; legislative and regulatory actions which may adversely affect the Company’s business and economic conditions as a whole; the impact of litigation and regulatory investigations; various monetary and fiscal policies and regulations; changes in accounting standards, rules and interpretations and the impact on the Company’s financial statements; the ability to consummate any alternative transaction to the terminated asset exchange; and changes in the nature and quality of the types of loans held by the Company.
          The following discussion of the Company’s financial condition, results of operations, capital resources and liquidity should be read in conjunction with the financial statements and related notes included elsewhere in this report and the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC.
Executive Level Overview
          Aurora Bank owns all of the Company’s common stock. The Company’s Series B preferred stock and Series D preferred stock remain outstanding and remain subject to their existing terms and conditions, including the call feature with respect to the Series D preferred stock.
          All of the mortgage assets in the Company’s loan portfolio at June 30, 2009 were acquired from Capital Crossing, previously the sole common stockholder, and it is anticipated that substantially all additional mortgage assets, if any assets are acquired in the future, will be acquired from Aurora Bank, currently the sole common stockholder. As of June 30, 2009, the Company held loans acquired from Capital Crossing with an aggregate fair value of approximately $33.2 million.
          Commercial mortgage loans constituted approximately 59.9% of the fair value of the Company’s total loan portfolio at June 30, 2009. Commercial mortgage loans are generally subject to greater risks than other types of loans. The Company’s commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, tend to have shorter maturities than other mortgage loans and may not be fully amortizing. For these reasons, the Company may experience higher rates of default on its mortgage loans than it would if its loan portfolio was more diversified and included a greater number of owner-occupied residential or other mortgage loans.
          Properties underlying the Company’s current mortgage assets are also concentrated primarily in California, New England and Nevada. As of June 30, 2009, approximately 63.1% of the fair value of the Company’s mortgage loans were secured by properties located in California, 6.8% in New England and 5.3% in Nevada. Beginning in 2007 and continuing through June 2009, the housing and real estate sectors in California and Nevada were hit particularly hard by the recession with higher overall foreclosure rates than the national average. If these regions experience further adverse economic, political or business conditions, or natural hazards, the Company will likely experience higher rates of loss and delinquency on its mortgage loans than if its loans were more geographically diverse.
          Net income available to the common stockholder decreased $1.1 million to a net loss of $476,000 for the three months ended June 30, 2009, compared to net income of $611,000 for the same period in 2008. The decrease in net income available to the common stockholder is primarily the result of a $614,000 reduction in interest, a net reduction in the fair value of loans of $1.1 million during the quarter, and an increase in general and administrative expenses of $226,000, offset by an $815,000 reduction in dividends as no dividends were declared in the second quarter of 2009.
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
Impact of Economic Recession
     Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and underemployment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of delinquencies, decreased consumer spending, lack of confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on borrowers, and lack of confidence in the financial markets have negatively impacted, and may further negatively impact, the credit quality of our commercial loan portfolio and may impact the credit quality of our residential loan portfolio and, in turn, the value the Company could realize upon the sale or exchange of all or a portion of the loans. The depth and breadth of the downturn as well as the resulting impacts on the credit quality of both our commercial and residential loan portfolios remain unclear. Continued market turbulence and economic uncertainty may result in further reductions in the fair value of the loans held for sale in future periods.

Bankruptcy of LBHI
     On September 15, 2008, LBHI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Aurora Bank is a subsidiary of LBHI. Aurora Bank has not been placed into bankruptcy, reorganization, conservatorship or receivership and the Company has not filed for bankruptcy protection. We expect, however, that the bankruptcy of LBHI may limit the ability of LBHI to contribute capital to Aurora Bank now or in the future. In addition, the timing and amount of any payments received by Aurora Bank with respect to debts owned to Aurora Bank by LBHI may be limited by the bankruptcy of LBHI, which could in turn negatively impact the assets, capital levels and regulatory capital ratios of Aurora Bank. On August 5, 2009, the bankruptcy court issued an order permitting LBHI to take certain actions intended to strengthen the capital position of Aurora Bank, including: (1) the increase of the maximum amount available to Aurora Bank under its repurchase facility with LBHI from $325 million to $450 million, (2) the increase of the advance rate available under the repurchase facility from 50% to 75% of the value of the assets that serve as collateral for the repurchase facility and (3) the approval of a servicing advancement bridge facility for Aurora Bank from LBHI in the amount of $500 million. The Company is dependent in virtually every phase of its operations on the management of Aurora Bank and as a subsidiary of Aurora Bank is subject to regulation by federal banking authorities. The bankruptcy of LBHI and its potential negative effects on Aurora Bank has resulted in increased oversight, and we expect will continue to result in increased oversight, of the Company by the OTS and may result in further restrictions on the Company’s ability to conduct its business.
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
Terminated Asset Exchange
     On February 5, 2009, the Company and Aurora Bank entered into an Asset Exchange Agreement pursuant to which the Company agreed to transfer 207 loans secured primarily by commercial real estate and multifamily residential real estate to Aurora Bank in exchange for 205 loans secured primarily by residential real estate. The Loans represented substantially all of the Company’s assets, excluding cash and interest-bearing deposits as of December 31, 2008. The Exchange was subject to certain conditions to closing as well as the receipt of a non-objection letter from the OTS. On July 20, 2009, the Company and Aurora Bank mutually agreed to terminate the Agreement. The Agreement was terminated following receipt of a letter from the OTS failing to grant Aurora Bank’s requests for non-objection with respect to the Exchange. As a result of the termination of the Agreement, which termination was without liability to either party, the Exchange will not be consummated and the Company will continue to own the portfolio of loans secured by commercial real estate and multifamily real estate that the Company owned prior to entering into the Agreement. The Company continues to consider potential alternative transactions involving its loan portfolio, however there can be no assurances that any such alternative transaction will occur. As a result of entering into the Agreement and continuing to consider potential alternative transactions, the Company reclassified all of its loan assets as held for sale and now records these loan assets at the lower of their cost or fair value in accordance with SFAS No. 65, “Accounting for Certain Mortgage Banking Activities.”
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
     On June 26, 2009, the OTS notified Aurora Bank that the prior approval of the OTS is currently required before payment by the Company of dividends on the Series D preferred stock, as a result of the Order and the PCA Directive. As a result of the notice from the OTS, the Board of Directors voted not to declare or pay the Series D preferred stock dividend that would have been payable on July 15, 2009. Aurora Bank has made a formal request to the OTS to approve the payment of future dividends on the Series D preferred stock, however, there can be no assurance that such approval will be received from the OTS or when or if such OTS approval requirement will be removed. Furthermore, if approval is received from the OTS, any future dividends on the Series D preferred stock will be payable only when, as and if declared by the Board of Directors. The terms of the Series D preferred stock provide that dividends on the Series D preferred stock are not cumulative and if no dividend is declared for a quarterly dividend period, the holders of the Series D preferred stock will have no right to receive a dividend for that period, and the Company will have no obligation to pay a dividend for that period, whether or not dividends are declared and paid for any future period.
     As of June 30, 2009, Aurora Bank maintained its status as “adequately capitalized” under applicable regulatory guidelines according to a recent public filing by Aurora Bank with the OTS and taking into account the Order and PCA Directive. The classification of Aurora Bank’s capitalization level, however, is subject to review and acceptance by the OTS.
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
          Loans Held for Sale. On February 5, 2009, the Company agreed to transfer 207 loans secured primarily by commercial real estate and multifamily residential real estate to Aurora Bank in exchange for 205 loans secured primarily by residential real estate. As a result, during the first quarter of 2009 the Company reclassified all of its loan assets as held for sale and recorded a valuation allowance to reflect these loan assets at the lower of their cost or fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 65, “Accounting for Certain Mortgage Banking Activities.” Despite the termination of the asset exchange prior to its consummation, the Company continues to account for the loan portfolio as held for sale as it considers other potential alternative transactions. Prior to February 5, 2009, the Company’s loan assets were recorded at historical cost less an allowance for loan losses. The fair value of the Company’s loan portfolio as of June 30, 2009 was estimated based upon an internal analysis by management which considered, among other factors, information, to the extent available, about then current sale prices, bids, credit quality, liquidity and other available information for loans with similar characteristics as the Company’s loan portfolio.
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

          Discounts on Acquired Loans. Prior to entering into the Asset Exchange Agreement on February 5, 2009 and reclassifying the loans as held for sale, in accordance with Statement of Position (“SOP”) No. 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” the Company reviewed acquired loans for differences between contractual cash flows and cash flows expected to be collected from the Company’s initial investment in the acquired loans to determine if those differences were attributable, at least in part, to credit quality. If those differences were attributable to credit quality, the loan’s contractually required payments receivable in excess of the amount of its cash flows expected at acquisition, or nonaccretable discount, was not accreted into income. Prior to February 5, 2009, SOP No. 03-3 required that the Company recognize the excess of all cash flows expected at acquisition over the Company’s initial investment in the loan as interest income using the interest method over the term of the loan. This excess is referred to as accretable discount.
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
          There was judgment involved in estimating the amount of the Company’s future cash flows on acquired loans. The amount and timing of actual cash flows could differ materially from management’s estimates. If cash flows could not be reasonably estimated for any loan, and collection was not probable, the cost recovery method of accounting was used. Under the cost recovery method, any amounts received were applied against the recorded amount of the loan. Nonaccretable discount was generally offset against the related principal balance when the amount at which a loan was resolved or restructured was determined. There was no effect on the income statement as a result of these reductions.
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
          Allowance for Loan Losses. Prior to entering into the Asset Exchange Agreement on February 5, 2009 and reclassifying the loans as held for sale, the Company maintained an allowance for probable loan losses that were inherent in its loan portfolio. Since the loan portfolio is now classified as held for sale and recorded at the lower of its cost or fair value, the Company no longer maintains an allowance for loan losses. In prior periods, arriving at an appropriate level of allowance for loan losses required a high degree of judgment. The allowance for loan losses was increased or decreased through a provision for loan losses.
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
          Gains and losses on sales of loans are determined using the specific identification method. The excess (deficiency) of any cash received as compared to the net investment is recorded as gain (loss) on sales of loans. There were no loans sold during the six months ended June 30, 2009.

Results of Operations for the Three Months Ended June 30, 2009 and 2008
Interest income
          The following table sets forth the yields on the Company’s interest-earning assets for the periods indicated:

	Three Months Ended June 30,
	2009			2008
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield
	(dollars in thousands)
Loans, net (1)	$47,229	$679	5.77%	$61,148	$1,252	8.23%
Interest-bearing deposits	46,124	202	1.76	55,914	243	1.75

Total interest-earning assets	$93,353	$881	3.79%	$117,062	$1,495	5.14%

(1)	For purposes of providing a meaningful yield comparison, the forgoing table reflects the average accreted cost of the loans, net of discounts, and not the fair value of the loan portfolio. Non-performing loans are excluded from average balance calculations.
          The decline in interest income for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 is primarily due to a decrease in the average balance of loans and interest bearing deposits and a decrease in the yield on loans.
          The average cost of the loans, net of discounts, for the three months ended June 30, 2009 totaled $47.2 million compared to $61.1 million for the same period in 2008. This decrease is primarily attributable to loan payoffs, amortization and sales of loans. No loans have been acquired by the Company since 2005 and management currently has no intention of acquiring additional loans other than in connection with a potential alternative transaction to the asset exchange. For the three months ended June 30, 2009, the yield on the loan portfolio decreased to 5.77% compared to 8.23% for the same period in 2008. For the three months ended June 30, 2009, interest and fee income recognized on loan payoffs decreased $126,000, or 88.7%, to $16,000 from $142,000 for the three months ended June 30, 2008. The level of interest and fee income recognized on loan payoffs varies for numerous reasons, as further discussed below. The yield from regularly scheduled interest and accretion income decreased to 5.63% for the three months ended June 30, 2009 from 7.30% for the same period in 2008 due to a $201,000 reduction in interest income resulting from the discontinuance of the amortization of purchase discount and fees on loans as a result of the loans being reclassified to held for sale during the first quarter of 2009, a reduction in average balances and decreases in market interest rates.
          The average balance of interest-bearing deposits decreased $9.8 million or 17.5% to $46.1 million for the three months ended June 30, 2009, compared to $55.9 million for the same period in 2008. The changes in the average balances of interest-bearing deposits are the result of periodic dividend payments and returns of capital partially offset by cash flows from loan repayments. The interest rate on interest-bearing deposits remained static for the three months ended June 30, 2009 as compared to the same period in 2008.
          The table above presents the average cost balance of the Company’s loans, net of discounts, and does not present the loans at their fair value. Therefore, for periods prior to February 5, 2009, income on loans includes the portion of the purchase discount that is accreted into income over the remaining lives of the related loans using the interest method. Because the carrying value of the loan portfolio is net of purchase discount, the related yield on this portfolio generally is higher than the aggregate contractual rate paid on the loans. The total yield includes the excess of a loan’s expected discounted future cash flows over its net investment, recognized using the interest method. For periods after February 5, 2009, the yields shown in the above table are representative of actual yields.
          Prior to February 5, 2009, when a loan was paid off, the excess of any cash received over the net investment was recorded as interest income. In addition to the amount of purchase discount that was recognized at that time, income may also have included interest owed by the borrower prior to the Company’s acquisition of the loan, interest collected if on non-performing status, prepayment fees and other loan fees (‘‘other interest and fee income’’). For periods after February 5, 2009, when a loan is paid off, the excess of any cash received over the net investment is considered in the change in the valuation allowance. The following table sets forth, for the periods indicated, the components of interest and fees on loans. There can be no assurance regarding future interest income, including the yields and related level of such income, or the relative portion attributable to loan payoffs as compared to other sources.

	Three Months Ended June 30,
	2009		2008
	Interest		Interest
	Income	Yield	Income	Yield
	(dollars in thousands)
Regularly scheduled interest and accretion income	$663	5.63%	$1,110	7.30%

Interest and fee income recognized on loan payoffs:
Nonaccretable discount	—	—	—	—
Accretable discount	—	—	129	0.85
Other interest and fee income	16	0.14	13	0.08

	16	0.14	142	0.93

	$679	5.77%	$1,252	8.23%

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
Provision for loan losses
          Prior to entering into the Asset Exchange Agreement on February 5, 2009 and reclassifying the loans as held for sale, the Company maintained an allowance for probable loan losses that were inherent in its loan portfolio. Since the loan portfolio is now classified as held for sale and recorded at the lower of its cost or fair value, the Company no longer maintains an allowance for loan losses as the determination of fair value includes consideration of, among other factors, the creditworthiness of borrowers. Prior to the reclassification of the loan portfolio on February 5, 2009, the determination of the allowance for loan losses required management’s use of significant estimates and judgments. In making this determination, management considered known information relative to specific loans, as well as collateral type, loss experience, delinquency trends, current economic conditions and industry trends, generally. Based on these factors, management estimated the probable loan losses incurred as of the reporting date and increased or decreased the allowance through a change in the provision for loan losses. The Company recorded a reduction of the allowance for loan losses of $40,000 for the three months ended June 30, 2008 due to the decrease in the balance of loans due to payoffs without a significant change in the credit profile of the remaining portfolio during the period.
Operating expenses
          Loan servicing and advisory expenses decreased $7,000, or 13.7%, to $44,000 for the three months ended June 30, 2009 from $51,000 for the three months ended June 30, 2008. The decrease is primarily the result of a decrease in loan servicing expenses due to the decrease in the average balance of the loan portfolio.
          Other general and administrative expenses increased $226,000 or 389.7%, to $284,000 for the three months ended June 30, 2009 compared to $58,000 for the three months ended June 30, 2008. This increase is primarily attributable to an increase in legal fees, an increase in external audit expenses and an increase in printing fees. This increase was partially offset by a decrease in director’s fees.
Preferred stock dividends
          Preferred stock dividends decreased $815,000 to $0 for the three months ended June 30, 2009 as compared to $815,000 for the three months ended June 30, 2008. On June 26, 2009, the OTS notified Aurora Bank that the prior approval of the OTS is currently required before payment by the Company of dividends on the Series D and Series B preferred stock, as a result of the Order and the PCA Directive. As a result of the notice from the OTS, the Board of Directors voted not to declare or pay the preferred stock dividend that would have been payable on July 15, 2009. Aurora Bank has made a formal request to the OTS to approve the payment of future dividends on the preferred stock, however, there can be no assurance that such approval will be received from the OTS or when or if such OTS approval requirement will be removed. Furthermore, if approval is received from the OTS, any future dividends on the preferred stock will be payable only when, as and if declared by the Board of Directors. The terms of the Series D preferred stock provide that dividends on the Series D preferred stock are not cumulative and if no dividend is declared for a quarterly dividend period, the holders of the Series D preferred stock will have no right to receive a dividend for that period, and the Company will have no obligation to pay a dividend for that period, whether or not dividends are declared and paid for any future period. The Company, subject to receipt of approval from the OTS, intends to pay dividends on its preferred stock and common stock in amounts necessary to continue to preserve its status as a REIT under the Internal Revenue Code.

Results of Operations for the Six Months Ended June 30, 2009 and 2008
Interest income
          The following table sets forth the yields on the Company’s interest-earning assets for the periods indicated:

	Six Months Ended June 30,
	2009			2008
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield
	(dollars in thousands)
Loans, net (1)	$48,060	$1,508	6.33%	$62,939	$2,547	8.14%
Interest-bearing deposits	45,265	393	1.75	54,030	470	1.75

Total interest-earning assets	$93,325	$1,901	4.11%	$116,969	$3,017	5.19%

(1)	For purposes of providing a meaningful yield comparison, the forgoing table reflects the average accreted cost of the loans, net of discounts, and not the fair value of the loan portfolio. Non-performing loans are excluded from average balance calculations.
          The decline in interest income for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 is primarily due to a decrease in the average balance of loans and interest bearing deposits and a decrease in the yield on loans.
          The average cost of the loans, net of discounts, for the six months ended June 30, 2009 totaled $48.1 million compared to $62.9 million for the same period in 2008. This decrease is primarily attributable to loan payoffs, amortization and sales of loans. No loans have been acquired by the Company since 2005 and management currently has no intention of acquiring additional loans other than in connection with a potential alternative transaction to the asset exchange. For the six months ended June 30, 2009, the yield on the loan portfolio decreased to 6.33% compared to 8.14% for the same period in 2008. For the six months ended June 30, 2009, interest and fee income recognized on loan payoffs decreased $139,000, or 56.7%, to $106,000 from $245,000 for the six months ended June 30, 2008. The level of interest and fee income recognized on loan payoffs varies for numerous reasons, as further discussed below. The yield from regularly scheduled interest and accretion income decreased to 5.89% for the six months ended June 30, 2009 from 7.36% for the same period in 2008 due to a $421,000 reduction in interest income resulting from the discontinuance of the amortization of purchase discount and fees on loans as a result of the loans being reclassified to held for sale during the first quarter of 2009, a reduction in average balances and decreases in market interest rates.
          The average balance of interest-bearing deposits decreased $8.7 million or 16.2% to $45.3 million for the six months ended June 30, 2009, compared to $54.0 million for the same period in 2008. The changes in the average balances of interest-bearing deposits are the result of periodic dividend payments and returns of capital partially offset by cash flows from loan repayments. The interest rate on interest-bearing deposits remained static for the six months ended June 30, 2009 as compared to the same period in 2008.
          The table above presents the average cost balance of the Company’s loans, net of discounts, and does not present the loans at their fair value. Therefore, for periods prior to February 5, 2009, income on loans includes the portion of the purchase discount that is accreted into income over the remaining lives of the related loans using the interest method. Because the carrying value of the loan portfolio is net of purchase discount, the related yield on this portfolio generally is higher than the aggregate contractual rate paid on the loans. The total yield includes the excess of a loan’s expected discounted future cash flows over its net investment, recognized using the interest method. For periods after February 5, 2009, the yields shown in the above table are representative of actual yields.
          Prior to February 5, 2009, when a loan was paid off, the excess of any cash received over the net investment was recorded as interest income. In addition to the amount of purchase discount that was recognized at that time, income may also have included interest owed by the borrower prior to the Company’s acquisition of the loan, interest collected if on non-performing status, prepayment fees and other loan fees (‘‘other interest and fee income’’). For periods after February 5, 2009, when a loan is paid off, the excess of any cash received over the net investment is considered in the change in the valuation allowance. The following table sets forth, for the periods indicated, the components of interest and fees on loans. There can be no assurance regarding future interest income, including the yields and related level of such income, or the relative portion attributable to loan payoffs as compared to other sources.

	Six Months Ended June 30,
	2009		2008
	Interest		Interest
	Income	Yield	Income	Yield
		(dollars in thousands)
Regularly scheduled interest and accretion income	$1,402	5.89%	$2,302	7.36%

Interest and fee income recognized on loan payoffs:
Nonaccretable discount	—	—	—	—
Accretable discount	86	0.36	187	0.60
Other interest and fee income	20	0.08	58	0.18

	106	0.44	245	0.78

	$1,508	6.33%	$2,547	8.14%

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
Provision for loan losses
          Prior to entering into the Asset Exchange Agreement on February 5, 2009 and reclassifying the loans as held for sale, the Company maintained an allowance for probable loan losses that were inherent in its loan portfolio. Since the loan portfolio is now classified as held for sale and recorded at the lower of its cost or fair value, the Company no longer maintains an allowance for loan losses as the determination of fair value includes consideration of, among other factors, the creditworthiness of borrowers. During the six months ended June 30, 2009, the Company recorded a $915,000 reversal of the allowance for loan losses and recorded a valuation allowance of $16.2 million to reflect the change to record the Company’s loan portfolio at fair value. Prior to the reclassification of the loan portfolio, the determination of the allowance for loan losses required management’s use of significant estimates and judgments. In making this determination, management considered known information relative to specific loans, as well as collateral type, loss experience, delinquency trends, current economic conditions and industry trends, generally. Based on these factors, management estimated the probable loan losses incurred as of the reporting date and increased or decreased the allowance through a change in the provision for loan losses. The Company recorded a reduction of the allowance for loan losses of $155,000 for the six months ended June 30, 2008 due to the decrease in the balance of loans due to payoffs without a significant change in the credit profile of the remaining portfolio during the period.
Operating expenses
          Loan servicing and advisory expenses decreased $11,000, or 11.1%, to $88,000 for the six months ended June 30, 2009 from $99,000 for the six months ended June 30, 2008. The decrease is primarily the result of a decrease in loan servicing expenses due to the decrease in the average balance of the loan portfolio. This decrease was partially offset by a increase in environmental fees.
          Other general and administrative expenses increased $469,000 or 464.4%, to $570,000 for the six months ended June 30, 2009 compared to $101,000 for the six months ended June 30, 2008. This increase is primarily attributable to an increase in legal fees and an increase in external audit expenses. This increase was partially offset by a decrease in director’s fees.
Preferred stock dividends
          Preferred stock dividends decreased $815,000, or 50.0%, to $816,000, for the six months ended June 30, 2009 compared to $1.6 million for the same period in 2008. As discussed above, the OTS notified Aurora Bank that the prior approval of the OTS is currently required before payment by the Company of dividends on the Series D and Series B preferred stock, as a result of the Order and the PCA Directive, and therefore the Board of Directors voted not to declare or pay the preferred stock dividend that would have been payable on July 15, 2009.

Changes in Financial Condition
Interest-bearing deposits with parent
          Interest-bearing deposits with parent consist entirely of money market accounts with Aurora Bank. The balance of interest-bearing deposits increased $3.5 million to $47.0 million at June 30, 2009 compared to $43.5 million at December 31, 2008. The increase in the balance of interest-bearing deposits is primarily a result of cash flows from loan repayments.
Loan portfolio
               To date, all of the Company’s loans have been acquired from Aurora Bank. A summary of the fair value of the Company’s loans, which were considered held for sale as of June 30, 2009, follows:

June 30, 2009
(in thousands)
Mortgage loans on real estate:
Commercial real estate	$19,888
Multi-family residential	12,713
One-to-four family residential	575

Total	33,176
Other	9

Total loans	33,185

Less:
Net deferred loan fees	(21)

Loans, net of valuation allowance of $16,210	$33,164

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

          The decrease in the total amount of loans is primarily attributable to the reclassification of the Company’s loans to held for sale in connection with entering into the Asset Exchange Agreement and the related valuation allowance recorded to reflect the loans at the lower of their cost or fair value. The Company has historically acquired primarily performing commercial real estate and multifamily residential mortgage loans. During the six month periods ended June 30, 2009 and June 30, 2008, the Company did not acquire any loans from Aurora Bank.

          The Company intends that each loan acquired from Aurora Bank in the future, if any are acquired in the future, will be a whole loan, and will be originated or acquired by Aurora Bank in the ordinary course of its business. The Company also intends that all loans held by it will be serviced pursuant to its master service agreement with Aurora Bank.
          The estimated fair value of non-performing loans totaled $2.0 million as of June 30, 2009. Non-performing loans, net of discount, totaled $589,000 as of June 30, 2008. The increase in non-performing assets is due to the fact that 12 loans, representing 9 borrowers, were not performing as of June 30, 2009. Loans generally are placed on non-performing status and the accrual of interest is generally discontinued when the collectability of principal and interest is not probable or estimable. Unpaid interest income previously accrued on such loans is reversed against current period interest income. A loan is returned to accrual status when it is brought current in accordance with management’s anticipated cash flows at the time of acquisition and collection of future principal and interest is probable and estimable.
          Allowance for Loan Losses
          Prior to entering into the Asset Exchange Agreement on February 5, 2009 and reclassifying the loans as held for sale, the Company maintained an allowance for probable loan losses that were inherent in its loan portfolio. Since the loan portfolio is now classified as held for sale and recorded at the lower of its cost or fair value, the Company will no longer maintain an allowance for loan losses as the determination of fair value includes consideration of, among other factors, the creditworthiness of borrowers. During the six months ended June 30, 2009, the Company recorded a $915,000 reversal of the allowance for loan losses and recorded a valuation allowance of $16.2 million to reflect the change to record the Company’s loan portfolio at fair value. Prior to the reclassification of the loan portfolio, the determination of the allowance for loan losses required management’s use of significant estimates and judgments. In making this determination, management considered known information relative to specific loans, as well as collateral type, loss experience, delinquency trends, current economic conditions and industry trends, generally. Based on these factors, management estimated the probable loan losses incurred as of the reporting date and increased or decreased the allowance through a change in the provision for loan losses.
          The following table sets forth certain information relating to the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(in thousands)
Balance at beginning of period	$—	$1,065	$915	$1,180
Provision for loan losses	—	(40)	(915)	(155)

Balance at end of period	$—	$1,025	$—	$1,025

Interest Rate Risk
          The Company’s income consists primarily of interest income. If there is a decline in market interest rates, the Company may experience a reduction in interest income and a corresponding decrease in funds available to be distributed to its stockholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on floating-rate loans and interest-bearing deposits are based and from prepayments of mortgage loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets. The Company does not intend to use any derivative products to manage its interest rate risk. The majority of the Company’s loan portfolio consists of fixed rate loans with contractual interest rates that are not affected by changes in market interest rates. Approximately 27% of the average cost balance of the Company’s loan portfolio, however, is comprised of floating-rate loans with contractual interest rates that may fluctuate based on changes in market interest rates. In addition, negative fluctuations in interest rates could reduce the amount of interest paid on interest-bearing cash deposits of the Company, which could negatively impact the amount of cash available to pay dividends on the Series D preferred stock. The Company is not able to precisely quantify the potential impact on its operating results or funds available for distribution to stockholders from material changes in interest rates.
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

          At June 30, 2009, 63.1%, 6.8% and 5.3% of the fair value of the Company’s real estate loan portfolio consisted of loans in California, New England and Nevada respectively. At December 31, 2008, 64.5%, 7.4% and 5.1% of the Company’s net real estate loan portfolio consisted of loans located in California, New England and Nevada, respectively. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political or business developments or natural hazards in California, New England or Nevada that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages. Beginning in 2007 and continuing through June 2009, the housing and real estate sectors in California and Nevada were hit particularly hard by the recession with higher overall foreclosure rates than the national average. If these regions experience further adverse economic, political or business conditions, or natural hazards, the Company will likely experience higher rates of loss and delinquency on its mortgage loans than if its loans were more geographically diverse.
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
          The Company may also issue additional series of preferred stock, subject to OTS approval. However, the Company may not issue additional shares of preferred stock ranking senior to the Series D preferred shares without the consent of holders of at least two-thirds of the Series D preferred shares outstanding at that time. Although the Company’s charter does not prohibit or otherwise restrict Aurora Bank or its affiliates from holding and voting shares of Series D preferred stock, to the Company’s knowledge the amount of shares of Series D preferred stock held by Aurora Bank or its affiliates is insignificant (less than 1%). Additional shares of preferred stock ranking on a parity with the Series D preferred shares may not be issued without the approval of a majority of the Company’s independent directors.
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
          Market risk is the risk of loss from adverse changes in market prices and interest rates. Currently, approximately 27% of the average cost balance of the Company’s loan portfolio is comprised of floating-rate loans with contractual interest rates that may fluctuate based on changes in market interest rates. In addition, negative fluctuations in interest rates could reduce the amount of interest paid on interest-bearing cash deposits of the Company. The Company’s market risk arises primarily from interest rate risk inherent in holding loans. To that end, Aurora Bank actively monitors the interest rate risk exposure of the Company pursuant to an advisory agreement.
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
          The following table sets forth the Company’s interest-rate-sensitive assets categorized by repricing dates and weighted average yields at June 30, 2009. For fixed rate instruments, the repricing date is the maturity date. For adjustable-rate instruments, the repricing date is deemed to be the earliest possible interest rate adjustment date. Assets that are subject to immediate repricing are placed in the overnight column.

		Within	Over One	Over Two	Over Three	Over Four	Over
		One	to Two	to Three	to Four	to Five	Five		Fair
	Overnight	Year	Years	Years	Years	Years	Years	Total	Value
				(dollars in thousands)
Interest-bearing deposits	$46,989	$—	$—	$—	$—	$—	$—	$46,989	$46,989
	1.75%
Fixed-rate loans (1)	255	1,817	2,957	3,641	2,361	1,232	21,661	33,924	23,700
	14.50%	5.11%	6.41%	6.28%	5.92%	4.75%	4.43%
Adjustable-rate loans (1)	287	11,844	34	101	90	155	—	12,511	7,437
	6.47%	5.14%	7.16%	7.72%	6.48%	6.87%

Total rate-sensitive assets	$47,531	$13,661	$2,991	$3,742	$2,451	$1,387	$21,661	$93,424	$78,126

(1)	Loans are presented at the average accreted costs of the loans, net of discount, and exclude non-performing loans.
          Based on the Company’s experience, management applies the assumption that, on average, approximately 5% of the outstanding fixed and adjustable-rate loans will prepay annually.
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
          The Company’s management, with the participation of its President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2009. Based on this evaluation, the Company’s President and Chief Financial Officer concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company is made known to the President and Chief Financial Officer by others within the entity, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
          No change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings
          From time to time, the Company may be involved in routine litigation incidental to its business, including a variety of legal proceedings with borrowers, which would contribute to the Company’s expenses, including the costs of carrying non-performing assets.
          In addition, the Company has received letters from two holders of the Series D preferred stock threatening litigation in connection with the abandoning of the liquidation of the Company and the approval of the Exchange. One of these holders brought suit against the Company in the Superior Court of Massachusetts to compel the Company to produce certain books and records for the benefit of the stockholder and to reimburse the stockholder for related attorneys’ fees. On June 5, 2009, the Court denied the stockholder’s motions to compel production of these books and records and to reimburse the stockholder for related attorneys’ fees and dismissed the case, without prejudice.

Item 1A.	Risk Factors
          A number of risk factors, including, without limitation, the risk factor set forth below and the risk factors found in Item 1A of the Company’s Annual Report on Form 10-K for the annual period ended December 31, 2008, may cause the Company’s actual results to differ materially from anticipated future results, performance or achievements expressed or implied in any forward-looking statements contained in this Quarterly Report on Form 10-Q or any other report filed by the Company with the SEC. All of these factors should be carefully reviewed, and the reader of this Quarterly Report on Form 10-Q should be aware that there may be other factors that could cause difference in future results, performance or achievements.
If the OTS does not approve Aurora Bank’s request to permit the payment of future dividends, the Company will be prohibited from paying dividends in the future and therefore may fail to qualify as a REIT
          On June 26, 2009, the OTS notified Aurora Bank that the prior approval of the OTS is currently required before payment by the Company of dividends on the Series D preferred stock as a result of the Order and the PCA Directive. As a result of the notice from the OTS, the Board of Directors voted not to declare or pay the Series D preferred stock dividend that would have been payable on July 15, 2009. Aurora Bank has made a formal request to the OTS to approve the payment of future dividends on the Series D preferred stock. If the OTS does not approve this request, the Company will be prohibited from paying future dividends, which could result in the Company failing to qualify as a REIT. In order to qualify as a REIT, the Company generally is required each year to distribute to its stockholders at least 90% of its net taxable income, excluding net capital gains. The Company may retain the remainder of REIT taxable income or all or part of its net capital gain, but will be subject to tax at regular corporate rates on such income. In addition, the Company is subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions considered as paid by the Company with respect to any calendar year are less than the sum of (1) 85% of its ordinary income for the calendar year, (2) 95% of its capital gains net income for the calendar year and (3) 100% of any undistributed income from prior periods.

Item 4.	Submission of Matters to a Vote of Security Holders
          During the three months ended June 30, 2009, no matters were submitted for approval to Aurora Bank, the sole common stockholder of the Company. No matters were submitted to a vote of the holders of the Series D preferred stock during this period.

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
CAPITAL CROSSING PREFERRED CORPORATION

Date: August 14, 2009	By:	/s/ Lana Franks
Lana Franks
President (Principal Executive Officer)

Date: August 14, 2009	By:	/s/ Thomas O’Sullivan
Thomas O’Sullivan
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Item	Page Number
31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the President.	27

31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the Chief Financial Officer.	28

32	Certification pursuant to 18 U.S.C. Section 1350 of the President and Chief Financial Officer.	29