Form 10-Q
period 2009-09-30
CAPITAL CROSSING PREFERRED CORP
filed 2009-11-13
CIK 1072806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
Commission File Number 000-25193
CAPITAL CROSSING PREFERRED CORPORATION
(Exact name of registrant as specified in its charter)
Massachusetts
(State or other jurisdiction of incorporation or organization)
04-3439366
(I.R.S. Employer Identification Number)
1271 Avenue of the Americas, 46th Floor, New York, New York
(Address of principal executive offices)
10020
(Zip Code)
(212) 377-1503
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock was 100 shares, $.01 par value per share, as of November 13, 2009. No common stock was held by non-affiliates of the issuer.

Capital Crossing Preferred Corporation

PART I
Item 1. Condensed Financial Statements
Capital Crossing Preferred Corporation
Balance Sheets
(unaudited)

	September 30,	December 31,
	2009	2008
	(in thousands)
ASSETS

Cash account with parent	$202	$208
Interest-bearing deposits with parent	50,036	43,549

Total cash and cash equivalents	50,238	43,757

Loans held for sale	30,326	—
Loans held for investment, net of discounts and net deferred loan income	—	52,998
Less allowance for loan losses	—	(915)

Loans held for investment, net	—	52,083

Accrued interest receivable	149	227

Total assets	$80,713	$96,067

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses and other liabilities	$253	$931
Total liabilities	253	931

Stockholders’ equity:
Preferred stock, Series B, 8% cumulative, non-convertible; $.01 par value; $1,000 liquidation value per share plus accrued dividends; 1,000 shares authorized, 937 shares issued and outstanding	—	—
Preferred stock, Series D, 8.50% non-cumulative, exchangeable; $.01 par value; $25 liquidation value per share; 1,725,000 shares authorized, 1,500,000 shares issued and outstanding	15	15
Common stock, $.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	95,121	95,121
Accumulated deficit	(14,676)	—

Total stockholders’ equity	80,460	95,136

Total liabilities and stockholders’ equity	$80,713	$96,067

See accompanying notes to condensed financial statements.

Capital Crossing Preferred Corporation
Statements of Income (Loss)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(in thousands)
Interest income:
Interest and fees on loans	$839	$1,298	$2,347	$3,845
Interest on interest-bearing deposits	75	269	468	739

Total interest income	914	1,567	2,815	4,584
Provision for loan losses — loans held for investment	—	55	915	210
Valuation allowance on loans held for sale	(541)	—	(16,751)	—

Net revenue	373	1,622	(13,021)	4,794

Operating expenses:
Loan servicing and advisory services	35	52	123	151
Other general and administrative	146	72	716	173

Total operating expenses	181	124	839	324

Net income (loss)	192	1,498	(13,860)	4,470

Preferred stock dividends	—	816	816	2,447

Net income (loss) available to common stockholder	$192	$682	$(14,676)	$2,023

See accompanying notes to condensed financial statements.

Capital Crossing Preferred Corporation
Statements of Changes in Stockholders’ Equity
(unaudited)

	Nine Months Ended September 30, 2009
	Preferred Stock		Preferred Stock				Additional	Retained	Total
	Series B		Series D		Common Stock		Paid-in	Earnings/	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit	Equity
	(in thousands)
Balance at December 31, 2008	1	$—	1,500	$15	—	$—	$95,121	$—	$95,136
Net loss	—	—	—	—	—	—	—	(13,860)	(13,860)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	(19)	(19)
Dividends on preferred stock, Series D	—	—	—	—	—	—	—	(797)	(797)

Balance at September 30, 2009	1	$—	1,500	$15	—	$—	$95,121	$(14,676)	$80,460

	Nine Months Ended September 30, 2008
	Preferred Stock		Preferred Stock				Additional		Total
	Series B		Series D		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
	(in thousands)
Balance at December 31, 2007	1	$—	1,500	$15	—	$—	$115,354	$—	$115,369
Net income	—	—	—	—	—	—	—	4,470	4,470
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	(56)	(56)
Dividends on preferred stock, Series D	—	—	—	—	—	—	—	(2,391)	(2,391)

Balance at September 30, 2008	1	$—	1,500	$15	—	$—	$115,354	$2,023	$117,392

See accompanying notes to condensed financial statements.

Capital Crossing Preferred Corporation
Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
	(in thousands)
Cash flows provided by operating activities:
Net (loss) income	$(13,860)	$4,470
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Valuation allowance on loans held for sale	16,751	—
Provision for loan losses	(915)	(210)
Decrease in accrued interest receivable	80	69
Increase (decrease) in accrued expenses and other liabilities	135	(25)

Net cash provided by operating activities	2,191	4,304

Cash flows provided by investing activities:
Loan repayments	5,921	10,862

Cash provided by investing activities	5,921	10,862

Cash flows used in financing activities:
Payment of preferred stock dividends	(1,631)	(2,447)

Cash used in financing activities	(1,631)	(2,447)

Net change in cash and cash equivalents	6,481	12,719
Cash and cash equivalents at beginning of period	43,757	50,581

Cash and cash equivalents at end of period	$50,238	$63,300

See accompanying notes to condensed financial statements.

Capital Crossing Preferred Corporation
Notes to Condensed Financial Statements
Three and Nine Months Ended September 30, 2009 and 2008
Note 1. Basis of Presentation
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
     On May 11, 2004, the Company closed its public offering of 1,500,000 shares of its 8.50% Non-Cumulative Exchangeable Preferred Stock, Series D. The net proceeds to the Company from the sale of Series D preferred stock was $35.3 million. Effective July 15, 2009, the Series D preferred stock is redeemable at the option of the Company, with the prior consent of the Office of Thrift Supervision (the “OTS”).
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
     These condensed financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to these rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Certain prior period amounts have been reclassified to conform to current period presentation. It is the opinion of management that the condensed financial statements reflect all adjustments that are normal and recurring and that are necessary for a fair presentation of the results for the interim periods presented. These condensed financial statements included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of, and for the year ended December 31, 2008. Interim results are not necessarily indicative of results to be expected for the entire year.
     On February 5, 2009, as discussed below, the Company agreed to transfer 207 loans secured primarily by commercial real estate and multifamily residential real estate to Aurora Bank in exchange for 205 loans secured primarily by residential real estate. As a result, during the first quarter of 2009 the Company reclassified all of its loan assets as held for sale and recorded a valuation allowance to reflect these loan assets at the lower of their accreted cost or fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 65, Accounting for Certain Mortgage Banking Activities (codified primarily in ASC 948) (“ASC 948”). Notwithstanding the termination of the asset exchange prior to its consummation, as discussed below, the Company continues to record these loan assets at the lower of their accreted cost or fair value in accordance with ASC 948 as the Company continues to explore potential alternative transactions. Prior to February 5, 2009, the Company’s loan assets were considered held for investment and recorded at accreted cost adjusted for the amortization of any purchase discount and deferred fees less an allowance for loan losses.

     In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the fair value of loans held for sale. The fair value of the loan portfolio was estimated based upon an internal analysis by management which considered, among other things, information, to the extent available, about then current sale prices, bids, credit quality, liquidity and other available information for loans with similar characteristics as the Company’s loan portfolio. For a more detailed discussion of the basis for the estimates of the fair value of the Company’s loan portfolio, please see Note 5 below. Prior to February 5, 2009, material estimates also included the determination of the allowance for losses on loans, the allocation of purchase discount on loans between accretable and nonaccretable portions, and the rate at which the discount is accreted into interest income.
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
     Terminated Asset Exchange
     On February 5, 2009, the Company and Aurora Bank entered into an Asset Exchange Agreement (the “Agreement”) pursuant to which the Company agreed to transfer 207 loans secured primarily by commercial real estate and multifamily residential real estate (together, the “Loans”) to Aurora Bank in exchange for 205 loans secured primarily by residential real estate (the “Exchange”). The Loans represented substantially all of the Company’s assets, excluding cash and interest-bearing deposits as of December 31, 2008. The Exchange was subject to certain conditions to closing as well as the receipt of a non-objection letter from the OTS. On July 20, 2009, the Company and Aurora Bank mutually agreed to terminate the Agreement. The Agreement was terminated following receipt of a letter from the OTS failing to grant Aurora Bank’s requests for non-objection with respect to the Exchange. As a result of the termination of the Agreement, which termination was without liability to either party, the Exchange was not consummated and the Company continues to own the portfolio of loans secured by commercial real estate and multifamily real estate that the Company owned prior to entering into the Agreement. The Company continues to consider potential alternative transactions involving its loan portfolio and has received preapproval from the OTS for transactions that meet certain guidelines, however there can be no assurances that any such alternative transaction will occur. As a result of entering into the Agreement and continuing to consider potential alternative transactions, the Company reclassified all of its loan assets as held for sale and now records these loan assets at the lower of their accreted cost or fair value in accordance with ASC 948.
     Aurora Bank — Regulatory Actions and Capital Levels
     On January 26, 2009, the OTS entered a cease and desist order against Aurora Bank (the “Order”). The Order, among other things, requires Aurora Bank to file various privileged prospective operating plans with the OTS to manage the liquidity and operations of Aurora Bank going forward, including a strategic plan to be activated whenever Aurora Bank’s capital ratios are less than specified levels. This strategic plan will remain operative until the OTS confirms that the Order has been lifted based, among other things, on Aurora Bank’s capital ratios. The Order requires Aurora Bank to ensure that each of its subsidiaries, including the Company, complies with the Order, including the operating restrictions contained in the Order. These operating restrictions, among other things, restrict transactions with affiliates, contracts outside the ordinary course of business and changes in senior executive officers, board members or their employment arrangements without prior written notice to the OTS. More detailed information can be found in the Order itself, which was entered against Aurora Bank under its former name, Lehman Brothers Bank, FSB, a copy of which is available on the OTS’ website. In addition, on February 4, 2009, the OTS issued a prompt corrective action directive to Aurora Bank (the “PCA Directive”). The PCA Directive requires Aurora Bank to, among other things, raise its capital ratios such that it will be deemed to be “adequately capitalized” and places additional constraints on Aurora Bank and its subsidiaries, including the Company. More detailed information can be found in the PCA Directive itself, which was entered against Aurora Bank under its former name, Lehman Brothers Bank, FSB, a copy of which is available on the OTS’ website.
     On June 26, 2009, the OTS notified Aurora Bank that, as a result of the Order and the PCA Directive, the prior approval of the OTS is currently required before payment by the Company of dividends on the Series D and Series B preferred stock is made. As a result of the notice from the OTS, the Board of Directors of the Company (the “Board of Directors”) voted not to declare or pay preferred stock dividends that would have been payable on July 15 and October 15, 2009. Aurora Bank has made a formal request to the OTS to approve the payment of future dividends on the preferred stock and responded to requests from the OTS for additional information on the payment of these dividends; however, the OTS has not yet ruled on this request and there can be no assurance that such approval will be received from the OTS or when or if such OTS approval requirement will be removed. Furthermore, even if approval is received from the OTS, any future dividends on the preferred stock will be payable only when, as and if declared by the Board of Directors. The terms of the

Series D preferred stock provide that dividends on the Series D preferred stock are not cumulative and if no dividend is declared for a quarterly dividend period, the holders of the Series D preferred stock will have no right to receive a dividend for that period, and the Company will have no obligation to pay a dividend for that period, whether or not dividends are declared and paid for any future period. The terms of the Series B preferred stock provide that dividends on the Series B preferred stock are cumulative and if no dividend is declared for a quarterly dividend period, the holders of the Series B preferred stock will have a legal right to receive a dividend payment for each period in which no dividend was declared, prior to the payment of dividends to the Series D and common stockholders. At September 30, 2009, the Company had $38,000 of dividends in arrears related to the Company’s 8% Series B preferred stock.
     In order to continue to qualify as a REIT, the Company generally is required each year to distribute to its stockholders at least 90% of its net taxable income, excluding net capital gains. As a REIT, the Company generally is not required to pay federal income tax if it continues to meet this and a number of other requirements. If the OTS does not grant approval to the Company to pay dividends to its stockholders in an amount necessary to retain the Company’s REIT qualification, including at least 90% of its net taxable income (if any), the Company will fail to qualify as a REIT and, as a result, will be subject to federal income tax. These condensed financial statements do not include any adjustments that might result from this uncertainty.
     As of September 30, 2009, Aurora Bank maintained its status as “adequately capitalized” under applicable regulatory guidelines according to a recent public filing by Aurora Bank with the OTS and taking into account the Order and PCA Directive. The classification of Aurora Bank’s capitalization level, however, is subject to review and acceptance by the OTS. On August 5, 2009, the bankruptcy court issued an order permitting LBHI to take certain actions intended to strengthen the capital position of Aurora Bank, including: (1) the increase of the maximum amount available to Aurora Bank under its repurchase facility with LBHI from $325 million to $450 million, (2) the increase of the advance rate available under the repurchase facility from 50% to 75% of the value of the assets that serve as collateral for the repurchase facility and (3) the approval of a servicing advancement bridge facility for Aurora Bank from LBHI in the amount of $500 million.
Note 3. Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (codified primarily in ASC 820-10) (“ASC 820-10”). This standard defines fair values, establishes a framework for measuring fair value in conformity with GAAP, and expands disclosures about fair value measurements. Prior to this standard, there were varying definitions of fair value and limited guidance for applying those definitions under GAAP. In addition, the guidance was dispersed among many accounting pronouncements that require fair value measurements. This standard was intended to increase consistency and comparability in fair value measurements and disclosures about fair value measurements. The provisions of this standard became effective January 1, 2008. The Company applies the provisions of ASC 820-10 in the determination of the fair value of the loan assets for purposes of the determination of the lower of accreted cost or fair value of the loans classified as held for sale.
     In April 2009, the FASB issued Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (codified primarily in ASC 820-10-65) (“ASC 820-10-65”). ASC 820-10-65 emphasizes that the objective of fair value measurement described in ASC 820-10 remains unchanged and provides additional guidance for determining whether market activity for a financial asset or liability has significantly decreased and for identifying circumstances that indicate that transactions are not orderly. ASC 820-10-65 indicates that if a market is determined to be inactive and the related market price is deemed to be reflective of a “distressed sale” price, then management judgment may be required to estimate fair value. Further, ASC 820-10-65 identifies factors to be considered when determining whether or not a market is inactive. ASC 820-10-65 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company believes its valuation methodologies already considered the concepts discussed in ASC 820-10-65. Therefore, its application did not have an impact on the earnings or financial position of the Company.
     In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (primarily codified in ASC 825-10-65) (“ASC 825-10-65”). ASC 825-10-65 requires disclosures about the fair value of financial instruments in interim financial statements. Upon adoption by the Company on June 30, 2009, the disclosures required by FSP 107-1 and ASC 825-10-65 are to be provided prospectively. The required disclosures are provided in Note 5 below.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (codified primarily in ASC 855-10) (“ASC 855-10”). This standard establishes general accounting and disclosure with respect to events that occur after the balance sheet date but before financial statements are issued or otherwise available. The standard sets forth guidance with respect to (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in its financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should provide about events or transactions that occur after the balance sheet date. The Company adopted ASC 855-10 effective June 30, 2009. Accordingly, the Company evaluated events occurring subsequent to the date of the balance sheet for potential recognition or disclosure in the financial statements. Events occurring through November 13, 2009, the date this Form 10-Q was filed with the SEC, were evaluated.

     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (codified primarily in ASC 105-10) (“ASC 105-10”). ASC 105-10 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. The objective of ASC 105-10 is to establish the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB. After the effective date of ASC 105-10, all non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. ASC 105-10 revises the framework for selecting the accounting principles to be used in the preparation of financial statements that are presented in conformity with GAAP. In doing so, the Codification will require the references within the Company’s financial statement to be modified. Additionally, ASC 105-10 may require the Company to evaluate whether certain modifications will need to be accounted for as an “accounting change” or as a “correction of an error” in accordance with SFAS No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3 (codified primarily in ASC 250-10). The Company adopted ASC 105-10 effective September 30, 2009. The effect of adopting this standard did not materially affect the interim financial statements, other than the footnote disclosures which were expanded to incorporate the guidance provided by this new standard.
Note 4. Loans
     As a result of entering into the Asset Exchange Agreement and in accordance with ASC 948, effective February 5, 2009 all of the Company’s loan assets were considered held for sale and recorded at the lower of their accreted cost or fair value. The Company’s loan assets continue to be recorded at the lower of their accreted cost or fair value and the Company continues to explore potential alternative transactions. As discussed in more detail in Note 5 below, the fair value of the Company’s loan portfolio was estimated based upon an internal analysis by management which considered, among other factors, information, to the extent available, about then current sale prices, bids, credit quality, liquidity and other available information for loans with similar characteristics as the Company’s loan portfolio. Management also considers the geographical location and geographical concentration of the loans in the Company’s portfolio in its analysis.
     The amount by which the accreted cost of the Company’s loan assets exceeded the fair value at the date the loans were reclassified as held for sale was recognized as a valuation allowance. Subsequent changes to the valuation allowance will be included in the determination of net income in the period in which the change occurs. Increases in the fair value of the loan assets will be recognized only up to the accreted cost of the loans on the date they were classified as held for sale.
     Any remaining discount relating to the purchase of the loans by the Company is not amortized as interest revenue during the period the loans are classified as held for sale. Deferred revenue associated with loans held for sale is deferred until the related loan is sold.
     Commercial mortgage loans constituted approximately 60.1% of the fair value of the Company’s total loan portfolio at September 30, 2009. Commercial mortgage loans are generally subject to greater risks than other types of loans. The Company’s commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, tend to have shorter maturities than other mortgage loans and may not be fully amortizing.
     A summary of the fair value of the Company’s loans, which were considered held for sale as of September 30, 2009, follows:

September 30, 2009
(in thousands)
Mortgage loans on real estate:
Commercial real estate	$18,234
Multi-family residential	11,561
One-to-four family residential	531

Loans, net of valuation allowance of $16,751	$30,326

     A summary of the balances of the Company’s loans, which were considered held for investment as of December 31, 2008, follows:

December 31, 2008
(in thousands)
Mortgage loans on real estate:
Commercial real estate	$31,633
Multi-family residential	20,384
One-to-four family residential	981

Total loans, net of discounts	52,998

Less:
Allowance for loan losses	(915)

Loans, net	$52,083

     During the nine months ended September 30, 2009, the Company reversed a $915,000 allowance for loan losses and recorded a valuation allowance of $16.8 million because the Company’s loan portfolio is considered held for sale and, therefore, is recorded at the lower of accreted cost or fair value in accordance with ASC 948. The determination of fair value includes, among other factors, consideration of the creditworthiness of borrowers, and therefore no allowance for loan losses existed at September 30, 2009, compared to an allowance for loan losses of approximately $970,000 at September 30, 2008 and $915,000 at December 31, 2008.
     Activity in the allowance for loan losses follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(in thousands)
Balance at beginning of period	$—	$1,025	$915	$1,180
Provision for loan losses	—	(55)	(915)	(210)

Balance at end of period	$—	$970	$—	$970

     Since the Company’s loan portfolio is now classified as held for sale and recorded at the lower of accreted cost or fair value in accordance with ASC 948, there was no nonaccretable discount at September 30, 2009. No loans were acquired in 2009 or 2008.
     The estimated fair value of non-performing loans totaled $1.7 million as of September 30, 2009. Non-performing loans, net of discount, totaled $682,000 as of September 30, 2008. The increase in non-performing assets is due to the fact that 12 loans, representing 9 borrowers, were not performing as of September 30, 2009. Loans are considered non-performing when payment is past due by ninety days or more.
Note 5. Fair Value
     Fair Value Measurements
     As a result of entering into the Asset Exchange Agreement and in accordance with ASC 948, effective February 5, 2009 the Company’s loans were reclassified as held for sale and the Company recorded a valuation allowance in the first quarter. Notwithstanding the termination of the Exchange prior to consummation, the Company’s loan assets continue to be recorded at the lower of accreted cost or fair value in the balance sheet in accordance with ASC 948 as the Company continues to explore potential alternative transactions. ASC 820-10, defines fair value and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. ASC 820-10 defines fair value as the price at which an asset or liability could be exchanged in a current transaction between knowledgeable, willing parties. Where available, fair value is based on observable market prices or inputs or derived from such prices or inputs. Where observable prices or inputs are not available, other valuation methodologies are applied. At September 30, 2009, the fair value of the Company’s loan portfolio was estimated based upon an internal analysis by management which considered, among other factors, information, to the extent available, about then current sale prices, bids, credit quality, liquidity and other available information for loans with similar characteristics as the Company’s loan portfolio. Management also considers the geographical location and geographical concentration of the loans in the Company’s portfolio in its analysis. The valuation of the loan portfolio involves some level of management estimation and judgment, the degree of which is dependent on the terms of the loans and the availability of market prices and inputs.

     ASC 820-10 requires the categorization of financial assets and liabilities based on a hierarchy of the inputs to the valuation techniques used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level I) and the lowest priority to valuation methods using unobservable inputs (Level III). The three levels are described below:
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
The loans’ categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation.
     The categorization of the level of judgment in the fair value determination of the Company’s loans at September 30, 2009 was:

	Level I	Level II	Level III	Total
		(in thousands)

Loans Held for Sale:
Commercial real estate	—	—	$18,234	$18,234
Multi-family residential	—	—	11,561	11,561
One-to-four family residential	—	—	531	531

	—	—	$30,326	$30,326

     The table presented below summarizes the change in balance sheet carrying value associated with Level III loans during the three months ended September 30, 2009. Caution should be utilized when evaluating reported net revenues for Level III loans. The net loss of $541,000 for the three months ended September 30, 2009 is included in valuation allowance for loans held for sale on the Condensed Statements of Income (Loss).

	Balance				Balance
	June 30,		Transfers	Gains /	September 30,
	2009	Payments	In	(Losses), net (1)	2009
	(in thousands)

Loans Held for Sale:
Commercial real estate	$19,876	$(1,399)		$(243)	$18,234
Multi-family residential	12,713	(873)		(279)	11,561
One-to-four family residential	575	(25)		(19)	531

Total	$33,164	$(2,297)	$0	$(541)	$30,326

(1)	The current period gains/(losses) from changes in values of Level III loans represent gains/(losses) from changes in values of those loans only for the period(s) in which the loans were classified as Level III.
     The table presented below summarizes the change in balance sheet carrying value associated with Level III loans during the nine months ended September 30, 2009. Caution should be utilized when evaluating reported net revenues for Level III loans. The net loss of $16,751,000 for the nine months ended September 30, 2009 is included in valuation allowance for loans held for sale on the Condensed Statements of Income (Loss).

	Balance				Balance
	December 31,		Transfers	Gains /	September 30,
	2008	Payments	In	(Losses), net (1)	2009
	(in thousands)

Loans Held for Sale:
Commercial real estate	$0	$(2,406)	$29,775	$(9,135)	$18,234
Multi-family residential	0	(1,194)	19,982	(7,227)	11,561
One-to-four family residential	0	(50)	970	(389)	531

Total	$0	$(3,650)	$50,727	$(16,751)	$30,326

(1)	The current period gains/(losses) from changes in values of Level III loans represent gains/(losses) from changes in values of those loans only for the period(s) in which the loans were classified as Level III.
     Fair Value of Financial Instruments
     ASC 825-10-65 requires disclosure of the estimated fair value of all financial instruments where it is practicable to estimate such values. In determining the fair value measurements for financial assets and liabilities, the Company utilizes quoted prices, when available. If quoted prices are not available, the Company estimates fair value using present value or other valuation techniques that utilize inputs that are observable for the asset or liability, either directly or indirectly, when available. When observable inputs are not available, inputs may be used that are unobservable and, therefore, reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.
     ASC 825-10-65 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not represent the underlying value of the Company.
     The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:
     Cash and cash equivalents: The carrying amounts of cash and interest-bearing deposits approximate fair value because of the short-term maturity of these instruments.
     Loans: The fair value of the Company’s loan portfolio was estimated based upon an internal analysis by management which considered, among other factors, information, to the extent available, about then current sale prices, bids, credit quality, liquidity and other available information for loans with similar characteristics as the Company’s loan portfolio. Management also considers the geographical location and geographical concentration of the loans in the Company’s portfolio in its analysis. The valuation of the loan portfolio involves some level of management estimation and judgment, the degree of which is dependent on the terms of the loans and the availability of market prices and inputs.
     Accrued interest receivable: The carrying amount of accrued interest receivable approximates fair value because of the short-term nature of the receivable.
          The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents	$50,238	$50,238	$43,757	$43,757
Loans held for sale	30,326	30,326	—	—
Loans held for investment, net of discounts and net deferred loan income	—	—	52,083	37,046
Accrued interest receivable	149	149	227	227
Note 6. Related Party Transactions
     Aurora Bank performs advisory services and services the loans owned by the Company. Aurora Bank in its role as servicer under the terms of the master service agreement receives an annual servicing fee equal to 0.20%, payable monthly, on the gross average outstanding principal balances of loans serviced for the immediately preceding month. Additionally, Aurora Bank is paid an annual advisory fee equal to 0.05%, payable monthly, of the gross average outstanding principal balances of the Company’s loans for the immediately preceding month, plus reimbursement for certain expenses incurred by Aurora Bank as advisor. Servicing and advisory fees for the quarters ended September 30, 2009 and 2008 totaled $34,000 and $40,000, respectively, of which $34,000 and $36,000 respectively, are included in accrued expenses and other liabilities on the Condensed Balance Sheets at September 30, 2009 and 2008, respectively. Certain of the servicing and advisory functions required to be performed under the master service agreement and the advisory agreement have been subcontracted by Aurora Bank to an unrelated third party. There is no additional cost to the Company as a result of such subcontracting.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This report contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could” are intended to identify such forward-looking statements. These statements are not historical facts, but instead represent the Company’s current expectations, plans or forecasts of its future results, growth opportunities, business outlook, loan growth, credit losses, liquidity position and other similar matters, including, but not limited to, the ability to pay dividends with respect to the Series D preferred stock, the ability to consummate any alternative transaction to the terminated asset exchange, future bank regulatory actions that may impact the Company and the effect of the bankruptcy of LBHI on the Company. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond the Company’s control. Actual outcomes and results may differ materially from those expressed in, or implied by, the Company’s forward-looking statements. You should not place undue reliance on any forward-looking statement and should consider all uncertainties and risks, including, among other things, the risks set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2008, as well as those discussed in any of the Company’s other subsequent Securities and Exchange Commission filings. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.
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
     The following discussion of the Company’s financial condition, results of operations, capital resources and liquidity should be read in conjunction with the condensed financial statements and related notes included elsewhere in this report and the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC.
Executive Level Overview
     Aurora Bank owns all of the Company’s common stock. The Company’s Series B preferred stock and Series D preferred stock remain outstanding and remain subject to their existing terms and conditions, including the call feature with respect to the Series D preferred stock.
     All of the mortgage assets in the Company’s loan portfolio at September 30, 2009 were acquired from Capital Crossing, previously the sole common stockholder, and it is anticipated that substantially all additional mortgage assets, if any assets are acquired in the future, will be acquired from Aurora Bank, currently the sole common stockholder. As of September 30, 2009, the Company held loans acquired from Capital Crossing with an aggregate fair value of approximately $30.3 million.
     Commercial mortgage loans constituted approximately 60.1% of the fair value of the Company’s total loan portfolio at September 30, 2009. Commercial mortgage loans are generally subject to greater risks than other types of loans. The Company’s commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, tend to have shorter maturities than other mortgage loans and may not be fully amortizing. For these reasons, the Company may experience higher rates of default on its mortgage loans than it would if its loan portfolio was more diversified and included a greater number of owner-occupied residential or other mortgage loans.
     Properties underlying the Company’s current mortgage assets are also concentrated primarily in California, New England and Nevada. As of September 30, 2009, approximately 64.5% of the fair value of the Company’s mortgage loans were secured by properties located in California, 6.9% in New England and 5.6% in Nevada. Beginning in 2007 and continuing through September 2009, the housing and real estate sectors in California and Nevada were hit particularly hard by the recession with higher overall foreclosure rates than the national average. If these regions experience further adverse economic, political or business conditions, or natural hazards, the Company will likely experience higher rates of loss and delinquency on its mortgage loans than if its loans were more geographically diverse.
     Net income available to the common stockholder decreased $490,000 to $192,000 for the three months ended September 30, 2009, compared to net income of $682,000 for the same period in 2008. The decrease in net income available to the common stockholder is primarily the result of a $653,000 reduction in interest income, a net reduction in the fair value of loans of $541,000 during the quarter, and an increase in general and administrative expenses of $74,000, offset by an $816,000 reduction in dividends as no dividends were declared in the third quarter of 2009.
     Decisions regarding the utilization of the Company’s cash are based, in large part, on its current and future commitments to pay preferred stock dividends and its ability to pay dividends on its preferred stock and common stock in amounts necessary to continue to preserve its status as a REIT under the Internal Revenue Code. Future decisions regarding mortgage asset acquisitions and returns of capital will be based on the levels of the Company’s cash and cash equivalents at the time, the preferred stock dividends at the time and the required income necessary to generate adequate dividend coverage in the future, the dividends on its preferred stock and common stock necessary to continue to preserve the Company’s status as a REIT and other factors determined to be relevant at the time. Future decisions will also be subject to the receipt of OTS approval, as necessary.
Impact of Economic Recession
     Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and underemployment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of delinquencies, decreased consumer spending, lack of confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on borrowers, and lack of confidence in the financial markets have negatively impacted, and may further negatively impact, the credit quality of our commercial loan portfolio and may impact the credit quality of our residential loan portfolio and in turn, the value the Company could realize upon the sale or exchange of all or a portion of the loans. The depth and breadth of the downturn as well as the resulting impact on the credit quality of both our commercial and residential loan portfolios remain unclear. Continued market turbulence and economic uncertainty may result in further reductions in the fair value of the loans held for sale in future periods.
Bankruptcy of LBHI
     On September 15, 2008, LBHI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Aurora Bank is a subsidiary of LBHI. Aurora Bank has not been placed into bankruptcy, reorganization, conservatorship or receivership and the Company has not filed for bankruptcy protection. The bankruptcy of LBHI may limit the ability of LBHI to contribute capital to Aurora Bank now or in the future. In addition, the timing and amount of any payments received by Aurora Bank with respect to debts owed to Aurora Bank by LBHI may be limited by the bankruptcy of LBHI, which could in turn negatively impact the assets, capital levels and regulatory capital ratios of Aurora Bank. On August 5, 2009, the bankruptcy court issued an order permitting LBHI to take certain actions intended to strengthen the capital position of Aurora Bank, including: (1) the increase of the maximum amount available to Aurora Bank under its repurchase facility with LBHI from $325 million to $450 million, (2) the increase of the advance rate available under the repurchase facility from 50% to 75% of the value of the assets that serve as collateral for the repurchase facility and (3) the approval of a servicing advancement bridge facility for Aurora Bank from LBHI in the amount of $500 million. The Company is dependent in virtually every phase of its operations on the management of Aurora Bank and, as a subsidiary of Aurora Bank, is subject to regulation by federal banking authorities. The bankruptcy of LBHI and its potential negative effects on Aurora Bank has resulted in increased oversight, and we expect will continue to result in increased oversight of the Company by the OTS and may result in further restrictions on the Company’s ability to conduct its business.
Terminated Asset Exchange
     On February 5, 2009, the Company and Aurora Bank entered into an Asset Exchange Agreement pursuant to which the Company agreed to transfer 207 loans secured primarily by commercial real estate and multifamily residential real estate to Aurora Bank in exchange for 205 loans secured primarily by residential real estate. The Loans represented substantially all of the Company’s assets, excluding cash and interest-bearing deposits as of December 31, 2008. The Exchange was subject to certain conditions to closing as well as the receipt of a non-objection letter from the OTS. On July 20, 2009, the Company and Aurora Bank mutually agreed to terminate the Agreement. The Agreement was terminated following receipt of a letter from the OTS failing to grant Aurora Bank’s requests for non-objection with respect to the Exchange. As a result of the termination of the Agreement, which termination was without liability to either party, the Exchange was not consummated and the Company continues to own the portfolio of loans secured by commercial real estate and multifamily real estate that the Company owned prior to entering into the Agreement. The Company continues to explore potential alternative transactions involving its loan portfolio and has received preapproval from the OTS for transactions that meet certain guidelines; however there can be no assurances that any such alternative transaction will occur. As a result of entering into the Agreement and continuing to explore potential alternative transactions, the Company reclassified all of its loan assets as held for sale and now records these loan assets at the lower of their accreted cost or fair value in accordance with ASC 948.
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
     On June 26, 2009, the OTS notified Aurora Bank that, as a result of the Order and the PCA Directive, the prior approval of the OTS is currently required before payment by the Company of dividends on the Series D and Series B preferred stock is made. As a result of the notice from the OTS, the Board of Directors voted not to declare or pay preferred stock dividends that would have been payable on July 15 and October 15, 2009. Aurora Bank has made a formal request to the OTS to approve the payment of future dividends on the preferred stock and responded to requests from the OTS for additional information on the payment of these dividends; however, the OTS has not yet ruled on this request and there can be no assurance that such approval will be received from the OTS or when or if such OTS approval requirement will be removed. Furthermore, even if approval is received from the OTS, any future dividends on the preferred stock will be payable only when, as and if declared by the Board of Directors. The terms of the Series D preferred stock provide that dividends on the Series D preferred stock are not cumulative and if no dividend is declared for a quarterly dividend period, the holders of the Series D preferred stock will have no right to receive a dividend for that period, and the Company will have no obligation to pay a dividend for that period, whether or not dividends are declared and paid for any future period. The terms of the Series B preferred stock provide that dividends on the Series B preferred stock are cumulative and if no dividend is declared for a quarterly dividend period, the holders of the Series B preferred stock will have a legal right to receive a dividend payment for each period in which no dividend was declared, prior to the payment of dividends to the Series D and common stockholders. At September 30, 2009, the Company had $38,000 of dividends in arrears related to the Company’s 8% Series B preferred stock.
     As of September 30, 2009, Aurora Bank maintained its status as “adequately capitalized” under applicable regulatory guidelines according to a recent public filing by Aurora Bank with the OTS and taking into account the Order and PCA Directive. The classification of Aurora Bank’s capitalization level, however, is subject to review and acceptance by the OTS.
     The bankruptcy of LBHI and its potential negative effects on Aurora Bank has resulted in increased oversight, and we expect will continue to result in increased oversight, of the Company by the OTS and may result in further restrictions on the Company’s ability to conduct its business.
Application of Critical Accounting Policies and Estimates
     Our discussion and analysis of financial condition and results of operations are based upon our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these condensed financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed financial statements and the reported amount of revenues and expenses in the reporting period. Our actual results may differ from these estimates. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date on the front cover of this report. Although a number of our significant accounting policies have changed since all of the Company’s loan assets are now considered held for sale and, as discussed further below, recorded at the lower of their accreted cost or fair value in accordance with ASC 948, the remainder of the Company’s significant accounting policies summarized in Note 1 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 remain in effect.
     Loans Held for Sale. On February 5, 2009, the Company agreed to transfer 207 loans secured primarily by commercial real estate and multifamily residential real estate to Aurora Bank in exchange for 205 loans secured primarily by residential real estate. As a result, during the first quarter of 2009 the Company reclassified all of its loan assets as held for sale and recorded a valuation allowance to reflect these loan assets at the lower of their accreted cost or fair value in accordance with ASC 948. Despite the termination of the asset exchange prior to its consummation, the Company continues to account for the loan portfolio as held for sale as it explores other potential alternative transactions. Prior to February 5, 2009, the Company’s loan assets were recorded at accreted cost less an allowance for loan losses. The fair value of the Company’s loan portfolio as of September 30, 2009 was estimated based upon an internal analysis by management which considered, among other things, information, to the extent available, about then current sale prices, bids, credit quality, liquidity and other available information for loans with similar characteristics as the Company’s loan portfolio. Management also considers the geographical location and geographical concentration of the loans in the Company’s portfolio in its analysis. The internal analysis involves some level of management estimation and judgment, the degree of which is dependent on the terms of the loans and the availability of market prices and inputs.
     The amount by which the accreted cost of the Company’s loan assets exceeded the fair value at the date the loans were reclassified as held for sale was recognized as a valuation allowance. Subsequent changes to the valuation allowance will be included in the determination of net income in the period in which the change occurs. Increases in the fair value of the loan assets will be recognized only up to the accreted cost of the loans on the date they were classified as held for sale.
     Any remaining discount relating to the purchase of the loans by the Company are not amortized as interest revenue during the period the loans are classified as held for sale. Deferred revenue associated with loans held for sale is deferred until the related loan is sold.
     Discounts on Acquired Loans. Prior to entering into the Asset Exchange Agreement on February 5, 2009 and reclassifying the loans as held for sale, in accordance with Statement of Position No. 03-3 Accounting for Certain Loans or Debt Securities Acquired in a Transfer (codified primarily in ASC 310-30) (“SOP 03-3”), the Company reviewed acquired loans for differences between contractual cash flows and cash flows expected to be collected from the Company’s initial investment in the acquired loans to determine if those differences were attributable, at least in part, to credit quality. If those differences were attributable to credit quality, the loan’s contractually required payments receivable in excess of the amount of its cash flows expected at acquisition, or nonaccretable discount, was not accreted into income. Prior to February 5, 2009, SOP 03-3 required that the Company recognize the excess of all cash flows expected at acquisition over the Company’s initial investment in the loan as interest income using the interest method over the term of the loan. This excess is referred to as accretable discount.
     No loans acquired since the adoption of SOP 03-3 were within the scope of the SOP.
     Loans which, at acquisition, do not have evidence of deterioration of credit quality since origination are outside the scope of SOP No. 03-3. For such loans, the discount, representing the excess of the amount of reasonably estimable and probable discounted future cash collections over the purchase price, was accreted into interest income using the interest method over the term of the loan. Prepayments were not considered in the calculation of accretion income. Additionally, discounts were not accreted on non-performing loans.
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
     Allowance for Loan Losses. Prior to entering into the Asset Exchange Agreement on February 5, 2009 and reclassifying the loans as held for sale, the Company maintained an allowance for probable loan losses that were inherent in its loan portfolio. Since the loan portfolio is now classified as held for sale and recorded at the lower of its accreted cost or fair value, the Company no longer maintains an allowance for loan losses. In prior periods, arriving at an appropriate level of allowance for loan losses required a high degree of judgment. The allowance for loan losses was increased or decreased through a provision for loan losses.
     In determining the adequacy of the allowance for loan losses, management made significant judgments. Aurora Bank initially reviewed the Company’s loan portfolio to identify loans for which specific allocations were considered prudent. Specific allocations included the results of measuring impaired loans under SFAS No. 114, Accounting by Creditors for Impairment of a Loan (codified primarily in ASC 310-10) (“ASC 310-10”). Next, management considered the level of loan allowances deemed appropriate for loans determined not to be impaired under ASC 310-10. The allowance for these loans was determined by a formula whereby the portfolio was stratified by type and internal risk rating categories. Loss factors were then applied to each strata based on various considerations including collateral type, loss experience, delinquency trends, current economic conditions and industry standards. The allowance for loan losses was management’s estimate of the probable loan losses incurred as of the balance sheet date.
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
     Gains and losses on sales of loans are determined using the specific identification method. The excess (deficiency) of any cash received as compared to the net investment is recorded as gain (loss) on sales of loans. There were no loans sold during the nine months ended September 30, 2009.
Results of Operations for the Three Months Ended September 30, 2009 and 2008
Interest income
     The following table sets forth the yields on the Company’s interest-earning assets for the periods indicated:

	Three Months Ended September 30,
	2009			2008
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield
	(dollars in thousands)

Loans, net (1)	$45,376	$839	7.34%	$56,466	$1,298	9.14%
Interest-bearing deposits	48,482	75	0.62%	61,181	269	1.75%

Total interest-earning assets	$93,858	$914	3.86%	$117,647	$1,567	5.30%

(1)	For purposes of providing a meaningful yield comparison, the forgoing table reflects the average accreted cost of the loans, net of discounts, and not the fair value of the loan portfolio. Non-performing loans are excluded from average balance calculations.
     The decline in interest income for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 is primarily due to a decrease in the average balance of loans and yield on loans and interest bearing deposits.
     The average accreted cost of the loans, net of discounts, for the three months ended September 30, 2009 totaled $45.3 million compared to $56.5 million for the same period in 2008. This decrease is primarily attributable to loan payoffs and amortization of loans. No loans have been acquired by the Company since 2005 and management currently has no intention of acquiring additional loans other than in connection with a potential alternative transaction to the asset exchange. For the three months ended September 30, 2009, the yield on the loan portfolio decreased to 7.34% compared to 9.14% for the same period in 2008. For the three months ended September 30, 2009, interest and fee income recognized on loan payoffs decreased $77,000, or 28%, to $198,000 from $275,000 for the three months ended September 30, 2008. The level of interest and fee income recognized on loan payoffs varies for numerous reasons, as further discussed below. The yield from regularly scheduled interest and accretion income decreased to 5.60% for the three months ended September 30, 2009 from 7.20% for the same period in 2008 primarily due to a $189,000 reduction in interest income resulting from the discontinuance of the amortization of purchase discount and fees on loans as a result of the loans being reclassified to held for sale during the first quarter of 2009, a reduction in average balances and decreases in market interest rates.

     The average balance of interest-bearing deposits decreased $12.7 million or 20.8% to $48.5 million for the three months ended September 30, 2009, compared to $61.2 million for the same period in 2008. The changes in the average balances of interest-bearing deposits are the result of periodic dividend payments and returns of capital partially offset by cash flows from loan repayments. In July, 2009 the rate earned on interest-bearing deposits decreased from 1.75% to 0.30%, resulting in a decrease in interest income and yield for the three months ended September 30, 2009.
     The table above presents the average accreted cost balance of the Company’s loans, net of discounts, and does not present the loans at their fair value. Therefore, for periods prior to February 5, 2009, income on loans includes the portion of the purchase discount that is accreted into income over the remaining lives of the related loans using the interest method. Because the carrying value of the loan portfolio is net of purchase discount, the related yield on this portfolio generally is higher than the aggregate contractual rate paid on the loans. The total yield includes the excess of a loan’s expected discounted future cash flows over its net investment, recognized using the interest method. For periods after February 5, 2009, the yields shown in the above table are representative of actual yields.
     Prior to February 5, 2009, when a loan was paid off, the excess of any cash received over the net investment was recorded as interest income. In addition to the amount of purchase discount that was recognized at that time, income may also have included interest owed by the borrower prior to the Company’s acquisition of the loan, interest collected if on non-performing status, prepayment fees and other loan fees (“other interest and fee income”). For periods after February 5, 2009, when a loan is paid off, the excess of any cash received over the net investment is considered in the assessment of the valuation allowance. The following table sets forth, for the periods indicated, the components of interest and fees on loans. There can be no assurance regarding future interest income, including the yields and related level of such income, or the relative portion attributable to loan payoffs as compared to other sources.

	Three Months Ended September 30,
	2009		2008
	Interest		Interest
	Income	Yield	Income	Yield
	(dollars in thousands)

Regularly scheduled interest and accretion income	$641	5.60%	$1,023	7.20%

Interest and fee income recognized on loan payoffs:
Nonaccretable discount	—	—	—	—
Accretable discount	192	1.68%	271	1.91%
Other interest and fee income	6	0.06%	4	0.03%

	198	1.74%	275	1.94%

	$839	7.34%	$1,298	9.14%

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
Provision for loan losses
     Prior to entering into the Asset Exchange Agreement on February 5, 2009 and reclassifying the loans as held for sale, the Company maintained an allowance for probable loan losses that were inherent in its loan portfolio. Since the loan portfolio is now classified as held for sale and recorded at the lower of its accreted cost or fair value, the Company no longer maintains an allowance for loan losses as the determination of fair value includes consideration of, among other factors, the creditworthiness of borrowers. Prior to the reclassification of the loan portfolio on February 5, 2009, the determination of the allowance for loan losses required management’s use of significant estimates and judgments. In making this determination, management considered known information relative to specific loans, as well as collateral type, loss experience, delinquency trends, current economic conditions and industry trends, generally. Based on these factors, management estimated the probable loan losses incurred as of the reporting date and increased or decreased the allowance through a change in the provision for loan losses. The Company recorded a reduction of the allowance for loan losses of $55,000 for the three months ended September 30, 2008 due to the decrease in the balance of loans due to payoffs without a significant change in the credit profile of the remaining portfolio during the period.

Operating expenses
     Loan servicing and advisory expenses decreased $17,000, or 32.7%, to $35,000 for the three months ended September 30, 2009 from $52,000 for the three months ended September 30, 2008. The decrease is primarily the result of a decrease in loan servicing expenses due to the decrease in the average balance of the loan portfolio.
     Other general and administrative expenses increased $74,000 or 102.8%, to $146,000 for the three months ended September 30, 2009 compared to $72,000 for the three months ended September 30, 2008. This increase is primarily attributable to an increase in legal fees, an increase in external audit expenses and an increase in printing fees. This increase was partially offset by a decrease in director’s fees.
Preferred stock dividends
     Preferred stock dividends decreased $816,000 to $0 for the three months ended September 30, 2009 as compared to $816,000 for the three months ended September 30, 2008. On June 26, 2009, the OTS notified Aurora Bank that, as a result of the Order and the PCA Directive, the prior approval of the OTS is currently required before payment by the Company of dividends on the Series D and Series B preferred stock is made. As a result of the notice from the OTS, the Board of Directors voted not to declare or pay preferred stock dividends that would have been payable on July 15 and October 15, 2009. Aurora Bank has made a formal request to the OTS to approve the payment of future dividends on the Series D preferred stock and responded to requests from the OTS for additional information on the payment of these dividends; however, the OTS has not yet ruled on this request and there can be no assurance that such approval will be received from the OTS or when or if such OTS approval requirement will be removed. Furthermore, even if approval is received from the OTS, any future dividends on the preferred stock will be payable only when, as and if declared by the Board of Directors. The terms of the Series D preferred stock provide that dividends on the Series D preferred stock are not cumulative and if no dividend is declared for a quarterly dividend period, the holders of the Series D preferred stock will have no right to receive a dividend for that period, and the Company will have no obligation to pay a dividend for that period, whether or not dividends are declared and paid for any future period. The terms of the Series B preferred stock provide that dividends on the Series B preferred stock are cumulative and if no dividend is declared for a quarterly dividend period, the holders of the Series B preferred stock will have a legal right to receive a dividend payment for each period in which no dividend was declared, prior to the payment of dividends to the Series D and common stockholders. At September 30, 2009, the Company had $38,000 of dividends in arrears related to the Company’s 8% Series B preferred stock. The Company, subject to receipt of approval from the OTS, intends to pay dividends on its preferred stock and common stock in amounts necessary to continue to preserve its status as a REIT under the Internal Revenue Code.
Results of Operations for the Nine Months Ended September 30, 2009 and 2008
Interest income
     The following table sets forth the yields on the Company’s interest-earning assets for the periods indicated:

	Nine Months Ended September 30,
	2009			2008
	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield
			(dollars in thousands)

Loans, net (1)	$47,155	$2,347	6.65%	$60,766	$3,845	8.45%
Interest-bearing deposits	46,349	468	1.35%	56,431	739	1.75%

Total interest-earning assets	$93,504	$2,815	4.03%	$117,197	$4,584	5.22%

(1)	For purposes of providing a meaningful yield comparison, the forgoing table reflects the average accreted cost of the loans, net of discounts, and not the fair value of the loan portfolio. Non-performing loans are excluded from average balance calculations.
     The decline in interest income for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 is primarily due to a decrease in the average balance and yield on loans and interest-bearing deposits.
     The average accreted cost of the loans, net of discounts, for the nine months ended September 30, 2009 totaled $47.2 million compared to $60.8 million for the same period in 2008. This decrease is primarily attributable to loan payoffs and amortization of loans. No loans have been acquired by the Company since 2005 and management currently has no intention of acquiring additional loans other than in connection with a potential alternative transaction to the asset exchange. For the nine months ended September 30, 2009, the yield on the loan portfolio decreased to 6.65% compared to 8.45% for the same period in 2008. For the nine months ended September 30, 2009, interest and fee income recognized on loan payoffs decreased $217,000, or 42%, to $304,000 from $521,000 for the nine months ended September 30, 2008. The level of interest and fee income recognized on loan payoffs varies for numerous reasons, as further discussed below. The yield from regularly scheduled interest and accretion income decreased to 5.79% for the nine months ended September 30, 2009 from 7.31% for the same period in 2008 primarily due to a $551,000 reduction in interest income resulting from the discontinuance of the amortization of purchase discount and fees on loans as a result of the loans being reclassified to held for sale during the first quarter of 2009, a reduction in average balances and decreases in market interest rates.
     The average balance of interest-bearing deposits decreased $10.1 million or 17.9% to $46.3 million for the nine months ended September 30, 2009, compared to $56.4 million for the same period in 2008. The changes in the average balances of interest-bearing deposits are the result of periodic dividend payments and returns of capital partially offset by cash flows from loan repayments. In July, 2009 the rate earned on interest-bearing deposits decreased from 1.75% to 0.30%, resulting in a decrease in interest income and yield for the nine months ended September 30, 2009.
     The table above presents the average accreted cost balance of the Company’s loans, net of discounts, and does not present the loans at their fair value. Therefore, for periods prior to February 5, 2009, income on loans includes the portion of the purchase discount that is accreted into income over the remaining lives of the related loans using the interest method. Because the carrying value of the loan portfolio is net of purchase discount, the related yield on this portfolio generally is higher than the aggregate contractual rate paid on the loans. The total yield includes the excess of a loan’s expected discounted future cash flows over its net investment, recognized using the interest method. For periods after February 5, 2009, the yields shown in the above table are representative of actual yields.
     Prior to February 5, 2009, when a loan was paid off, the excess of any cash received over the net investment was recorded as interest income. In addition to the amount of purchase discount that was recognized at that time, income may also have included interest owed by the borrower prior to the Company’s acquisition of the loan, interest collected if on non-performing status, prepayment fees and other loan fees (“other interest and fee income”). For periods after February 5, 2009, when a loan is paid off, the excess of any cash received over the net investment is considered in the assessment of the valuation allowance. The following table sets forth, for the periods indicated, the components of interest and fees on loans. There can be no assurance regarding future interest income, including the yields and related level of such income, or the relative portion attributable to loan payoffs as compared to other sources.

	Nine Months Ended September 30,
	2009		2008
	Interest		Interest
	Income	Yield	Income	Yield
		(dollars in thousands)

Regularly scheduled interest and accretion income	$2,043	5.79%	$3,324	7.31%

Interest and fee income recognized on loan payoffs:
Nonaccretable discount	—	—	—	—
Accretable discount	278	0.79%	459	1.01%
Other interest and fee income	26	0.07%	62	0.13%

	304	0.86%	521	1.14%

	$2,347	6.65%	$3,845	8.45%

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
Provision for loan losses
     Prior to entering into the Asset Exchange Agreement on February 5, 2009 and reclassifying the loans as held for sale, the Company maintained an allowance for probable loan losses that were inherent in its loan portfolio. Since the loan portfolio is now classified as held for sale and recorded at the lower of its accreted cost or fair value, the Company no longer maintains an allowance for loan losses as the determination of fair value includes consideration of, among other factors, the creditworthiness of borrowers. During the nine months ended September 30, 2009, the Company recorded a $915,000 reversal of the allowance for loan losses and recorded a valuation allowance of $16,751,000 to reflect the change to record the Company’s loan portfolio at fair value. Prior to the reclassification of the loan portfolio, the determination of the allowance for loan losses required management’s use of significant estimates and judgments. In making this determination, management considered known information relative to specific loans, as well as collateral type, loss experience, delinquency trends, current economic conditions and industry trends, generally. Based on these factors, management estimated the probable loan losses incurred as of the reporting date and increased or decreased the allowance through a change in the provision for loan losses. The Company recorded a reduction of the allowance for loan losses of $210,000 for the nine months ended September 30, 2008 due to the decrease in the balance of loans due to payoffs without a significant change in the credit profile of the remaining portfolio during the period.
Operating expenses
     Loan servicing and advisory expenses decreased $28,000, or 18.5%, to $123,000 for the nine months ended September 30, 2009 from $151,000 for the nine months ended September 30, 2008. The decrease is primarily the result of a decrease in loan servicing expenses due to the decrease in the average balance of the loan portfolio. This decrease was partially offset by a increase in environmental fees.
     Other general and administrative expenses increased $544,000 or 314.5%, to $717,000 for the nine months ended September 30, 2009 compared to $173,000 for the nine months ended September 30, 2008. This increase is primarily attributable to an increase in legal fees and an increase in external audit expenses. This increase was partially offset by a decrease in director’s fees.
Preferred stock dividends
     Preferred stock dividends decreased $1,631,000, or 66.7%, to $816,000, for the nine months ended September 30, 2009 compared to $2,447,000 for the same period in 2008. As discussed above, the OTS notified Aurora Bank that, as a result of the Order and the PCA Directive, the prior approval of the OTS is currently required before payment by the Company of dividends on the Series D and Series B preferred stock is made and therefore the Board of Directors voted not to declare or pay the preferred stock dividends that would have been payable on July 15 and October 15, 2009. Aurora Bank has made a formal request to the OTS to approve the payment of future dividends on the preferred stock and responded to requests from the OTS for additional information on the payment of those dividends, however, there can be no assurance that such approval will be received from the OTS or when or if such OTS approval requirement will be removed. Furthermore, even if approval is received from the OTS, any future dividends on the preferred stock will be payable only when, as and if declared by the Board of Directors. The terms of the Series D preferred stock provide that dividends on the Series D preferred stock are not cumulative and if no dividend is declared for a quarterly dividend period, the holders of the Series D preferred stock will have no right to receive a dividend for that period, and the Company will have no obligation to pay a dividend for that period, whether or not dividends are declared and paid for any future period. The terms of the Series B preferred stock provide that dividends on the Series B preferred stock are cumulative and if no dividend is declared for a quarterly dividend period, the holders of the Series B preferred stock will have a legal right to receive a dividend payment for each period in which no dividend was declared, prior to the payment of dividends to the Series D and common stockholders. At September 30, 2009, the Company had $38,000 of dividends in arrears related to the Company’s 8% Series B preferred stock. The Company, subject to receipt of approval from the OTS, intends to pay dividends on its preferred stock and common stock in amounts necessary to continue to preserve its status as a REIT under the Internal Revenue Code.
Changes in Financial Condition
Interest-bearing deposits with parent
     Interest-bearing deposits with parent consist entirely of money market accounts with Aurora Bank. The balance of interest-bearing deposits increased $6.5 million to $50.0 million at September 30, 2009 compared to $43.5 million at December 31, 2008. The increase in the balance of interest-bearing deposits is primarily a result of cash flows from loan repayments.
Loan portfolio
     To date, all of the Company’s loans have been acquired from Aurora Bank. A summary of the fair value of the Company’s loans, which were considered held for sale as of September 30, 2009, follows:

September 30,
2009
(in thousands)
Mortgage loans on real estate:
Commercial real estate	$18,234
Multi-family residential	11,561
One-to-four family residential	531

Loans, net of valuation allowance of $16,751	$30,326

     A summary of the balances of the Company’s loans, which were considered held for investment as of December 31, 2008, follows:

December 31,
2008
(in thousands)
Mortgage loans on real estate:
Commercial real estate	$31,633
Multi-family residential	20,384
One-to-four family residential	981

Total loans, net of discounts	52,998
Less:
Allowance for loan losses	(915)

Loans, net	$52,083

     The decrease in the total amount of loans is primarily attributable to the reclassification of the Company’s loans to held for sale in connection with entering into the Asset Exchange Agreement and the related valuation allowance recorded to reflect the loans at the lower of their accreted cost or fair value. The Company has historically acquired primarily performing commercial real estate and multifamily residential mortgage loans. During the nine month periods ended September 30, 2009 and September 30, 2008, the Company did not acquire any loans from Aurora Bank.
     The Company’s loan portfolio is secured by one-to-four family residential units, multi-family residential units, and commercial real estate. Commercial real estate is comprised of loans secured by warehouses, retail stores, apartment complexes, churches, industrial buildings, and hotels. These properties range across the continental United States with the bulk concentrated in California, Nevada, and New England, as discussed in Significant Concentration of Credit Risk, below.
     The Company intends that each loan acquired from Aurora Bank in the future, if any are acquired in the future, will be a whole loan, and will be originated or acquired by Aurora Bank in the ordinary course of its business. The Company also intends that all loans held by it will be serviced pursuant to its master service agreement with Aurora Bank.
     The estimated fair value of non-performing loans totaled $1.7 million as of September 30, 2009. Non-performing loans, net of discount, totaled $682,000 as of September 30, 2008. The increase in non-performing assets is due to the fact that 12 loans, representing 9 borrowers, were not performing as of September 30, 2009. Loans generally are placed on non-performing status and the accrual of interest is generally discontinued when the collectability of principal and interest is not probable or estimable. Unpaid interest income previously accrued on such loans is reversed against current period interest income. A loan is returned to accrual status when it is brought current in accordance with management’s anticipated cash flows at the time of acquisition and collection of future principal and interest is probable and estimable.
Allowance for Loan Losses
     Prior to entering into the Asset Exchange Agreement on February 5, 2009 and reclassifying the loans as held for sale, the Company maintained an allowance for probable loan losses that were inherent in its loan portfolio. Since the loan portfolio is now classified as held for sale and recorded at the lower of its accreted cost or fair value, the Company will no longer maintain an allowance for loan losses as the determination of fair value includes consideration of, among other factors, the creditworthiness of borrowers. During the nine months ended September 30, 2009, the Company recorded a $915,000 reversal of the allowance for loan losses and recorded a valuation allowance of $16.8 million to reflect the change to record the Company’s loan portfolio at fair value. Prior to the reclassification of the loan portfolio, the determination of the allowance for loan losses required management’s use of significant estimates and judgments. In making this determination, management considered known information relative to specific loans, as well as collateral type, loss experience, delinquency trends, current economic conditions and industry trends, generally. Based on these factors, management estimated the probable loan losses incurred as of the reporting date and increased or decreased the allowance through a change in the provision for loan losses.
     The following table sets forth certain information relating to the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)
Balance at beginning of period	$—	$1,025	$915	$1,180
Provision for loan losses	—	(55)	(915)	(210)

Balance at end of period	$—	$970	$—	$970

Interest Rate Risk
     The Company’s income consists primarily of interest income. If there is a decline in market interest rates, the Company may experience a reduction in interest income and a corresponding decrease in funds available to be distributed to its stockholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on floating-rate loans and interest-bearing deposits are based and from prepayments of mortgage loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets. The Company does not intend to use any derivative products to manage its interest rate risk. The majority of the Company’s loan portfolio consists of fixed rate loans with contractual interest rates that are not affected by changes in market interest rates. Approximately 27% of the accreted cost balance of the Company’s performing loan portfolio, however, is comprised of floating-rate loans with contractual interest rates that may fluctuate based on changes in market interest rates. In addition, negative fluctuations in interest rates could reduce the amount of interest paid on interest-bearing cash deposits of the Company, which could negatively impact the amount of cash available to pay dividends on the Series D and Series B preferred stock. The Company is not able to precisely quantify the potential impact on its operating results or funds available for distribution to stockholders from material changes in interest rates.
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
     At September 30, 2009, 64.5%, 6.9% and 5.6% of the fair value of the Company’s real estate loan portfolio consisted of loans in California, New England and Nevada, respectively. At December 31, 2008, 64.5%, 7.4% and 5.1% of the Company’s net real estate loan portfolio consisted of loans located in California, New England and Nevada, respectively. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political or business developments or natural hazards in California, New England or Nevada that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages. Beginning in 2007 and continuing through September 2009, the housing and real estate sectors in California and Nevada were hit particularly hard by the recession with higher overall foreclosure rates than the national average. If these regions experience further adverse economic, political or business conditions, or natural hazards, the Company will likely experience higher rates of loss and delinquency on its mortgage loans than if its loans were more geographically diverse.
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
     The Company may also issue additional series of preferred stock, subject to OTS approval. However, the Company may not issue additional shares of preferred stock ranking senior to the Series D preferred shares without the consent of holders of at least two-thirds of the Series D preferred shares outstanding at that time. Although the Company’s charter does not prohibit or otherwise restrict Aurora Bank or its affiliates from owning shares of Series D preferred stock and exercising their right to vote as a holder of Series D preferred stock, to the Company’s knowledge the amount of shares of Series D preferred stock held by Aurora Bank or its affiliates is insignificant (less than 1%). Additional shares of preferred stock ranking on a parity with the Series D preferred shares may not be issued without the approval of a majority of the Company’s independent directors.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss from adverse changes in market prices and interest rates. Currently, approximately 27% of the accreted cost balance of the Company’s performing loan portfolio is comprised of floating-rate loans with contractual interest rates that may fluctuate based on changes in market interest rates. In addition, negative fluctuations in interest rates could reduce the amount of interest paid on interest-bearing cash deposits of the Company. The Company’s market risk arises primarily from interest rate risk inherent in holding loans. To that end, Aurora Bank actively monitors the interest rate risk exposure of the Company pursuant to an advisory agreement.
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
     The following table sets forth the Company’s interest-rate-sensitive assets categorized by repricing dates and weighted average yields at September 30, 2009. For fixed rate instruments, the repricing date is the maturity date. For adjustable-rate instruments, the repricing date is deemed to be the earliest possible interest rate adjustment date. Assets that are subject to immediate repricing are placed in the overnight column.

		Within	Over One	Over Two	Over Three	Over Four	Over
		One	to Two	to Three	to Four	to Five	Five		Fair
	Overnight	Year	Years	Years	Years	Years	Years	Total	Value
				(dollars in thousands)

Interest-bearing deposits	$50,036	$—	$—	$—	$—	$—	$—	$50,036	$50,036
	.30%
Fixed-rate loans (1)	252	1,778	5,699	1,404	2,347	1,141	22,023	32,644	21,830
	14.50%	5.13%	6.95%	4.73%	6.01%	4.68%	4.34%
Adjustable-rate loans (1)	2,884	8,811	30	98	185	47	—	12,055	6,846
	6.20%	4.77%	7.15%	7.74%	6.52%	7.53%

Total rate-sensitive assets	$53,172	$10,589	$5,729	$1,502	$2,532	$1,188	$22,023	$94,735	$78,712

(1)	Loans are presented at the average accreted costs of the loans, net of discount, and exclude non-performing loans.
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
Item 4T. Controls and Procedures
     The Company’s management, with the participation of its President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2009. Based on this evaluation, the Company’s President and Chief Financial Officer concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company is made known to the President and Chief Financial Officer by others within the entity, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
     No change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
     From time to time, the Company may be involved in routine litigation incidental to its business, including a variety of legal proceedings with borrowers, which would contribute to the Company’s expenses, including the costs of carrying non-performing assets. The Company is currently not a party to any material proceedings.
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
If the OTS does not approve Aurora Bank’s request to permit the payment of future dividends, the Company will be prohibited from paying dividends in the future and therefore may fail to qualify as a REIT
     On June 26, 2009, the OTS notified Aurora Bank that the prior approval of the OTS is currently required before payment by the Company of dividends on the Series D preferred stock as a result of the Order and the PCA Directive. As a result of the notice from the OTS, the Board of Directors voted not to declare or pay the Series D preferred stock dividends that would have been payable on July 15 and October 15, 2009. Aurora Bank has made a formal request to the OTS to approve the payment of future dividends on the Series D preferred stock and responded to requests from the OTS for additional information on the payment of these dividends; however, the OTS has not yet ruled on this request and there can be no assurance that such approval will be received from the OTS or when or if such OTS approval requirement will be removed. If the OTS does not approve this request, the Company will be prohibited from paying future dividends, which could result in the Company failing to qualify as a REIT. In order to qualify as a REIT, the Company generally is required each year to distribute to its stockholders at least 90% of its net taxable income, excluding net capital gains. The Company may retain the remainder of REIT taxable income or all or part of its net capital gain, but will be subject to tax at regular corporate rates on such income. In addition, the Company is subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions considered as paid by the Company with respect to any calendar year are less than the sum of (1) 85% of its ordinary income for the calendar year, (2) 95% of its capital gains net income for the calendar year and (3) 100% of any undistributed income from prior periods.
Item 4. Submission of Matters to a Vote of Security Holders
     During the three months ended September 30, 2009, no matters were submitted for approval to Aurora Bank, the sole common stockholder of the Company. No matters were submitted to a vote of the holders of the Series D preferred stock during this period.
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
CAPITAL CROSSING PREFERRED CORPORATION

Date: November 13, 2009	By:	/s/ Lana Franks
Lana Franks
President (Principal Executive Officer)

Date: November 13, 2009	By:	/s/ Thomas O’Sullivan
Thomas O’Sullivan
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Item	Page Number
31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the President.	28
31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the Chief Financial Officer.	29
32	Certification pursuant to 18 U.S.C. Section 1350 of the President and Chief Financial Officer.	30