Form 10-K
period 2009-12-31
CAPITAL CROSSING PREFERRED CORP
filed 2010-03-31
CIK 1072806

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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
(212) 377-1503

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares outstanding of the registrant’s sole class of common stock was 100 shares, $.01 par value per share, as of March 31, 2010. No common stock was held by non-affiliates of the registrant.

PART I

ITEM 1.	BUSINESS

This report contains, and from time to time Capital Crossing Preferred Corporation (the “Company”) may make, certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. These statements are not historical facts, but instead represent the Company’s current expectations, plans or forecasts of its future results, growth opportunities, business outlook, loan growth, credit losses, liquidity position and other similar matters, including, but not limited to, the ability to pay dividends with respect to the Series B and Series D preferred stock, future bank regulatory actions that may impact the Company and the effect of the bankruptcy of Lehman Brothers Holdings Inc. on the Company. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond the Company’s control. Actual outcomes and results may differ materially from those expressed in, or implied by, the Company’s forward-looking statements. You should not place undue reliance on any forward-looking statement and should consider all uncertainties and risks, including, among other things, the risks set forth under Item 1A. “Risk Factors,” as well as those discussed in any of the Company’s other subsequent Securities and Exchange Commission filings. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

Possible events or factors could cause results or performance to differ materially from what is expressed in our forward-looking statements. These possible events or factors include, but are not limited to, those risk factors discussed under Item 1A. “Risk Factors” in this report and the following: limitations by regulatory authorities on the Company’s ability to implement its business plan and restrictions on its ability to pay dividends; further regulatory limitations on the business of Aurora Bank FSB that are applicable to the Company; negative economic conditions that adversely affect the general economy, housing prices, the job market, consumer confidence and spending habits which may affect, among other things, the credit quality of our loan portfolios (the degree of the impact of which is dependent upon the duration and severity of these conditions); the level and volatility of interest rates; changes in consumer, investor and counterparty confidence in, and the related impact on, financial markets and institutions; legislative and regulatory actions which may adversely affect the Company’s business and economic conditions as a whole; the impact of litigation and regulatory investigations; various monetary and fiscal policies and regulations; changes in accounting standards, rules and interpretations and the impact on the Company’s financial statements; and changes in the nature and quality of the types of loans held by the Company.

General

The Company is a Massachusetts corporation organized on March 20, 1998, to acquire and hold real estate assets. The Company’s current principal business objective is to hold mortgage assets that will generate net income for distribution to stockholders. The Company may acquire additional mortgage assets in the future, although management currently has no intention of acquiring additional assets. Aurora Bank FSB (individually and together with its subsidiaries, “Aurora Bank”), formerly known as Lehman Brothers Bank, FSB, an indirect wholly-owned subsidiary of Lehman Brothers Holdings Inc. (“LBHI” and together with its subsidiaries, “Lehman Brothers”), owns all of the Company’s common stock. Capital Crossing Bank was the sole common stockholder of the Company until February 14, 2007. The Company operates in a manner intended to allow it to be taxed as a real estate investment trust, or a “REIT”, under the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be required to pay federal income tax if it distributes its earnings to its shareholders and continues to meet a number of other requirements.

Bankruptcy of Lehman Brothers Holdings Inc.

On September 15, 2008, LBHI, the indirect parent company of Aurora Bank, filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy filing of LBHI has materially and adversely affected the capital and liquidity of Aurora Bank, the parent of the Company. This has led to increased regulatory constraints being placed on Aurora Bank by its bank regulatory authorities, primarily the Office of Thrift Supervision (the “OTS”). Certain of these constraints apply to Aurora Bank’s subsidiaries, including the Company. As more fully discussed below, both the bankruptcy filing of LBHI and the increased regulatory constraints placed on Aurora Bank have negatively impacted the Company’s ability to conduct its business according to its business objectives.

Aurora Bank — Regulatory Actions and Capital Levels

On January 26, 2009, the OTS entered a cease and desist order against Aurora Bank (the “Order”). The Order, among other things, required Aurora Bank to file various privileged prospective operating plans with the OTS to manage the liquidity and operations of Aurora Bank going forward, including a strategic plan. The Order requires Aurora Bank to ensure that each of its subsidiaries, including the Company, complies with the Order, including the operating restrictions contained in the Order. These operating restrictions, among other things, restrict transactions with affiliates, contracts outside the ordinary course of business and changes in senior executive officers, board members or their employment arrangements without prior written notice to the OTS. In addition, on February 4, 2009, the OTS issued a prompt corrective action directive to Aurora Bank (the “PCA Directive”). The PCA Directive required Aurora Bank to, among other things, raise its capital ratios such that it will be deemed to be “adequately capitalized” and places additional constraints on Aurora Bank and its subsidiaries, including the Company. More detailed information can be found in the Order and the PCA Directive themselves, copies of which are available on the OTS’ website (www.ots.treas.gov).

During 2009, the bankruptcy court approved or issued orders permitting LBHI to take certain actions intended to strengthen the capital position of Aurora Bank, including: (1) the contribution of up to an aggregate of $180 million in cash to Aurora Bank, (2) the transfer of ownership of certain servicing rights to a subsidiary of Aurora Bank, (3) the waiver of the payment by Aurora Bank and its subsidiaries of certain servicing fees payable to LBHI and (4) the termination of unfunded loan commitments of Aurora Bank and its subsidiaries with specified borrowers. The capital contributions from LBHI were received between February 2009 and December 2009 and totaled approximately $451 million. These actions, together with others taken by Aurora Bank, resulted in Aurora Bank being “adequately capitalized” as of December 31, 2009. Also during 2009, the bankruptcy court issued orders permitting Aurora Bank and LBHI to enter into debt facilities, including: (1) the establishment of a repurchase facility between Aurora Bank and LBHI with a $450 million maximum amount, and (2) the establishment of a servicing advancement bridge facility between a subsidiary of Aurora Bank and LBHI up to a maximum amount of $500 million.

On June 26, 2009, the OTS notified Aurora Bank that, as a result of the Order and the PCA Directive, the prior approval of the OTS is currently required before payment by the Company of dividends on the Series B and Series D preferred stock is made. As a result of the notice from the OTS, the Board of Directors of the Company (the “Board of Directors”) voted not to declare or pay preferred stock dividends that would have been payable on July 15, October 15, 2009, and January 15, 2010. Aurora Bank has made a formal request to the OTS to approve the payment of future dividends on the preferred stock and responded to requests from the OTS for additional information on the payment of these dividends; however, the OTS has not yet ruled on this request and there can be no assurance that such approval will be received from the OTS or when or if such OTS approval requirement will be removed. Furthermore, even if approval is received from the OTS, any future dividends on the preferred stock will be payable only when, as and if declared by the Board of Directors.

As of December 31, 2009, Aurora Bank achieved an “adequately capitalized” designation under applicable regulatory guidelines according to a recent public filing by Aurora Bank with the OTS and taking into account the Order and PCA Directive. The classification of Aurora Bank’s capitalization level, however, is subject to review and acceptance by the OTS.

Recent Developments

Asset Exchange.  On November 18, 2009, the Company and its parent, Aurora Bank, entered into an Asset Exchange Agreement (the “November Asset Exchange”) pursuant to which Aurora Bank agreed to assign various one-to-four family residential mortgage loans (“Residential Loans”) to the Company in exchange for the Company assigning certain commercial and multi-family mortgage loans to Aurora Bank. Pursuant to the November Asset Exchange, the Residential Loans assigned to the Company would be of equal or greater value to the commercial and multi-family loans assigned to Aurora Bank. The November Asset Exchange was subject to the receipt of a non-objection from the OTS, which was granted on August 17, 2009. The November Asset Exchange was consummated on November 18, 2009 (with an effective date as of November 1, 2009) which resulted in the Company receiving residential mortgage loans, including jumbo mortgage loans, with a closing value of $199,000 greater than the value of the commercial and multi-family loans transferred to Aurora Bank. There can be no assurance that the Residential Loans transferred to the Company will maintain their current value, or in the future, continue to exceed the value of the commercial and multi-family loans transferred to Aurora Bank. The November Asset Exchange has altered the asset mix of the Company to consist primarily of residential mortgage assets.

At December 31, 2009, the Company had total assets of $82.0 million, including cash and cash equivalents of $51.8 million, and total liabilities of less than $0.4 million. As a result, in part, of the issuance of the Order and the PCA Directive by the OTS, there is uncertainty regarding the Company’s ability to continue as a going concern. The 2009 financial statements do not include any adjustments that might result from the outcome of any regulatory action by the OTS, which could affect our ability to continue as a going concern. Aurora Bank is currently working with LBHI and the applicable regulators to resolve the issues arising from LBHI’s bankruptcy.

Dividend Payments.  Following the payment of the 1st quarter 2009 dividends to its Series B and Series D preferred shareholders, the OTS required Aurora Bank, as parent of the Company, to submit a formal request for non-objection determination to permit the resumption of normal payment of dividends. Beginning in March 2009, dialogue and correspondence commenced with the OTS relating specifically to the resumption of dividend payments, which resulted in the submission of the formal request on July 28, 2009. Aurora Bank and the Company have informed the OTS that failure to permit the distribution of dividends may jeopardize the REIT status of the Company. In order to qualify as a REIT, distributions must be declared by the end of the third quarter of the following fiscal year and paid by the end of the fourth quarter. Aurora Bank and the Company continue to be actively engaged in dialogue with the OTS regarding the resumption of dividend payments. There can be no assurance that the OTS will grant the non-objection request, nor can there be any assurance that any further dividends will be paid or that the status of the Company as a REIT will be maintained. At December 31, 2009, the Company had $56,000 of dividends in arrears related to the Company’s 8% Series B preferred stock.

Business Strategies and Operations

The Company’s principal business objective is to hold mortgage assets that will generate net income for distribution to stockholders. The Company may acquire additional mortgage assets in the future, although management currently has no intention of acquiring additional assets. All of the mortgage assets in the Company’s loan portfolio at December 31, 2009 were acquired from Capital Crossing Bank or Aurora Bank and it is anticipated that substantially all additional mortgage assets, if any are acquired in the future, will be acquired from Aurora Bank. The Company’s loan portfolio at December 31, 2009 consisted of mortgage assets secured by residential, multi-family and commercial properties.

Aurora Bank is responsible for the administration of the day-to-day activities of the Company in its roles as servicer under a master service agreement between Aurora Bank and the Company (the “Master Service Agreement” or “MSA”) and as advisor under an advisory agreement (the “Advisory Agreement” or “AA”).

Through December 31, 2009, the Company paid Aurora Bank an annual servicing fee for the loans it services equal to 0.20%, payable monthly, and an annual advisory fee equal to 0.05% on all loans, also payable monthly, of the gross average unpaid principal balances of loans, respectively, in the loan portfolio for the immediately preceding month. Aurora Bank and its affiliates have interests that are not identical to those of the Company. Consequently, conflicts of interest may arise with respect to transactions, including, without limitation:

•	future acquisitions of mortgage assets from Aurora Bank or its affiliates;

•	servicing of mortgage assets, particularly with respect to mortgage assets that become classified or placed on non-performing status; and

•	the modification of the AA and the MSA.

Both the Advisory Agreement and the MSA were amended on March 29, 2010 with effect as of January 1, 2010. The amended Advisory Agreement and the amended MSA change the fees paid by the Company to reflect the increased costs associated with such services. See further discussion in “Notes to Financial Statements” at Note 9, Subsequent Events. It is the intention of the Company that any agreements and transactions between the Company and Aurora Bank are fair to all parties and consistent with market terms, including the price paid and received for mortgage assets on their acquisition or disposition by the Company or in connection with the servicing of such mortgage assets. However, there can be no assurance that such agreements or transactions will be on terms as favorable to the Company as those that could have been obtained from unaffiliated third parties.

Aurora Bank

Aurora Bank is an indirect wholly owned subsidiary of Lehman Brothers and its home office is located in Wilmington, Delaware. Aurora Bank is a member of the Federal Home Loan Bank System and its deposits are insured by the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2008, under the regulatory capital guidelines applicable to banks developed and monitored by the federal bank regulatory agencies, Aurora Bank was deemed to be “significantly undercapitalized.”

On January 26, 2009, the OTS entered a cease and desist order against Aurora Bank (the “Order”). The Order, among other things, required Aurora Bank to file various privileged prospective operating plans with the OTS to manage the liquidity and operations of Aurora Bank going forward, including a strategic plan. The Order requires Aurora Bank to ensure that each of its subsidiaries, including the Company, complies with the Order, including the operating restrictions contained in the Order. These operating restrictions, among other things, restrict transactions with affiliates, contracts outside the ordinary course of business and changes in senior executive officers, board members or their employment arrangements without prior written notice to the OTS. In addition, on February 4, 2009, the OTS issued a prompt corrective action directive to Aurora Bank (the “PCA Directive”). The PCA Directive required Aurora Bank to, among other things, raise its capital ratios such that it will be deemed to be “adequately capitalized” and places additional constraints on Aurora Bank and its subsidiaries, including the Company. More detailed information can be found in the Order and the PCA Directive themselves, copies of which are available on the OTS’ website (www.ots.treas.gov).

During 2009, LBHI contributed additional capital to Aurora Bank, which improved Aurora Bank’s capital position. At December 31, 2009, Aurora Bank’s total risk-based capital ratio was mathematically in the “well capitalized” category, however, due to the continuation of the provisions of the Order and the PCA Directive, Aurora Bank was deemed to be “adequately capitalized”. The Order and the PCA Directive were still effective as of the issuance of this annual report.

The OTS has informed Aurora Bank, as the parent of the Company, that prior approval of the OTS is required under the Order and the PCA Directive for payment by the Company of dividends on the Series B and Series D preferred stock. Aurora Bank has made a formal request to the OTS for the resumption of dividend payments. There can be no assurance that such approvals will be received from the OTS or when or if the OTS releases Aurora Bank from the Order and the PCA. Furthermore, any future dividends on the Series B and Series D preferred stock will be payable only when, as and if declared by the Board of Directors.

As a majority-owned subsidiary of Aurora Bank, the assets and liabilities and results of operations of the Company are consolidated with those of Aurora Bank for Aurora Bank’s financial reporting and regulatory capital purposes. Any loans that may in the future be acquired by the Company from Aurora Bank, therefore, will be treated as assets of Aurora Bank for purposes of compliance by Aurora Bank with the OTS’ regulatory capital requirements and reported in Aurora Bank’s consolidated financial statements. Interest income on such loans will be reported as interest income of Aurora Bank in Aurora Bank’s consolidated financial statements.

Management Policies and Programs

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

The administration of the Company has been significantly impacted by the OTS’ issuance of the Order and the PCA Directive to Aurora Bank. The Order requires Aurora Bank to ensure that each of its subsidiaries, including the Company, complies with the Order, including the operating restrictions contained in the Order. These operating restrictions, among other things, restrict transactions with affiliates, contracts outside the ordinary course of business and changes in senior executive officers, board members or their employment arrangements without prior written notice to the OTS. Until the termination of the Order and the PCA Directive, effectively, any cash or in-kind distribution, any asset acquisition or disposition, or any significant change in the business of operations of the Company will be subject to prior approval of the OTS.

The OTS has informed Aurora Bank, as the parent of the Company, that prior approval of the OTS is required under the Order and the PCA Directive for payment by the Company of dividends on the Series D preferred stock. Aurora Bank has made a formal request to the OTS for the resumption of dividend payments. There can be no assurance that such approvals will be received from the OTS or when or if the OTS releases Aurora Bank from the Order and the PCA. Furthermore, any future dividends on the Series B and Series D preferred stock will be payable only when, as and if declared by the Board of Directors.

Asset Acquisition and Disposition Policies.  Although management currently has no intention of acquiring additional assets, subject to prior approval by the OTS, the Company may, from time to time, purchase additional mortgage assets. To the extent any acquisitions are made, the Company intends to acquire all or substantially all of any such mortgage assets from Aurora Bank on terms that are comparable to those that could be obtained by the Company if such mortgage assets were purchased from unrelated third parties. The Company and Aurora Bank do not currently have specific policies with respect to the purchase by the Company from Aurora Bank of particular loans or pools of loans, other than that such assets must be eligible to be held by a REIT. The Company intends generally to acquire only performing loans from Aurora Bank. The Company may also acquire mortgage assets from unrelated third parties. To date, the Company has not adopted any arrangements or procedures by which it would purchase mortgage assets from unrelated third parties, and it has not entered into any agreements with any third parties with respect to the purchase of mortgage assets. The Company anticipates that it would purchase mortgage assets from unrelated third parties only if neither Aurora Bank nor any of its affiliates had an amount or type of mortgage asset sufficient to meet the requirements of the Company. The Company currently anticipates that the mortgage assets that it may purchase will primarily include residential, multi-family and commercial mortgage loans, although if Aurora Bank develops an expertise in additional mortgage asset products, the Company may purchase such additional types of qualified mortgage assets. In addition, the Company may also acquire limited amounts of other assets eligible to be held by REITs.

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

The Company has no debt outstanding, and it currently does not intend to incur any indebtedness. The organizational documents of the Company limit the amount of indebtedness which it is permitted to incur without approval of the Series D preferred stockholders to no more than 100% of its total stockholders’ equity. Any such debt incurred may include intercompany advances made by Aurora Bank to the Company.

The Company, subject to regulatory approval, may also issue additional series of preferred stock. However, it may not issue additional shares of preferred stock ranking senior to the Series D preferred stock without consent of holders of at least two-thirds of the outstanding Series D preferred stock. Although the Company’s charter does not prohibit or otherwise restrict Aurora Bank or its affiliates from owning or voting its shares of Series D preferred stock, to the Company’s knowledge the amount of shares of Series D preferred stock held by Aurora Bank or its affiliates is insignificant (less than 1%). Similarly, the Company may not issue additional shares of preferred stock ranking on parity with the Series D preferred stock without the approval of a majority of its independent directors (as defined in the Company’s charter). Prior to any future issuance of additional shares of preferred stock, the Company will take into consideration Aurora Bank’s regulatory capital requirements and the cost of raising and maintaining that capital at the time.

Conflicts of Interest Policies.  Because of the nature of the Company’s relationship with Aurora Bank and its affiliates, conflicts of interest may arise with respect to certain transactions, including without limitation, the Company’s acquisition of mortgage assets from, or return of mortgage assets to Aurora Bank, or disposition of mortgage assets or foreclosed property to, Aurora Bank or its affiliates and the modification of the MSA. It is the Company’s policy that the terms of any financial dealings with Aurora Bank and its affiliates will be consistent with those available from unaffiliated third parties in the mortgage lending industry. In addition, the Company maintains an Audit Committee of its Board of Directors, which is comprised solely of independent directors who satisfy the standards for independence promulgated by the Nasdaq Stock Market, Inc. Among other functions, the Audit Committee (or the Board of Directors as a whole) will review transactions between the Company and Aurora Bank and its affiliates. Under the terms of the AA, Aurora Bank may not subcontract its duties to an unaffiliated third party without the approval of the Company’s Board of Directors, including the approval of a majority of its independent directors. Furthermore, under the terms of the AA, Aurora Bank provides advice and recommendations with respect to all aspects of the Company’s business and operations, subject to the control and discretion of the Board of Directors.

Conflicts of interest between the Company and Aurora Bank and its affiliates may also arise in connection with decisions bearing upon the credit arrangements that Aurora Bank or one of its affiliates may have with a borrower. Conflicts could also arise in connection with actions taken by Aurora Bank as a controlling person of the Company. It is the intention of the Company and Aurora Bank that any agreements and transactions between the Company and Aurora Bank or its affiliates are fair to all parties and are consistent with market terms for such types of transactions. The MSA provides that foreclosures and dispositions of the mortgage assets are to be performed in a manner substantially the same as for similar work performed by Aurora Bank for transactions on its own behalf. However, there can be no assurance that any such agreement or transaction will be on terms as favorable to the Company as would have been obtained from unaffiliated third parties.

There are no provisions in the Company’s charter limiting any officer, director, security holder or affiliate of the Company from having any direct or indirect pecuniary interest in any mortgage asset to be acquired or disposed of by the Company or in any transaction in which the Company has an interest or from engaging in acquiring and holding mortgage assets. As described herein, it is expected that Aurora Bank and its affiliates may have direct interests in transactions with the Company (including, without limitation, the sale of mortgage assets to the Company). It is not currently anticipated, however, that any of the officers or directors of the Company will have any interests in such mortgage assets.

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

The Company may, under certain circumstances, and subject to applicable federal and state laws and the requirements for qualifying as a REIT, purchase Series D preferred stock in the open market or otherwise, for redemption by the Company. Any such redemption may only be effected with the prior approval of the OTS while the Order and the PCA Directive are in place.

The Company currently intends to make investments and operate its business at all times in such a manner as to be consistent with the requirements of the Internal Revenue Code to qualify as a REIT. However, future economic, market, legal, regulatory, tax or other considerations may cause the Board of Directors to determine that it is in the best interests of the Company and its stockholders to revoke its REIT status which would have the immediate result of subjecting the Company to federal and state income tax at regular corporate rates.

Under the AA, Aurora Bank monitors and reviews the Company’s compliance with the requirements of the Internal Revenue Code regarding the Company’s qualification as a REIT on a quarterly basis and has an independent public accounting firm, selected by the Board of Directors, annually review the results of the analysis.

Servicing

Pursuant to the terms of the MSA, loans in the Company’s portfolio are serviced by Aurora Bank; additionally, the residential loans in the Company’s portfolio obtained in the November Asset Exchange are sub-serviced by third parties and their sub-servicers. Through December 31, 2009, Aurora Bank in its role as servicer under the terms of the MSA received an annual servicing fee equal to 0.20%, payable monthly, on the gross average unpaid principal balances of loans serviced for the immediately preceding month. For the years ended December 31, 2009, 2008 and 2007, the Company incurred $102,000, $158,000 and $199,000, respectively, in servicing fees. Additionally, loan servicing expense includes third party expenses associated with the collection of certain non-performing loans. In 2007, loan servicing expenses were offset by the recovery of third party servicing fees, previously expensed by the Company of $54,000 due to the resolution of a loan.

The MSA requires Aurora Bank to service the loan portfolio in a manner substantially the same as for similar work performed by Aurora Bank for transactions on its own behalf. Aurora Bank collects and remits principal and interest payments on at least a monthly basis; maintains perfected collateral positions; submits and pursues insurance claims; and initiates and supervises foreclosure proceedings on the loan portfolio it services. Aurora Bank also provides accounting and reporting services required by the Company for such loans. The Company may also direct Aurora Bank to dispose of any loans which become classified, placed on non-performing status, or are modified due to financial deterioration of the borrower. Aurora Bank may institute foreclosure proceedings and foreclose, manage and protect the mortgaged premises, including exercising any power of sale contained in any mortgage or deed of trust, obtaining a deed-in-lieu-of-foreclosure or otherwise acquiring title to a mortgaged property underlying a mortgage loan by operation of law or otherwise in accordance with the terms of the MSA.

The MSA may be terminated at any time by written agreement between the parties. The MSA will automatically terminate if the Company ceases to be an affiliate of Aurora Bank.

When any mortgaged property underlying a mortgage loan is conveyed by a mortgagor, Aurora Bank generally, upon notice of the conveyance, will enforce any due-on-sale clause contained in the mortgage loan, to the extent permitted under applicable law and governmental regulations. The terms of a particular mortgage loan or applicable law, however, may prohibit Aurora Bank from exercising the due-on-sale clause under certain circumstances related to the collateral underlying the mortgage loan and the borrowers’ ability to fulfill the obligations under the related mortgage note.

The MSA was amended on March 29, 2010 with effect as of January 1, 2010. The amended MSA changes the fees paid by the Company to reflect the fees payable to each sub-servicer. See further discussion in “Notes to Financial Statements” at Note 9, Subsequent Events. It is the intention of the Company that any agreements and transactions between the Company and Aurora Bank are fair to all parties and consistent with market terms.

Advisory Services

The Company has entered into an Advisory Agreement pursuant to which Aurora Bank administers the day-to-day operations of the Company. Through December 31, 2009, Aurora Bank was paid an annual advisory fee equal to 0.05%, payable monthly, of the gross average unpaid principal balances of the Company’s loans for the immediately preceding month, plus reimbursement for certain expenses incurred by Aurora Bank as advisor. For the years ended December 31, 2009, 2008 and 2007, the Company incurred $25,000, $34,000, and $45,000, respectively, in advisory fees. As advisor, Aurora Bank is responsible for:

•	monitoring the credit quality of the loan portfolio held by the Company;

•	advising the Company with respect to the acquisition, management, financing and disposition of its loans and other assets; and

•	maintaining the corporate and shareholder records of the Company.

Aurora Bank may, from time to time, subcontract all or a portion of its obligations under the AA to one or more of its affiliates involved in the business of managing mortgage assets or, with the approval of a majority of Board of Directors as well as a majority of its independent directors, subcontract all or a portion of its obligations under the AA to unrelated third parties. Aurora Bank will not, in connection with the subcontracting of any of its obligations under the AA, be discharged or relieved in any respect from its obligations under the AA.

The AA had an initial term of five years, and currently is renewed each year for an additional one-year period unless the Company delivers notice of nonrenewal to Aurora Bank. The Company may terminate the AA at any time upon ninety days’ prior notice. As long as any Series D preferred stock remains outstanding, any decision by the Company either not to renew the AA or to terminate the AA must be approved by a majority of its Board of Directors, as well as by a majority of its independent directors. Other than the servicing fee and the advisory fee, Aurora Bank is not entitled to a fee for providing advisory and management services to the Company.

The AA was amended on March 29, 2010 with effect as of January 1, 2010. The amended AA changes the fees paid by the Company to reflect the increased costs associated with such services. See further discussion in “Notes to Financial Statements” at Note 9, Subsequent Events. It is the intention of the Company that any agreements and transactions between the Company and Aurora Bank are fair to all parties and consistent with market terms.

Description of Loan Portfolio

To date, all of the Company’s mortgage loans have been acquired or were contributed from Capital Crossing Bank or Aurora Bank. It is anticipated that substantially all additional mortgage assets, if any additional assets are acquired in the future, will be acquired or contributed from Aurora Bank, currently, the sole common stockholder. The Company’s loan portfolio may or may not have the characteristics described below at future dates.

Loans Held For Sale.  On February 5, 2009, the Company and Aurora Bank entered into an Asset Exchange Agreement (the “February Asset Exchange”) pursuant to which the Company agreed to transfer 207 loans secured primarily by commercial real estate and multi-family residential real estate in exchange for 205 loans secured primarily by residential real estate. The commercial and multi-family loans represented substantially all of the Company’s assets, excluding cash and interest-bearing deposits as of December 31, 2008. As a result of entering into the February Asset Exchange, the Company reclassified all of its loan assets as held for sale. The February Asset Exchange was subject to certain conditions to closing as well as the receipt of a non-objection letter from the OTS. On July 20, 2009, the Company and Aurora Bank mutually agreed to terminate the February Asset Exchange. The February Asset Exchange was terminated following receipt of a letter from the OTS failing to grant Aurora Bank’s requests for non-objection with respect to the February Asset Exchange. Notwithstanding the termination of the February Asset Exchange prior to its consummation, the Company continues to record these loan assets at the lower of their accreted cost or market value. Prior to February 5, 2009, the Company’s loan assets were considered held for investment and recorded at accreted cost, which accounts for the amortization of any purchase discount and deferred fees, less an allowance for loan losses.

The loans held for sale acquired in the November Asset Exchange are presented at fair value. Fair value is defined as the price at which an asset or liability could be exchanged in a current transaction between knowledgeable, willing parties. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models, prepared by management and third party valuation specialists, are applied.

Fair value of the Company’s loan portfolio was estimated based upon an analysis prepared by management and a third party valuation specialist. The valuation specialist uses various proprietary cash flow models to price the residential portfolio. The valuation was primarily based on discussion with industry professionals who have historically bought and sold similar assets to determine recent trades price to estimate the amount at which a third party might purchase the loans and their yield requirements. Specific inputs to the valuation specialist’s model included, but were not limited to, property location, loan type (the adjustable rate, adjustable rate reset period and interest only period), loan age, payment and delinquency history, original loan to value ratio (“LTV”), and the original debt to income ratio of the borrowers. Significant assumptions used within the valuation specialist’s model included, but were not limited to, estimated rates of loan delinquency, potential for recovery versus foreclosure, projected debt to income ratio of the borrowers, estimated current LTV as well as the projected LTV at default, rate reset risk and the corresponding payment shock. The valuation of the loan portfolio involves some level of management estimation and judgment, the degree of which is dependent on the terms of the loans and the availability of market prices and inputs.

The November Asset Exchange resulted in the Company receiving 74 residential mortgage loans, including jumbo mortgage loans, recorded at their fair value at the option of the Company, for 93 commercial and multi-family loans transferred to Aurora Bank.

The Company uses carrying value to reflect loans valued at the lower of their accreted cost or market value, or at their fair value, as applicable to the individual loans’ valuation method as selected by the Company in accordance with accounting standards.

A summary of the balances of loans follows:

	December 31,
	2009		2008
		Unpaid		Unpaid
	Carrying	Principal	Carrying	Principal
	Value	Balance	Value	Balance
		(Dollars In Thousands)

Mortgage loans on real estate, held for sale:
Commercial real estate	$—	$—	$—	$—
Multi-family residential	—	—	—	—
One-to-four family residential	22,531	32,007	—	—

Total loans held for sale, at fair value	22,531	32,007	—	—

Mortgage loans on real estate, held for sale:(1)
Commercial real estate	$6,380	$11,324	$—	$—
Multi-family residential	693	1,203	—	—
One-to-four family residential	219	379	—	—

Total loans held for sale, at lower of accreted cost or market value	7,292	12,906	—	—

Total mortgage loans on real estate, held for sale:
Commercial real estate	$6,380	$11,324	$—	$—
Multi-family residential	693	1,203	—	—
One-to-four family residential	22,750	32,386	—	—

Total loans held for sale	29,823	44,913	—	—

Mortgage loans on real estate, held for investment:
Commercial real estate	$—	$—	$31,660	$36,506
Multi-family residential	—	—	20,384	22,144
One-to-four family residential	—	—	981	1,005

Total loans held for investment, at accreted cost	—	—	53,025	59,655

Less:
Allowance for loan losses	—		(915)
Net deferred loan fees	—		(27)

Loans, net	$29,823		$52,083

(1)	Though the table compares the carrying value of these loans against unpaid principal balance, these loans are carried at the lower of accreted cost or market value and the carrying value cannot exceed the acquired cost of these loans.

The following table sets forth certain information regarding the geographic location of properties securing the mortgage loans in the loan portfolio at December 31, 2009:

			Percentage of
	Number of	Carrying	Total Carrying
Location	Loans	Value	Value
	(Dollars In Thousands)

California	58	$13,336	44.72%
Maryland	7	2,039	6.84
Virginia	6	1,946	6.52
Washington	4	1,319	4.42
Texas	5	1,125	3.77
Massachusetts	14	1,091	3.66
Michigan	3	910	3.05
Florida	9	936	3.14
Missouri	4	673	2.26
All others	57	6,448	21.62

	167	$29,823	100.00%

The following tables set forth information regarding maturity, contractual interest rate, contractual interest rate structure, and unpaid principal balance (“UPB”) of all loans in the loan portfolio at December 31, 2009:

			Percentage of
	Number of	Carrying	Total Carrying
Period Until Maturity	Loans	Value	Value
	(Dollars In Thousands)

Six months or less	10	$278	0.93%
Greater than six months to one year	3	63	0.21
Greater than one year to three years	15	681	2.28
Greater than three years to five years	8	351	1.18
Greater than five years to ten years	16	806	2.70
Greater than ten years	115	27,644	92.70

	167	$29,823	100.00%

			Percentage of
	Number of	Carrying	Total Carrying
Contractual Interest Rate	Loans	Value	Value
	(Dollars In Thousands)

Less than 4.00%	15	$780	2.62%
4.00 to 4.49	59	7,078	23.73
4.50 to 4.99	31	8,092	27.13
5.00 to 5.49	38	11,536	38.68
5.50 to 5.99	6	1,213	4.07
6.00 to 7.99	8	357	1.20
8.00 to 9.99	5	517	1.73
10.00% and above	5	250	0.84

	167	$29,823	100.00%

			Percentage of
	Number of	Carrying	Total Carrying
Contractual Interest Structure	Loans	Value	Value
	(Dollars In Thousands)

Fixed Interest Rate	59	6,193	20.77
Variable Interest Rate	108	23,630	79.23

	167	$29,823	100.00%

			Percentage of
	Number of	Carrying	Total Carrying
Unpaid Principal Balance	Loans	Value	Value
	(Dollars In Thousands)

$50,000 and less	29	$408	1.37%
Greater than $50,000 to $100,000	24	925	3.10
Greater than $100,000 to $250,000	31	3,158	10.59
Greater than $250,000 to $500,000	58	14,426	48.37
Greater than $500,000 to $1,000,000	25	10,906	36.57

	167	$29,823	100.00%

Loan Purchasing Activities.  All of the Company’s commercial loans and multi-family residential loans were purchased or contributed from Capital Crossing Bank, previously the sole common stockholder. Capital Crossing Bank originally purchased such loans from third parties. All of the Company’s residential loans were acquired from Aurora Bank. It is anticipated that substantially all additional loans, if any loans are acquired by the Company in the future, will be acquired from Aurora Bank, currently the sole common stockholder. Existing loans primarily are secured by commercial, multi-family or one-to-four family residential real estate located throughout the United States. These loans generally were purchased from sellers in the financial services industry or government agencies. Aurora Bank does not intend to utilize any specific threshold underwriting criteria in evaluating individual loans or pools of loans for purchase, but rather anticipates that it will evaluate each individual loan, if it is purchasing an individual loan, or pool of loans, if it is purchasing a pool of loans, on a case by case basis in making a purchase decision as described in more detail below.

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

In order to determine the amount that the Company is willing to bid to acquire individual loans or loan pools, the Company will consider, among other factors:

•	the collateral securing the loan;

•	the financial resources of the borrowers or guarantors, if any;

•	the recourse nature of the loan;

•	the age and performance of the loan;

•	the length of time during which the loan has performed in accordance with its repayment terms;

•	geographic location;

•	the yield expected to be earned; and

•	servicing restrictions, if any.

In addition to the factors listed above, the Company will also consider the amount it may realize through collection efforts or foreclosure and sale of the collateral, net of expenses, and the length of time and costs required to complete the collection or foreclosure process in the event a loan becomes non-performing or is non-performing at the purchase date.

Loan Servicing and Asset Resolution.  In the event that a purchased loan becomes delinquent, or if it is delinquent at the time of purchase, Aurora Bank, as servicer, promptly initiates collection activities. If a delinquent loan becomes non-performing, Aurora Bank may pursue a number of alternatives with the goal of maximizing the overall return on each loan in a timely manner. During this period, the Company does not recognize interest income on such loans unless regular payments are being made. In instances when a loan is not returned to performing status, Aurora Bank may seek resolution through negotiating a discounted pay-off with borrowers, which may be accomplished through refinancing by the borrower with another lender, restructuring the loan to a level that is supported by existing collateral and debt service capabilities, foreclosure, sale of the collateral, or other loss mitigation activities.

Asset Quality

Payment Status of Loan Portfolio.  The following table sets forth certain information relating to the payment status of loans, net in the loan portfolio at the dates indicated:

	December 31,
	2009	2008	2007
	(Dollars In Thousands)

Current	$29,353	$49,641	$65,735
Over thirty days to eighty-nine days past due	152	1,788	951

Total performing loans, net	29,505	51,429	66,686
Non-performing loans (ninety days or more past due)	318	1,596	—

Total	$29,823	$53,025	$66,686

The Company’s determination that a purchased loan is delinquent is made prospectively based upon the repayment schedule of the loan following the date of purchase by Aurora Bank or Capital Crossing Bank, as appropriate, and not from the origination date of the loan. Thus, if a borrower was previously in default under the loan (and the loan was not initially purchased as a “non-performing” loan), such default is disregarded by the Company in making a determination as to whether or not the purchased loan is delinquent. For example, if Aurora Bank acquires a loan that is past due at the time of acquisition, that loan would not be considered delinquent until it was ninety days past due from Aurora Bank’s purchase date. If Aurora Bank acquires a loan which is contractually delinquent, management evaluates the collectability of principal and interest, and interest would not be accrued when the collectability of principal and interest is not probable or estimable. Interest income on purchased non-performing loans is accounted for using either the cash basis or the cost recovery method, whereby any amounts received are applied against the recorded amount of the loan. A determination as to which method is used is made on a case-by-case basis.

As servicing agent for the Company’s commercial loan portfolio, Aurora Bank monitors the Company’s loans through its review procedures and updated appraisals. Additionally, in order to monitor the adequacy of cash flows on income-producing properties, Aurora Bank may obtain financial statements and other information from the borrower and the guarantor, including, but not limited to, information relating to rental rates and income, maintenance costs and an update of real estate property tax payments.

Non-Performing Assets.  The performance of the Company’s loan portfolio is evaluated regularly by Aurora Bank. Management generally classifies a loan as non-performing when the collectability of principal and interest is ninety days or more past due or the collection of principal and interest is not probable or estimable.

The accrual of interest on loans is discontinued when loan payments are ninety days or more past due or the collectability of principal and interest is not probable or estimable. Interest income previously accrued on such loans is reversed against current period interest income, and the loan is accounted for using either the cash basis or the cost recovery method whereby any amounts received are applied against the recorded amount of the loan. This determination is made on a case-by-case basis. Loans accounted for on the cost recovery method, in general, consist of non-performing loans. When the Company identifies problem loans, or a portion thereof, as a loss, it will charge-off such amounts. The Company’s loans are reviewed monthly to determine which loans are to be placed on non-performing status.

Loans are returned to accrual status when the loan is brought current and collection of principal and interest is probable and estimable.

A summary of the loans on non-accrual status is as follows:

	December 31,
	2009		2008		2007
		Unpaid		Unpaid		Unpaid
	Carrying	Principal	Carrying	Principal	Carrying	Principal
	Value	Balance	Value	Balance	Value	Balance
	(Dollars In Thousands)

Mortgage loans on real estate on non-accrual status:
Commercial real estate	$318	$792	$1,596	$1,764	$—	$—
Multi-family residential	—	—	—	—	—	—
One-to-four family residential	—	—	—	—	—	—

Total loans	318	792	1,596	1,764	—	—
Other	—	—	—	—	—	—

Total loans on non-accrual status	318	792	1,596	1,764	—	—

Non-performing loans, net, as a percent of loans, net of discount and deferred loan income	1.07%		3.06%
Non-performing loans, net, as a percent of total assets	0.39%		1.66%

Non-performing loans decreased as of December 31, 2009 as compared to December 31, 2008 as payments were received on non-performing loans. Additionally, one non-accrual loan was transferred out in the November Asset Exchange and one loan became non-performing during 2009. As of December 31, 2009 and 2008, there were seven loans, representing five borrowers, which were non-performing.

Discount and Allowance for Loan Losses

Discounts on Acquired Loans.  Prior to February 5, 2009, the Company’s loan assets were considered held for investment and recorded at accreted cost, which accounts for the amortization of any purchase discount and deferred fees, less an allowance for loan losses. The Company reviewed acquired loans for differences between contractual cash flows and cash flows expected to be collected from the Company’s initial investment in the acquired loans to determine if those differences were attributable, at least in part, to credit quality. If those differences were attributable to credit quality, the loan’s contractually required payments receivable in excess of the amount of its cash flows expected at acquisition, or nonaccretable discount, was not accreted into income. Prior to February 5, 2009, the Company recognized the excess of all cash flows expected at acquisition over the Company’s initial investment in the loan as interest income using the interest method over the term of the loan.

For loans which, at acquisition, did not have evidence of deterioration of credit quality since origination, the discount, representing the excess of the amount of reasonably estimable and probable discounted future cash collections over the purchase price, was accreted into interest income using the interest method over the term of the loan. Prepayments were not considered in the calculation of accretion income. Additionally, discount was not accreted on non-performing loans.

Judgment was involved in estimating the amount of the Company’s future cash flows on acquired loans. The amount and timing of actual cash flows could differ materially from management’s estimates, which could materially affect the Company’s financial condition and results of operations. Depending on the timing of an acquisition of loans, a preliminary allocation may have been utilized until a final allocation was established. Generally, the allocation was finalized no later than ninety days from the date of purchase.

If cash flows could not be reasonably estimated for any loan, and collection was not probable, the cost recovery method of accounting was used. Under the cost recovery method, any amounts received were applied against the recorded amount of the loan. Nonaccretable discount was generally offset against the related unpaid principal balance when the amount at which a loan was resolved or restructured. There was no effect on the income statement as a result of these reductions.

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

Allowance for Loan Losses.  Prior to February 5, 2009, the Company’s loan assets were considered held for investment and recorded at accreted cost, which accounts for the amortization of any purchase discount and deferred fees, less an allowance for loan losses. The allowance for loan losses was increased or decreased through a provision for loan losses or a reduction in the allowance for loan losses included in earnings. The Company’s allowance for loan losses at December 31, 2008 was $915,000.

In determining the adequacy of the allowance for loan losses, management made significant judgments. Aurora Bank initially reviewed the Company’s loan portfolio to identify loans for which specific allocations were considered prudent and reported its findings to management. Specific allocations included the results of measuring impaired loans. Next, management, working with Aurora Bank, considered the level of loan allowances deemed appropriate for loans determined not to be impaired. The allowance for these loans was determined by a formula whereby the portfolio was stratified by type and internal risk rating categories. Loss factors were then applied to each strata based on various considerations including collateral type, loss experience, delinquency trends, current economic conditions, industry standards, and regulatory guidelines. The allowance for loan losses was management’s estimate of the probable loan losses incurred as of the balance sheet date, however, there is assurance that the Company’s actual losses with respect to loans would not exceed its allowance for loan losses.

The allowance for loan losses was increased through a provision for loan losses included in earnings when management changed its estimate of probable losses inherent in the portfolio. The allowance for loan losses was decreased upon sales or payoffs of loans for which a related allowance remained unused. Reductions in connection with sales were included in the calculation of the gain or loss, and reductions related to payoffs were recorded as a reduction in the allowance for loan losses included in earnings. Loan losses were charged against the allowance when management believed the net investment of the loan, or a portion thereof, was uncollectible. Subsequent recoveries, if any, were credited to the allowance when cash payments were received. The expectation was that the allowance would continue to decline as reductions in the allowance for loan losses continued to be recorded if loans paid off and allowance allocations related to these loans were not required or if additions due to loan impairment were not required.

The following table sets forth management’s allocation of the allowance for loan losses by loan category and the percentage of the loans in each category to total loans in each category with respect to the loan portfolio at the dates indicated:

	December 31,
	2009		2008		2007
		% of		% of		% of
	Allowance	Net	Allowance	Net	Allowance	Net
	for Loan	Loans	for Loan	Loans	for Loan	Loans
	Losses	to Total	Losses	to Total	Losses	to Total
	(Dollars in Thousands)

Loan Categories:
Commercial real estate	$—	—%	$698	59.7%	$912	62.1%
Multi-family residential	—	—	214	38.4	265	36.6
One-to-four family residential	—	—	3	1.9	3	1.3
Total	$—	0%	$915	100.0%	$1,180	100.0%

Employees

The Company has four employees, including the President and Chief Financial Officer. All employees of the Company currently are also officers of Aurora Bank or its affiliates. The Company maintains corporate records and audited financial statements that are separate from those of Aurora Bank. The Company does not have any other employees because it has retained Aurora Bank to perform all necessary functions pursuant to the AA and the MSA. There are no provisions in the Company’s charter limiting any of the officers or directors from having any direct or indirect pecuniary interest in any mortgage asset to be acquired or disposed of by the Company or in any transaction in which the Company has an interest or from engaging in acquiring and holding mortgage assets. None of the officers or directors currently has, nor is it anticipated that they will have, any such interest in the Company’s mortgage assets.

Competition

The Company does not anticipate that it will engage in the business of originating mortgage loans. Although management currently has no intention of acquiring additional assets, subject to prior approval by the OTS, the Company may acquire mortgage assets in addition to those in the loan portfolio and anticipates that substantially all these mortgage assets, if any assets are acquired in the future, will be acquired from Aurora Bank. The amount of future acquisitions of mortgage assets will be determined based upon the preferred dividend required to be paid by the Company and the level of assets required to produce an adequate dividend coverage ratio and other factors determined to be relevant at the time. Accordingly, the Company does not expect to compete with mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers or insurance companies in acquiring its mortgage assets from Aurora Bank. Aurora Bank, however, may face significant competition in the purchase of mortgage loans, which could have an adverse effect on the ability of the Company to acquire mortgage loans. If Aurora Bank does not successfully compete in the purchase of mortgage loans, there could be an adverse effect on the Company’s business, financial condition and results of operations.

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

Numerous banks and non-bank financial institutions have historically competed with Aurora Bank for deposit accounts and the acquisition of loans. Aurora Bank is subject to restrictions imposed by the Order and the PCA Directive. With respect to deposits, additional significant competition may arise from corporate and government debt securities, as well as money market mutual funds. The primary factors in competing for deposit accounts include interest rates, the quality and range of financial services offered and the convenience of office and automated teller machine locations and office hours. Aurora Bank’s competition for acquiring loans may include non-bank financial institutions which may or may not be subject to the same restrictions or regulations as Aurora Bank is. The primary factor in competing for purchased loans is price.

Continuing realignment within the financial services sector could eliminate some competitors or introduce new ones. Likewise, government programs aimed at addressing the current credit crisis could facilitate additional companies and government sponsored entities to compete with Aurora Bank for attractive investments.

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

General Business Risks

Changes in the performance of Aurora Bank may result in the Series D preferred stock being subject to automatic exchange into preferred shares of Aurora Bank at any time.

The returns from an investment in the Series D preferred stock will depend to a significant extent on the performance and capital of Aurora Bank. If (i) Aurora Bank is undercapitalized, (ii) or if the OTS anticipates that Aurora Bank will become undercapitalized, (iii) or if Aurora Bank is placed into bankruptcy, reorganization, conservatorship or receivership, the OTS may direct the automatic exchange of the preferred shares of the Company for preferred shares of Aurora Bank, which would represent an investment in Aurora Bank and not in the Company. Under these circumstances:

•	a holder of Series D preferred stock would be a preferred stockholder of Aurora Bank if Aurora Bank’s financial condition deteriorates or if Aurora Bank is placed into bankruptcy, reorganization, conservatorship or receivership and, accordingly, it is unlikely that Aurora Bank would be in a financial position to pay any dividends on the preferred shares of Aurora Bank. An investment in Aurora Bank is also subject to risks that are distinct from the risks associated with an investment in the Company. For example, an investment in Aurora Bank would involve risks relating to the capital levels of, and other federal regulatory requirements applicable to, Aurora Bank and the performance of Aurora Bank’s overall loan portfolio and other business lines. Aurora Bank also has significantly greater liabilities than does the Company;

•	if a liquidation of Aurora Bank occurs, the claims of depositors and creditors of Aurora Bank and of the OTS would have priority over the claims of holders of the preferred shares of Aurora Bank, and therefore, a holder of Series D preferred stock likely would receive, if anything, substantially less than such holder would receive had the Series D preferred stock not been exchanged for preferred shares of Aurora Bank; and

•	the exchange of the Series D preferred stock for preferred shares of Aurora Bank would be a taxable event to a holder of Series D preferred stock under the Internal Revenue Code, and such holder would incur a gain or a loss, as the case may be, measured by the difference between such holder’s basis in the Series D preferred stock and the fair market value of Aurora Bank preferred shares received in the exchange.

At December 31, 2009, under the regulatory capital guidelines applicable to banks developed and monitored by the federal bank regulatory agencies, Aurora Bank was deemed to be “adequately capitalized.”

Bank regulators may continue to limit the ability of the Company to implement its business plan and may restrict its ability to declare and pay dividends, to redeem the Series D preferred stock or to enter into asset sales or exchanges.

Because the Company is a subsidiary of Aurora Bank, federal regulatory authorities have the right to examine it and its activities and to impose restrictions on Aurora Bank or the Company which impact the Company’s ability to conduct its business according to its business objectives, which could materially adversely affect the financial condition and results of operations of the Company.

On January 26, 2009, the OTS entered the Order against Aurora Bank which, among other things, required Aurora Bank to file various privileged prospective operating plans with the OTS to manage the liquidity and operations of Aurora Bank going forward, including a strategic plan. The strategic plan required that Aurora Bank set out the actions necessary for it to achieve either a (i) merger with or acquisition by another entity, or such other transaction as the OTS may approve or (ii) voluntary dissolution. Furthermore, the OTS issued the PCA Directive on February 4, 2009. The PCA Directive had the effect of requiring Aurora Bank to immediately take any actions necessary to result in the acquisition of Aurora Bank by another depository institution holding company or the merger of Aurora Bank with another depository institution or such other transaction(s) as the OTS may approve pursuant to a plan of voluntary dissolution of Aurora Bank since Aurora Bank failed to achieve adequately capitalized status by February 28, 2009. During 2009, LBHI contributed additional capital to Aurora Bank, which improved Aurora Bank’s capital position under applicable regulatory capital guidelines pending further review of such designation by the OTS.

The Order and the PCA Directive both require Aurora Bank to ensure that each of its subsidiaries, including the Company, complies with the Order and the PCA Directive, including the operating restrictions contained in both the Order and the PCA Directive. These operating restrictions, among other things, restrict transactions with affiliates, capital distributions to shareholders (including redemptions), transfers or exchanges of assets, contracts outside the ordinary course of business and changes in senior executive officers, board members or their employment arrangements without prior written notice to the OTS.

The OTS has informed Aurora Bank that prior approval of the OTS is required for payment by the Company of dividends on the Series B and Series D preferred stock. Aurora Bank has made a formal request to the OTS for the resumption of dividend payments. There can be no assurance, however, that future dividends on the Series B and Series D preferred stock will be approved or when or if the OTS will remove any such approval requirement. Furthermore, any future dividends on the Series B and Series D preferred stock will be payable only when, as and if declared by the Board of Directors.

The OTS may also require Aurora Bank to sever its relationship with or divest its ownership interest in the Company or certain of the Company’s assets. Such actions could potentially result in the Company’s failure to qualify as a REIT.

As a result, in part, of the Order and the PCA Directive, there is uncertainty regarding the Company’s ability to continue as a going concern. The 2009 financial statements do not include any adjustments that might result from future regulatory actions, which could affect our ability to continue as a going concern.

If the OTS does not approve Aurora Bank’s request to permit the payment of future dividends, the Company will be prohibited from paying dividends in the future and therefore may fail to qualify as a REIT.

On June 26, 2009, the OTS notified Aurora Bank that the prior approval of the OTS is currently required before payment by the Company of dividends on the Series B and Series D preferred stock as a result of the Order and the PCA Directive. As a result of the notice from the OTS, the Board of Directors voted not to declare or pay the Series B and Series D preferred stock dividend that would have been payable on July 15, 2009, October 15, 2009, and January 15, 2010. Aurora Bank has made a formal request to the OTS to approve the payment of future dividends on the Series B and Series D preferred stock. If the OTS does not approve this request, the Company will be prohibited from paying future dividends, which could result in the Company failing to qualify as a REIT. In order to qualify as a REIT, the Company generally is required each year to distribute to its stockholders at least 90% of its net taxable income, excluding net capital gains. The Company may retain the remainder of REIT taxable income or all or part of its net capital gain, but will be subject to tax at regular corporate rates on such income. In addition, the Company is subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions considered as paid by the Company with respect to any calendar year are less than the sum of (1) 85% of its ordinary income for the calendar year, (2) 95% of its capital gains net income for the calendar year and (3) 100% of any undistributed income from prior periods.

The bankruptcy of LBHI may limit the ability of LBHI to contribute capital to Aurora Bank and negatively impact the timing and amount of payments received by Aurora Bank with respect to debts owed to Aurora Bank by LBHI.

On September 15, 2008, LBHI filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York. Aurora Bank is an indirect subsidiary of LBHI. Even though Aurora Bank has not been placed into bankruptcy, reorganization, conservatorship or receivership and the Company has not filed for bankruptcy protection, the bankruptcy of LBHI may limit the ability of LBHI to contribute capital to Aurora Bank now or in the future. In addition, the timing and amount of any payments received by Aurora Bank with respect to debts owed to Aurora Bank by LBHI may be limited by the bankruptcy of LBHI. The current capitalization of Aurora Bank, the potential inability of LBHI to contribute capital to Aurora Bank and the uncertainty with respect to debt payments from LBHI increases the risk that the OTS may direct the automatic exchange of the Series D preferred stock of the Company for preferred shares of Aurora Bank.

As a result, in part, of the bankruptcy of LBHI, there is uncertainty regarding the Company’s ability to continue as a going concern. The 2009 financial statements do not include any adjustments that might result from the bankruptcy of LBHI, which could affect our ability to continue as a going concern.

The failure of Aurora Bank could result in the loss of the Company’s funds on deposit with Aurora Bank, which could reduce the amount of cash available to pay distributions, including dividends on the Series B and Series D preferred stock.

As of December 31, 2009, the Federal Deposit Insurance Corporation, or “FDIC”, will only insure amounts up to $250,000 per depositor in any particular bank. As of December 31, 2009, the Company had approximately $51.6 million of interest bearing deposits with Aurora Bank, which is significantly in excess of federally-insured levels. If Aurora Bank were to fail or be placed into receivership, the Company may lose any amount of deposit value over any federally-insured amounts. The loss of deposit value could reduce the amount of cash we have available to pay distributions, including dividends on the Series B and Series D preferred stock.

The Company’s business and financial results are significantly affected by general business and economic conditions.

The U.S. economy has experienced a severe economic downturn recently. Business activity across a wide range of industries and regions has suffered significant declines with many showing reduced earnings or, in some cases, losses. The U.S. economy has seen increased levels of commercial and consumer delinquencies and defaults, lack of consumer confidence and spending, reduced availability of commercial credit and increased unemployment and underemployment.

We do not expect that these difficult conditions are likely to improve significantly in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions and lead to additional foreclosures, delinquencies and bankruptcies, which could have a negative impact on the financial condition and results of operations of the Company.

The Company is subject to extensive government regulation and supervision.

The Company, as a result of the ownership of all of its common stock by Aurora Bank, is subject to extensive federal regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations have an effect on the Company’s capital structure, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Failure to comply with laws, regulations or policies could result in, among other things, sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s results will be affected by factors beyond its control.

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

The Company’s loans are concentrated in California and adverse conditions in that market could adversely affect its operations.

Properties underlying the Company’s current mortgage assets are concentrated in California. As of December 31, 2009, approximately 45% of the carrying value of its mortgage loans were secured by properties located in California. Adverse economic, political or business developments or natural hazards may affect these areas and the ability of property owners in these areas to make payments of principal and interest on the underlying mortgages. Beginning in 2007 and throughout 2008 and 2009, the housing and real estate sectors in California were particularly hard hit by the recession with higher overall foreclosure rates than the national average. If California experiences further adverse economic, political or business conditions, or natural hazards, the Company will likely experience higher rates of loss and delinquency on its mortgage loans than if its loans were more geographically diverse.

A substantial majority of the Company’s loans were originated by other parties.

All of the mortgage assets in the Company’s loan portfolio at December 31, 2009 were acquired from Capital Crossing Bank or Aurora Bank. If the Company acquires additional mortgage assets, it is anticipated that substantially all of such mortgage assets will be acquired from Aurora Bank, currently the sole common stockholder. Loans purchased by Aurora Bank will most likely consist of loans originated by third parties, and therefore will not be subject to the same level of due diligence that Aurora Bank would have conducted had it originated the loans. In addition, loans originated by third parties may lack current financial information and may have incomplete legal documentation and outdated appraisals. Although it is anticipated that Aurora Bank would conduct a comprehensive acquisition review, it also may rely on certain information provided by the parties that originated the loans, whose underwriting standards may be substantially different than Aurora Bank’s. These differences may include less rigorous appraisal requirements and debt service coverage ratios, and less rigorous analysis of property location and environmental factors, building condition and age, tenant quality, compliance with zoning regulations, any use restrictions, easements or rights of ways that may impact the property value and the borrower’s ability to manage the property and service the mortgage. As a result, Aurora Bank may not have information with respect to an acquired loan which, if known at the time of acquisition, would have caused it to reduce its bid price or not bid for the loan at all. This may adversely affect the Company’s yield on loans or cause it to increase its provision for loan losses. In addition, Aurora Bank may acquire loans as part of a pool that, given the opportunity to review and underwrite at the outset, it would not have originated. Loans such as these could have a higher risk of becoming non-performing in the future and adversely affect the Company’s results of operations.

A portion of the Company’s loan portfolio is made up of commercial mortgage loans, which are generally riskier than other types of loans.

Commercial mortgage loans constituted approximately 21% of the carrying value of the Company’s loan portfolio at December 31, 2009. Commercial mortgage loans are generally subject to greater risks than other types of loans. The Company’s commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, may have shorter maturities than other mortgage loans and may not be fully amortizing, meaning that they have an unpaid principal balance or “balloon” payment due on maturity. The commercial real estate properties underlying the Company’s commercial mortgage loans also tend to be unique and are more difficult to value than other real estate properties. They are also subject to relatively greater environmental risks than other types of loans and to the corresponding burdens and costs of compliance with environmental laws and regulations. Because of these risks related to commercial mortgage loans, the Company may experience higher rates of default on its mortgage loans than it would if its loan portfolio was more diversified and included a greater number of owner-occupied residential or other mortgage loans. Higher rates of default will cause the Company’s level of impaired loans to increase, which may have a material adverse affect on its results of operations.

The November Asset Exchange resulted in the Company owning a portfolio consisting primarily of residential mortgage loans.

On November 18, 2009, the Company and its parent, Aurora Bank, entered into the November Asset Exchange pursuant to which Aurora Bank agreed to assign various one-to-four family residential mortgage loans (“Residential Loans”) to the Company in exchange for the Company assigning certain commercial and multi-family residential mortgage loans to Aurora Bank. Pursuant to the November Asset Exchange, the Residential Loans assigned to the Company would be of equal or greater value to the commercial and multi-family loans assigned to Aurora Bank. The November Asset Exchange was subject to the receipt of a non-objection from the OTS, which was granted on August 17, 2009. The November Asset Exchange was consummated on November 18, 2009 (with an effective date as of November 1, 2009) which resulted in the Company receiving residential mortgage loans, including jumbo mortgage loans, with a closing value of

$199,000 greater than the value of the commercial and multi-family loans transferred to Aurora Bank. There can be no assurance that the Residential Loans transferred to the Company will maintain their current value, or in the future, continue to exceed the value of the commercial and multi-family loans transferred to Aurora Bank in the future. The November Asset Exchange has altered the asset mix of the Company to consist primarily of residential mortgage assets.

Continued declines in home prices would negatively impact the performance of residential mortgages.

Over the past two years, there has been a steep decline in the national housing market with home prices falling dramatically and increases in foreclosures. The global recession has brought increased levels of unemployment and underemployment. If housing prices continue to fall and unemployment and underemployment continue to rise, the number of defaults, and related foreclosures, on residential mortgages will remain at their current elevated levels or possibly increase. In addition, governmental initiatives could impact the ability of lenders to foreclose on residential properties and realize the value of the collateral for residential loans that are in default. These factors could have a material adverse effect on a portfolio of loans secured primarily by residential real estate.

The realizable value of the Company’s loan portfolio may differ from fair value.

The Company accounts for certain of its loans held for sale at the lower of the accreted cost or market value. The fair value of the Company’s loan portfolio is estimated based upon an analysis prepared by management and a third party valuation specialist which considered, among other factors, information, to the extent available, about then current sale prices, bids, credit quality, liquidity and other available information for loans with similar characteristics as the Company’s loan portfolio. The analysis also considered the geographical location and geographical concentration of the loans in the Company’s portfolio in its analysis. The valuation of the loan portfolio involves management estimation and judgment, the degree of which is dependent on the terms of the loans and the availability of market prices and inputs. The realizable value of the loan portfolio may differ from fair value and actual losses could materially and adversely affect the Company’s results of operations.

The Company may not be able to purchase loans at the same volumes or with the same yields as it has historically purchased.

To date, the Company has purchased all of the loans in its portfolio from Capital Crossing Bank or Aurora Bank. Historically, Capital Crossing Bank had acquired such loans:

•	from institutions which sought to eliminate certain loans or categories of loans from their portfolios;

•	from institutions participating in securitization programs;

•	from failed or consolidating financial institutions; and

•	from government agencies.

Management currently has no intention of acquiring any new loans. Future loan purchases, if any, will depend on the availability of pools of loans offered for sale and Aurora Bank’s ability to submit successful bids or negotiate satisfactory purchase prices. Historically, the acquisition of loans has been highly competitive and the Company cannot provide assurance that Aurora Bank will be able to purchase loans at the same volumes or with the same yields as it has historically purchased or that the Company will acquire any loans from Aurora Bank or at all. This may interfere with the Company’s ability to maintain the requisite level of mortgage assets to maintain its qualification as a REIT. If volumes of loans owned by the Company decline or the yields on these loans decline, the Company could experience a material adverse effect on its financial condition.

The Company could be held responsible for environmental liabilities of properties it acquires through foreclosure.

If the Company chooses to foreclose on a defaulted mortgage loan to recover its investment it may be subject to environmental liabilities related to the underlying real property. Approximately 21% of the carrying value in the Company’s portfolio at December 31, 2009, were commercial mortgage loans, which generally are subject to relatively greater environmental risks than other types of loans. Hazardous substances or wastes, contaminants, pollutants or sources thereof may be discovered on properties during the Company’s ownership or after a sale to a third party. The amount of environmental liability could exceed the value of the real property. There can be no assurance that the Company would not be fully liable for the entire cost of any removal and clean-up on an acquired property, that the cost of removal and clean-up would not exceed the value of the property or that the Company could recoup any of the costs from any third party. In addition, the Company may find it difficult or impossible to sell the property prior to or following any such remediation. The incurrence of any significant environmental liabilities with respect to a property securing a mortgage loan could have a material adverse effect on the Company’s financial condition.

The Company is dependent in virtually every phase of its operations on the diligence and skill of the management of Aurora Bank.

Aurora Bank, which holds all of the Company’s common stock, is involved in virtually every aspect of the Company’s operations and is able to approve unilaterally almost all corporate actions of the Company as its sole common shareholder. The Company has four employees and does not have any independent corporate infrastructure. The employees of the Company currently are also officers of Aurora Bank or its affiliates. The Company does not have any other employees because it has retained Aurora Bank to perform all necessary functions pursuant to the AA and the MSA.

Under the Advisory Agreement between the Company and Aurora Bank, Aurora Bank is responsible for administering the day-to-day activities, including monitoring of the Company’s credit quality and advising it with respect to the acquisition, management, financing and disposition of mortgage assets and its operations generally. Under the MSA between the Company and Aurora Bank, Aurora Bank services the Company’s held for sale loans and oversees the servicing of the residential loan portfolio acquired in the November Asset Exchange. The AA has an initial term of five years with an automatic renewal feature and the MSA has a one-year term with an automatic renewal feature. Both the MSA and the AA are subject to earlier termination upon 30 days and 90 days notice, respectively. Aurora Bank may subcontract all or a portion of its obligations under the AA to its affiliates or, with the approval of a majority of the Board of Directors including a majority of the Company’s independent directors, subcontract its obligations under the AA to unrelated third parties. Aurora Bank will not, in connection with the subcontracting of any of its obligations under the AA, be discharged or relieved from its obligations under the AA.

The loss of the services of Aurora Bank, or the inability of Aurora Bank to effectively provide such services whether as a result of the loss of key members of Aurora Bank’s management, early termination of the agreements or otherwise, and the Company’s inability to replace such services on favorable terms, or at all, could adversely affect the Company’s ability to conduct its operations.

Both the Advisory Agreement and the MSA were amended on March 29, 2010 with effect as of January 1, 2010. The amended Advisory Agreement and the amended MSA have implemented higher fees paid by the Company that reflect the incrementally increased costs over time associated with such services. See further discussion in “Notes to Financial Statements” at Note 9, Subsequent Events. It is the intention of the Company that any agreements and transactions between the Company and Aurora Bank are fair to all parties and consistent with market terms.

The Company’s relationship with Aurora Bank may create conflicts of interest.

Aurora Bank and its affiliates may have interests which are not identical to the Company’s and therefore conflicts of interest have arisen and may arise in the future with respect to transactions between the Company and Aurora Bank such as:

Acquisition of mortgage assets.  Although management currently has no intention of acquiring additional assets, subject to prior approval by the OTS, the Company may from time to time purchase additional mortgage assets. If the Company acquires any additional mortgage assets, it is anticipated that substantially all of such mortgage assets will be acquired from Aurora Bank on terms that are comparable to those that could be obtained by the Company if such mortgage assets were purchased from unrelated third parties. Neither the Company nor Aurora Bank currently have specific policies with respect to the purchase by the Company from Aurora Bank of particular loans or pools of loans, other than that such assets must be eligible to be held by a REIT. Although any purchases will be structured to take advantage of the underwriting procedures of Aurora Bank, and while the Company believes that any agreements and transactions between it, on the one hand, and Aurora Bank and/or its affiliates on the other hand, will be fair to all parties and consistent with market terms, neither the Company nor Aurora Bank are required to obtain a third-party valuation to confirm that the Company is paying fair market value. Additionally, through limiting the Company’s source of purchased mortgage assets solely to those originated or purchased by Aurora Bank, the Company’s portfolio will generally reflect the nature, scope and risk of Aurora Bank’s portfolio rather than a more diverse portfolio composed of mortgage loans also purchased from other lenders.

Servicing of the Company’s mortgage assets by Aurora Bank.  The Company’s commercial loans are serviced by Aurora Bank pursuant to the terms of a servicing agreement. Through December 31, 2009, Aurora Bank in its role as servicer under the terms of the servicing agreement received an annual servicing fee equal to 0.20%, payable monthly, on the gross average unpaid principal balances of loans serviced for the immediately preceding month. The servicing agreement requires Aurora Bank to service the loan portfolio in a manner substantially the same as for similar work performed by Aurora Bank for transactions on its own behalf. This will become especially important as Aurora Bank services any loans which become classified or are placed on non-performing status, or are renegotiated due to the financial deterioration of the borrower. While the Company believes that Aurora Bank will diligently pursue collection of any non-performing loans, the Company cannot provide assurance that this will be the case. The Company’s ability to make timely payments of dividends will depend in part upon Aurora Bank’s prompt collection efforts on behalf of the Company.

Future dispositions by the Company of mortgage assets to Aurora Bank or its affiliates.  The MSA provides that foreclosures and dispositions of the mortgage assets are to be performed in a manner substantially the same as for similar work performed by Aurora Bank on its own behalf. However, the Company cannot provide assurance that any such agreement or transaction will be on terms as favorable to it as would have been obtained from unaffiliated third parties. Aurora Bank may seek to exercise its influence on the Company’s affairs so as to cause the sale of the mortgage assets owned by the Company and their replacement by lesser quality loans purchased from Aurora Bank or elsewhere which could adversely affect the Company’s business and its ability to make timely payments of dividends.

Future modifications of the Advisory Agreement or Master Service Agreement.  Should the Company modify either the Advisory Agreement or the Master Service Agreement, it would rely upon its officers, all of whom are also officers of Aurora Bank or its affiliates. Thus, the Company’s officers and/or directors would be responsible for taking positions with respect to such agreements that, while in the Company’s best interests, may not be in the best interests of Aurora Bank. In such instance, Aurora Bank has the ability to block any modification that is not in its best interests. Although the termination, modification or decision not to renew the AA and/or the MSA requires the approval of a majority of the Company’s independent directors, Aurora Bank, as holder of all of the Company’s outstanding common stock, controls the election of all the Company’s directors, including the independent directors. The Company cannot provide assurance that such modifications, if available to it, will be on terms as favorable to it as those that could have been obtained from unaffiliated third parties. Both the Advisory Agreement and the MSA were amended on March 29, 2010 with effect as of

January 1, 2010. The amended Advisory Agreement and the amended MSA change the fees paid by the Company to reflect the increased costs associated with such services. See further discussion in “Notes to Financial Statements” at Note 9, Subsequent Events. It is the intention of the Company that any agreements and transactions between the Company and Aurora Bank are fair to all parties and consistent with market terms.

The Company’s controls and procedures may fail or be circumvented.

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

The Board of Directors has broad discretion to revise the Company’s strategies.

The Board of Directors has established the Company’s investment and operating strategies. These strategies may be revised from time to time at the discretion of the Board of Directors without a vote of the Company’s stockholders. Changes in the Company’s strategies could have a negative effect on shareholders.

Fluctuations in interest rates could reduce the Company’s earnings and affect its ability to pay dividends.

The Company’s income consists primarily of interest earned on its mortgage assets and short-term investments. Approximately 80% of the Company’s performing mortgage assets bear interest at adjustable rates. If there is a decline in interest rates, then the Company will experience a decrease in income available to be distributed to its stockholders, which remains subject to OTS approval. If interest rates decline, the Company may also experience an increase in prepayments on its mortgage assets and may find it difficult to purchase additional mortgage assets bearing rates sufficient to support payment of dividends on the Series B and Series D preferred stock. Conversely, an increase in mortgage rates could result in decreased interest income and increased non-interest expense related to workouts and other collection efforts. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on the Company’s loans may lead to an increase in non-performing assets, which could have a material adverse affect on the Company’s results of operations. Because the dividend rates on the Series B and Series D preferred stock are fixed, a significant decline or increase in interest rates, either of which could result in lower net income, could materially adversely affect the Company’s ability to pay dividends on the Series B and Series D preferred stock which remains subject to OTS approval. In addition, negative fluctuations in interest rates could reduce the interest paid on cash deposits of the Company, which could also materially adversely affect the Company’s ability to pay dividends on the Series B and Series D preferred stock.

The Company is subject to the risk of litigation, and the outcome of proceedings it may become involved in could materially adversely affect the Company’s business and ability to pay dividends on the Series B and Series D preferred stock.

From time to time, the Company may be involved in litigation incidental to its business, including without limitation, a variety of legal proceedings with borrowers. Although the Company intends to vigorously defend against all potential actions, there can be no assurance that the ultimate outcome of any actions will not cause a loss or materially adversely affect the Company’s business or ability to pay dividends on the Series B and Series D preferred stock.

Tax Risks Related to REITs

If the Company fails to qualify as a REIT, it will be subject to federal and state income tax at regular corporate rates.

If the Company fails to qualify as a REIT for any taxable year, it would be subject to federal income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates. As a result, the amount available for distribution to the Company’s stockholders would be reduced for the year or years involved. In addition, unless entitled to relief under statutory provisions, the Company would be disqualified from treatment as a REIT for the four taxable years following the year which qualification was lost. The failure to qualify as a REIT would reduce the Company’s net earnings available for distribution to its stockholders because of the additional tax liability for the year or years involved. The Company’s failure to qualify as a REIT would not by itself give the holders of the Series B and Series D preferred stock the right to have their shares redeemed.

Although the Company currently intends to operate in a manner designed to qualify as a REIT, future economic, market, legal, regulatory, tax or other considerations may cause it to determine that it is in its best interest and in the best interest of holders of its common stock and preferred stock to revoke its REIT election. The tax law prohibits the Company from electing treatment as a REIT for the four taxable years following the year of any such revocation.

If the Company does not distribute 90% of its net taxable income, it may not qualify as a REIT.

In order to qualify as a REIT, the Company generally is required each year to distribute to its stockholders at least 90% of its net taxable income, excluding net capital gains. The Company may retain the remainder of REIT taxable income or all or part of its net capital gain, but will be subject to tax at regular corporate rates on such income. In addition, the Company is subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions considered as paid by the Company with respect to any calendar year are less than the sum of (1) 85% of its ordinary income for the calendar year, (2) 95% of its capital gains net income for the calendar year and (3) 100% of any undistributed income from prior periods. In order to qualify as a REIT, distributions must be declared by the end of the third quarter of the following fiscal year and paid by the end of the fourth quarter. Federal regulatory authorities have restricted the Company’s ability, as a subsidiary of Aurora Bank, to make distributions in 2009 to its stockholders in an amount necessary to retain its REIT qualification. Such a restriction could result in the Company failing to qualify as a REIT. To the extent the Company’s REIT taxable income may exceed the actual cash received for a particular period, the Company may not have sufficient liquidity to make distributions necessary to retain its REIT qualification.

The Company is subject to the payment of an excise tax for fiscal year 2009. Notwithstanding Aurora Bank’s request for non-objection determination to the OTS for the resumption of normal dividend payments to its Series B and Series D preferred shareholders in accordance with its available net taxable income which must be distributed to maintain REIT status of the Company, the OTS did not grant a non-objection determination as of December 31, 2009. Accordingly, the Company is subject to the payment of a 4% nondeductible excise tax as set forth above. Based upon the payment of dividends for the first quarter of 2009, and the non-payment of dividends for the second, third and fourth quarters of 2009, the Company is required to pay approximately $60,000 in non-deductable excise tax for the fiscal year 2009.

The Company may redeem the Series B and Series D preferred stock at any time upon the occurrence of a tax event.

At any time following the occurrence of certain changes in the tax laws or regulations concerning REITs, the Company will have the right to redeem the Series B and Series D preferred stock in whole, subject to the prior written approval of the OTS. The Company would have the right to redeem the Series B and Series D preferred stock if it received an opinion of counsel to the effect that, as a result of changes to the tax laws or regulations:

•	dividends paid by the Company with respect to its capital stock are not fully deductible by it for income tax purposes; or

•	the Company is otherwise unable to qualify as a REIT.

The occurrence of such changes in the tax laws or regulations will not, however, give the holders of the Series B and Series D preferred stock any right to have their shares redeemed.

The Company has imposed ownership limitations to protect its ability to qualify as a REIT, however, if ownership of the common stock of Aurora Bank becomes concentrated in a small number of individuals the Company may fail to qualify as a REIT.

To maintain the Company’s status as a REIT, not more than 50% in value of the Company’s outstanding shares may be owned, directly or indirectly, by five or fewer individuals, as defined in the Internal Revenue Code to include certain entities, during the last half of each taxable year. The Company currently satisfies this requirement because all of the Company’s common stock is held by Aurora Bank, which is a wholly-owned indirect subsidiary of LBHI. Therefore, for purposes of maintaining the Company’s status as a REIT, the Company’s stock is treated as held by LBHI’s stockholders. However, it is possible that the ownership of LBHI might become sufficiently concentrated in the future such that five or fewer individuals would be treated as having constructive ownership of more than 50% of the value of the Company’s stock. The Company may have difficulty monitoring the daily ownership and constructive ownership of its outstanding shares and, therefore, the Company cannot provide assurance that it will continue to meet the share ownership requirement. This risk may be exacerbated by the bankruptcy of LBHI if, as a result of the bankruptcy proceedings of LBHI, five or fewer individuals indirectly acquire constructive ownership of more than 50% of the value of the Company’s stock. In addition, while the fact that the Series B and Series D preferred stock may be redeemed or exchanged will not affect the Company’s REIT status prior to any such redemption or exchange, the redemption or exchange of all or a part of the Series B and Series D preferred stock could adversely affect the Company’s ability to satisfy the share ownership requirements in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company conducts all of its business out of offices maintained by Aurora Bank. The mailing address is 1271 Avenue of the Americas, 46th Floor, New York, NY 10020. The Company does not reimburse Aurora Bank for the use of such space.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company may be involved in routine litigation incidental to its business, including a variety of legal proceedings with borrowers, which would contribute to the Company’s expenses, including the costs of carrying non-performing assets.

ITEM 4.	(REMOVED AND RESERVED).

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock

In connection with its formation on March 20, 1998, the Company issued 100 shares of its common stock to Capital Crossing Bank. These shares of common stock were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. There is no established public trading market for the common stock. As of March 31, 2010, there were 100 issued and outstanding shares of common stock, all of which were held by Aurora Bank.

On February 14, 2007, Capital Crossing Bank was acquired by Aurora Bank through a two step merger transaction. An interim thrift subsidiary of Aurora Bank was merged into Capital Crossing Bank. Immediately following such merger, Capital Crossing Bank was merged into Aurora Bank. Under the terms of the agreement, Lehman Brothers paid $30.00 per share in cash in exchange for each outstanding share of Capital Crossing Bank. Effective as of April 27, 2009, Lehman Brothers Bank, FSB, the owner of all of the Company’s common stock, formally changed its name to Aurora Bank FSB.

During 2009, no dividends or returns of capital were paid to the common shareholder. During 2008 and 2007, dividends of $2.8 million, and $4.2 million, respectively, were paid to the common stockholder. In addition, during 2008 and 2007, returns of capital totaling $20.2 million and $24.8 million, respectively, were paid to the common stockholder.

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

On May 11, 2004, the Company closed its public offering of 1,500,000 shares of its 8.50% Non-cumulative exchangeable preferred stock, Series D. The net proceeds to the Company from the sale of Series D preferred stock was $35.3 million. The Series D preferred stock became redeemable at the option of the Company effective July 15, 2009, with the prior approval of the OTS.

All shares of the Company’s 9.75% Non-cumulative exchangeable preferred stock, Series A, and 10.25% Non-cumulative exchangeable preferred stock, Series C, were redeemed on March 23, 2007. The Series B preferred stock and Series D preferred stock remain outstanding and subject to their existing terms and conditions, including the call feature with respect to the Series D preferred stock.

At December 31, 2008, under the regulatory capital guidelines applicable to banks developed and monitored by the federal bank regulatory agencies, Aurora Bank was deemed to be “significantly undercapitalized.” During 2009, LBHI contributed additional capital to Aurora Bank, which improved Aurora Bank’s capital position. At December 31, 2009, Aurora Bank’s total risk-based capital ratio was mathematically in the “well capitalized” category, however, due to the continuation of the provisions of the Order and the PCA Directive, Aurora Bank was deemed to be “adequately capitalized”. The Order and the PCA Directive were still effective as of the issuance of this annual report. As such, the OTS may direct in writing at any time the automatic exchange of the Series B and Series D preferred stock for preferred shares of Aurora Bank.

Dividend Policy

Until the second quarter of 2009, the Company historically has paid an aggregate amount of dividends with respect to its outstanding shares of capital stock equal to substantially all of its REIT taxable income. The Company, subject to directives of the OTS, intends to pay dividends on its preferred stock and common stock in amounts necessary to continue to preserve its status as a REIT under the Internal Revenue Code. In order to remain qualified as a REIT, the Company must distribute annually at least 90% of its REIT taxable income, excluding capital gains, to stockholders. Because in general it will be in the Company’s interest, and in the interests of its stockholders, to remain qualified as a REIT, this tax requirement creates a significant incentive to declare and pay dividends when the Company has sufficient resources and ability to do so. Aurora Bank, as holder of all of the Company’s common stock, controls the election of all of its directors and also has a significant interest in having full dividends paid on its preferred shares. The Company anticipates that none of the dividends on outstanding preferred shares will constitute non-taxable returns of capital.

Dividends will be declared at the discretion of the Board of Directors after considering the Company’s distributable funds, financial requirements, tax considerations, regulatory, and other factors. The Company’s distributable funds will consist primarily of interest and principal payments on the mortgage assets, interest on deposits, and the Company anticipates that a significant portion of such assets will earn interest at adjustable rates. Accordingly, if there is a decline in interest rates, the Company will experience a decrease in income available to be distributed to its stockholders. In a period of declining interest rates, the Company also may find it difficult to purchase additional mortgage assets bearing rates sufficient for it to be able to pay dividends on the Series B and Series D preferred stock.

The Order and the PCA Directive both require Aurora Bank to ensure that each of its subsidiaries, including the Company, complies with the Order and the PCA Directive, including the operating restrictions contained in both the Order and the PCA Directive. These operating restrictions, among other things, restrict transactions with affiliates, capital distributions to shareholders (including redemptions), transfers or exchanges of assets, contracts outside the ordinary course of business and changes in senior executive officers, board members or their employment arrangements without prior written notice to the OTS.

The OTS has informed Aurora Bank that prior approval of the OTS is required for payment by the Company of dividends on the Series B and Series D preferred stock. Aurora Bank has made a formal request for a non-objection determination to the OTS to permit the resumption of normal dividend payments. As of the date of filing of this report, the OTS had not provided the non-objection. There can be no assurance, that future dividends on the Series B and Series D preferred stock will receive approval from the OTS. Furthermore, any future dividends on the Series B and Series D preferred stock will be payable only when, as and if declared by the Board of Directors.

As a result of the PCA and the Order, the OTS may direct in writing at any time the automatic exchange of the Series D preferred stock for preferred shares of Aurora Bank. If the OTS directs the automatic exchange of the Series D preferred stock for Aurora Bank preferred shares at this time, holders of the Series D preferred stock would become holders of Aurora Bank preferred stock at a time when Aurora Bank is subject to the Order and PCA Directive. Thus, Aurora Bank would likely be prohibited from paying dividends on its preferred shares, including its preferred shares issued in exchange for the Company’s Series D preferred stock. Further, Aurora Bank’s ability to pay dividends on its preferred shares following the automatic exchange also would be subject to various restrictions under OTS regulations and would be payable only when, as and if declared by Aurora Bank’s board of directors. Any such dividends would be paid out of Aurora Bank’s capital surplus.

ITEM 6.	SELECTED FINANCIAL DATA

	As of and For the Year Ended December 31,
	2009	2008		2007		2006		2005
	(Dollars in Thousands)

Financial condition data:
Total assets	$82,039	$96,067		$116,358		$173,903		$203,326
Loans held for sale, at fair value	22,531	—		—		—		—
Loans held for sale, at lower of accreted cost or market value	7,292	—		—		—		—
Loans held for investment, net	—	53,025		66,686		90,957		116,116
Allowance for loan losses	—	(915)		(1,180)		(1,519)		(1,981)
Deferred loan fees	—	(27)		(32)		(47)		(55)

Loans, net	$29,823	$52,083		$65,474		$89,391		$114,080

Cash and cash equivalents	$51,823	$43,757		$50,581		$83,900		$88,406
Stockholders’ equity	81,695	95,136		115,369		172,687		202,096
Non-performing loans, net	318	1,596		—		416		333
Operations data:
Total Interest income	$3,564	$6,175		$8,133		$10,920		$12,374
Reduction in allowance for loan losses	915	265		339		406		516
Loss on loans held for sale	(16,263)	—		—		—		—
Other income	—	—		76		1,120		80
Operating expenses	(1,040)	(410)		(299)		(326)		(511)

Net loss	(12,824)	6,030		8,249		12,120		12,459
Preferred stock dividends declared	(816)	(3,262)		(4,006)		(6,529)		(6,529)

Net loss available to common shareholder	$(13,640)	$2,768		$4,243		$5,591		$5,930

Ratio of earnings to fixed charges and preferred stock dividends	N/A	1.85	X	2.06	X	1.86	X	1.91	X
Selected other information:
Non-performing assets, net, as a percent of total assets(1)	0.39%	1.66%		0.00%		0.24%		0.16%
Non-performing loans, net, as a percentage of loans, net of discount and deferred loan income(1)	1.07	3.01		0.00		0.46		0.29
Allowance for loan losses as a percent of total loans, net of discount and deferred loan fees(2)	—	1.73		1.77		1.67		1.71
Allowance for loan losses as a percent of non-performing loans, net(2)	—	57.33		0.00		365.14		594.89

(1)	The calculated percentage was impacted by the change in the composition of the Company’s portfolio of loans resulting from the exchange with Aurora Bank during 2009.

(2)	Concurrent with the February Asset Exchange Agreement for the exchange of loans with Aurora Bank, during the first quarter of 2009, the Company reclassified all of its loan assets as held for sale and recorded a valuation allowance to reflect these loan assets at the lower of their accreted cost or market value. Additionally, concurrent with the November Asset Exchange, loan assets were acquired that are recorded at their fair value.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could” are intended to identify such forward-looking statements. These statements are not historical facts, but instead represent the Company’s current expectations, plans or forecasts of its future results, growth opportunities, business outlook, loan growth, credit losses, liquidity position and other similar matters, including, but not limited to, the ability to pay dividends with respect to the Series B and Series D preferred stock, future bank regulatory actions that may impact the Company and the effect of the bankruptcy of LBHI on the Company. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond the Company’s control. Actual outcomes and results may differ materially from those expressed in, or implied by, the Company’s forward-looking statements. You should not place undue reliance on any forward-looking statement and should consider all uncertainties and risks, including, among other things, the risks set forth under Item 1A “Risk Factors,” as well as those discussed in any of the Company’s other subsequent Securities and Exchange Commission filings. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

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

Executive Level Overview

Aurora Bank, an indirect wholly-owned subsidiary of Lehman Brothers Holdings Inc. (“LBHI” and together with its subsidiaries, “Lehman Brothers”), owns all of the Company’s common stock. Capital Crossing Bank was the sole common stockholder of the Company until February 14, 2007. The Series B preferred stock and Series D preferred stock remain outstanding and remain subject to their existing terms and conditions, including the call feature with respect to the Series D preferred stock.

All of the mortgage assets in the Company’s loan portfolio at December 31, 2009 were acquired from Capital Crossing Bank or Aurora Bank and it is anticipated that substantially all additional mortgage assets, if any are acquired in the future, will be acquired from Aurora Bank. As of December 31, 2009, the Company held loans acquired from Capital Crossing Bank and Aurora Bank with a carrying value of $29.8 million and an unpaid principal balance of $44.9 million.

Residential loans constituted approximately 79% of the total loans in the Company’s loan portfolio at December 31, 2009. Commercial mortgage loans constituted approximately 21% of the total loans in the Company’s loan portfolio at December 31, 2009. Commercial mortgage loans are generally subject to greater risks than other types of loans. The Company’s commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, tend to have shorter maturities than other mortgage loans and may not be fully amortizing. As of December 31, 2009, 98.9% of the carrying value of all loans was classified as performing.

Properties underlying the Company’s current mortgage assets are concentrated primarily in California and comprised approximately 45% of the total carrying value of the loan portfolio as of December 31, 2009. Beginning in 2007 and throughout 2008 and 2009, the housing and real estate sectors in California were hit particularly hard by the recession with higher overall foreclosure rates than the national average. If California experiences continued or further adverse economic, political or business conditions, or natural hazards, the Company will likely experience higher rates of loss and delinquency on its mortgage loans than if its loans were more geographically diverse.

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

Net income (loss) available to common shareholder decreased $16.4 million, to a net loss of $13.6 million in 2009 compared to $2.8 million in net income in 2008 and decreased $1.4 million, or 34.8%, in 2008 compared to $4.2 million in net income in 2007. The decrease from 2008 to 2009 is primarily the result of the $16.3 million fair value adjustment established upon reclassifying the loans to held for sale and recording these loans at fair value. Fair value at December 31, 2009 was 30.0% below the net investment balance of these loans and reflects the impact that adverse economic conditions have had on the fair value of these loans. Additionally, total interest income decreased $2.6 million and operating expenses increased $0.6 million offset by an increase in the reduction in the allowance for loan losses of $0.7 million and a reduction in preferred stock dividends of $2.5 million compared to 2008. The decrease from 2007 to 2008 is primarily the result of a decline in interest income partially offset by a decrease in preferred stock dividends due to the redemption of all of the Company’s 9.75% Non-Cumulative Exchangeable Preferred Stock, Series A and 10.25% Non-Cumulative Exchangeable Preferred Stock, Series C preferred shares on March 23, 2007.

Impact of Economic Recession

The U.S. economy was in a recession in 2008 and portions of 2009. Dramatic declines in the housing market over the past two plus years, with falling home prices and increasing foreclosures, unemployment and underemployment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of delinquencies, decreased consumer spending, lack of confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on borrowers, and lack of confidence in the financial markets have negatively impacted the credit quality of our commercial loan portfolio and may impact the credit quality of our residential loan portfolio. The depth and breadth of the downturn as well as the resulting impacts on the credit quality of both our commercial and residential loan portfolios remain unclear. We expect, however, continued market turbulence and economic uncertainty to continue well into 2010. This may result in higher credit losses and provisions for loan losses in future periods.

Bankruptcy of LBHI

On September 15, 2008, LBHI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Aurora Bank is an indirect subsidiary of LBHI. Aurora Bank has not been placed into bankruptcy, reorganization, conservatorship or receivership and the Company has not filed for bankruptcy protection. We expect, however, that the bankruptcy of LBHI may limit the ability of LBHI to contribute capital to Aurora Bank now or in the future. In addition, the timing and amount of any payments received by

Aurora Bank with respect to debts owed to Aurora Bank by LBHI may be limited by the bankruptcy of LBHI, which could in turn negatively impact the assets, capital levels and regulatory capital ratios of Aurora Bank. During 2009, LBHI contributed additional capital to Aurora Bank, which improved Aurora Bank’s capital position. As discussed elsewhere in this report, the Company is dependent in virtually every phase of its operations on the management of Aurora Bank and as a subsidiary of Aurora Bank is subject to regulation by federal banking authorities. The bankruptcy of LBHI and its potential negative effects on Aurora Bank has resulted in increased oversight, and we expect will continue to result in increased oversight, of the Company by the OTS and may result in further restrictions on the Company’s ability to conduct its business.

Asset Exchange

On November 18, 2009, the Company and its parent, Aurora Bank, entered into an Asset Exchange Agreement (the “November Asset Exchange”) pursuant to which Aurora Bank agreed to assign various single family residential mortgage loans (“Residential Loans”) to the Company in exchange for the Company assigning certain commercial and multi-family mortgage loans to Aurora Bank. Pursuant to the November Asset Exchange, the Residential Loans assigned to the Company would be of equal or greater value to the commercial and multi-family loans assigned to Aurora Bank. The November Asset Exchange was subject to non-objection by the OTS, which was granted on August 17, 2009. The November Asset Exchange was consummated on November 18, 2009 (with an effective date of November 1, 2009) which resulted in the Company receiving residential mortgage loans, including jumbo mortgage loans, with a closing value of $199,000 greater than the value of the commercial and multi-family mortgage loans transferred to Aurora Bank. There can be no assurance that the Residential Loans transferred to the Company will maintain their current value, or in the future, continue to exceed the value of the commercial and multi-family mortgage loans transferred to Aurora Bank. The November Asset Exchange altered the asset mix of the Company to consist primarily of residential mortgage assets.

Regulatory Actions Involving Aurora Bank

On January 26, 2009, the OTS entered a Cease and Desist Order against Aurora Bank. The Order, among other things, required Aurora Bank to file various privileged prospective operating plans with the OTS to manage the liquidity and operations of Aurora Bank going forward. The Order requires Aurora Bank to ensure that each of its subsidiaries, including the Company, complies with the Order, including the operating restrictions contained in the Order. These operating restrictions, among other things, restrict transactions with affiliates, contracts outside the ordinary course of business and changes in senior executive officers, board members or their employment arrangements without prior written notice to the OTS. In addition, on February 4, 2009 the OTS issued a prompt corrective action directive to Aurora Bank. The PCA Directive requires Aurora Bank to, among other things, raise its capital ratios such that it will be deemed to be “adequately capitalized” and places additional constraints on Aurora Bank and its subsidiaries, including the Company. The Order and the PCA Directive were still effective as of the issuance of this annual report. More detailed information can be found in the Order and the PCA Directive themselves, copies of which are available on the OTS’ website (www.ots.treas.gov).

The OTS has informed Aurora Bank that prior approval of the OTS is required under the Order or the PCA Directive for payment by the Company of dividends on the Series B and Series D preferred stock. There can be no assurance that such approvals will be received from the OTS or when or if the OTS releases Aurora Bank from the Order and the PCA. Furthermore, any future dividends on the Series B and Series D preferred stock will be payable only when, as and if declared by the Board of Directors. The capitalization of Aurora Bank has resulted in increased oversight, and we expect will continue to result in increased oversight, of the Company by the OTS and may result in further restrictions on the Company’s ability to conduct its business.

At December 31, 2009, the Company had total assets of $82.0 million, including cash and cash equivalents of $51.8 million, and total liabilities of less than $0.4 million. However, as a result of the bankruptcy of LBHI and the issuance of the Order and the PCA Directive by the OTS, there is uncertainty regarding the Company’s ability to continue as a going concern. The 2009 financial statements do not include any adjustments that might result from the outcome of any regulatory action by the OTS or the bankruptcy of LBHI, which could affect our ability to continue as a going concern.

Application of Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses in the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 2 to our financial statements included elsewhere in this report. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date on the front cover of this report.

Loans Held for Sale.  As of December 31, 2008, the Company classified all of its loan assets as held for investment and reported at their accreted cost.

On February 5, 2009, the Company and Aurora Bank entered into an Asset Exchange Agreement (the “February Asset Exchange”) pursuant to which the Company agreed to transfer the entire loan portfolio secured primarily by commercial real estate and multi-family residential real estate to Aurora Bank in exchange for loans secured primarily by residential real estate. As a result, during the first quarter of 2009 the Company reclassified all of its loan assets as held for sale and recorded a fair value adjustment. The February Asset Exchange was terminated prior to its consummation. As the Company explored potential alternative transactions, these loan assets continued to be classified as held for sale and were reported at the lower of their accreted cost or market value.

Fair value of the Company’s loan portfolio was estimated based upon an analysis prepared by management and a third party valuation specialist. The valuation specialist uses various proprietary cash flow models to price the portfolio. The valuation was primarily based on discussion with industry professionals who have historically bought and sold similar assets to determine recent trades price to estimate the amount at which a third party might purchase the loans and their yield requirements. Specific inputs to the valuation specialist’s model included, but were not limited to, property location, loan type (the adjustable rate, adjustable rate reset period and interest only period), loan age, payment and delinquency history, original loan to value ratio (“LTV”), and the original debt to income ratio of the borrowers. Significant assumptions used within the valuation specialist’s model included, but were not limited to, estimated rates of loan delinquency, potential for recovery versus foreclosure, projected debt to income ratio of the borrowers, estimated current LTV as well as the projected LTV at default, rate reset risk and the corresponding payment shock. The valuation of the loan portfolio involves some level of management estimation and judgment, the degree of which is dependent on the terms of the loans and the availability of market prices and inputs.

The February Asset Exchange was subject to certain conditions to closing as well as the receipt of a non-objection letter from the OTS. On July 20, 2009, the Company and Aurora Bank mutually agreed to terminate the February Asset Exchange. The February Asset Exchange was terminated following receipt of a letter from the OTS failing to grant Aurora Bank’s requests for non-objection with respect to the February Asset Exchange. The November Asset Exchange resulted in the Company receiving 74 residential mortgage loans, including jumbo mortgage loans, recorded at their fair value at the option of the Company, for 93 commercial and multi-family loans transferred to Aurora Bank.

The loans held for sale acquired in the November Asset Exchange are presented at fair value. Fair value is defined as the price at which an asset or liability could be exchanged in a current transaction between knowledgeable, willing parties. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.

The amount by which the carrying value of the Company’s loan assets changes as a result of an updated valuation is recorded as an unrealized gain or loss and is included in the determination of net income in the period in which the change occurs.

Discounts on Acquired Loans.  Prior to February 5, 2009 and reclassifying the loans as held for sale, the Company reviewed acquired loans for differences between contractual cash flows and cash flows expected to be collected from the Company’s initial investment in the acquired loans to determine if those differences were attributable, at least in part, to credit quality. If those differences were attributable to credit quality, the loan’s contractually required payments receivable in excess of the amount of its cash flows expected at acquisition, or nonaccretable discount, was not accreted into income. Prior to February 5, 2009, the Company recognized the excess of all cash flows expected at acquisition over the Company’s initial investment in the loan as interest income using the interest method over the term of the loan.

There was judgment involved in estimating the amount of the Company’s future cash flows on acquired loans. The amount and timing of actual cash flows could differ materially from management’s estimates, which could materially affect the Company’s financial condition and results of operations. Depending on the timing of an acquisition of loans, a preliminary allocation may have been utilized until a final allocation was established. Generally, the allocation was finalized no later than ninety days from the date of purchase.

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

Allowance for Loan Losses.  Prior to February 5, 2009, the Company’s loan assets were considered held for investment and recorded at accreted cost, which accounts for the amortization of any purchase discount and deferred fees, less an allowance for loan losses. Since the loan portfolio is now classified as held for sale, the Company no longer maintains an allowance for loan losses. In prior periods, arriving at an appropriate level of allowance for loan losses required a high degree of judgment. The allowance for loan losses was increased or decreased through a provision for loan losses.

In determining the adequacy of the allowance for loan losses, management made significant judgments. Aurora Bank initially reviewed the Company’s loan portfolio to identify loans for which specific allocations were considered prudent. Specific allocations included the results of measuring impaired loans. Next, management considered the level of loan allowances deemed appropriate for loans determined not to be impaired. The allowance for these loans was determined by a formula whereby the portfolio was stratified by type and internal risk rating categories. Loss factors were then applied to each strata based on various considerations including collateral type, loss experience, delinquency trends, current economic conditions and industry standards. The allowance for loan losses was management’s estimate of the probable loan losses incurred as of the balance sheet date.

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

Results of Operations for the Years Ended December 31, 2009, 2008 and 2007

Interest income

The yields on the Company’s interest-earning assets are summarized as follows:

	Years Ended December 31,
	2009			2008			2007
	Average			Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield
	(Dollars in Thousands)

Loans, net(1)	$46,167	$3,057	6.62%	$58,937	$5,152	8.74%	$79,766	$7,265	9.11%
Interest-bearing deposits	47,455	507	1.07	58,438	1,023	1.75	70,464	868	1.23

Total interest-earning assets	$93,622	$3,564	3.81%	$117,375	$6,175	5.26%	$150,230	$8,133	5.41%

(1)	For purposes of providing a meaningful yield comparison, the forgoing table reflects the average accreted cost of the loans, net of discounts, or alternatively, the unpaid principal balance for loans acquired in the November Asset Exchange, and not the fair value of the loan portfolio. Non-performing loans are excluded from average balance calculations.

The decline in interest income from 2008 to 2009 is a result of a decrease in the average balance of loans and a decrease in the yield on loans. The average balance of the loans for 2009 (as defined above) totaled $46.2 million compared to $58.9 million for 2008. This decrease is primarily attributable to loan payments and the November Asset Exchange. For the year ended December 31, 2009, the yield on the loan portfolio decreased to 6.62% compared to 8.74% for 2008. For the year ended December 31, 2009, interest and fee income recognized on loan payoffs decreased $536,000, or 61%, to $344,000 from $880,000 for 2008. The level of interest and fee income recognized on loan payoffs varies for numerous reasons, as further discussed below. The yield from regularly scheduled interest and accretion income decreased to 5.87% for the year ended December 31, 2009 from 7.25% for the same period in 2008 primarily due to a $739,000 reduction in interest income resulting from the discontinuance of the amortization of purchase discount and fees on loans as a result of the loans being reclassified to held for sale during the first quarter of 2009, a reduction in average balances and decreases in market interest rates.

The average balance of interest-bearing deposits decreased $10.8 million or 18.6% to $47.6 million for the year ended December 31, 2009, compared to $58.4 million for 2008. The changes in the average balances of interest-bearing deposits are the result of periodic dividend payments and returns of capital partially offset by cash flows from loan repayments. In July 2009, the rate earned on interest-bearing deposits decreased from 1.75% to 0.30%, resulting in a decrease in interest income and yield for the year ended December 31, 2009.

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

The decline in interest income from 2007 to 2008 is a result of a decrease in the average balance of loans and a decrease in the yield of loans. Average loans, net for 2008 totaled $58.9 million compared to $79.8 million for 2007. This decrease is primarily attributable to loan payments, sales and amortization of loans. For 2008, the yield on the loan portfolio decreased to 8.74% compared to 9.11% for 2007. During 2008, the yield related to interest and fee income recognized on loan payoffs increased to 1.49% compared to 1.11% for 2007. The level of interest and fee income recognized on loan payoffs varies for numerous reasons, as further discussed below. The yield from regularly scheduled interest and accretion income decreased to 7.25% for 2008 from 8.00% for 2007 primarily as a result of decreases in market interest rates. The interest rate on interest-bearing deposits increased to 1.75% for 2008 compared to 1.23% for 2007 as a result of an increased rate paid by Aurora Bank compared to the rate paid by Capital Crossing Bank. Interest income from interest bearing deposits increased despite the decrease in the average balance of interest-bearing deposits as a result of the higher interest rate paid by Aurora Bank for all of 2008 as compared to 2007 when the lower Capital Crossing Bank interest rate was paid on interest-bearing deposits for part of the year.

	Years Ended December 31,
	2009		2008		2007
	Interest		Interest		Interest
	Income	Yield	Income	Yield	Income	Yield
	(Dollars in Thousands)

Regularly scheduled interest and accretion income	$2,713	5.87%	$4,272	7.25%	$6,381	8.00%
Interest and fee income recognized on loan pay-offs:
Nonaccretable discount	—	0.00	—	0.00	58	0.07
Accretable discount	309	0.67	818	1.39	690	0.87
Other interest and fee income	35	0.08	62	0.10	136	0.17

	344	0.75	880	1.49	884	1.11

	$3,057	6.62%	$5,152	8.74%	$7,265	9.11%

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

Reductions in allowance for loan losses

The Company recorded reductions in the allowance for loan losses of $915,000, $265,000, and $339,000 for the years ended December 31, 2009, 2008 and 2007, respectively, to reflect the reclassification of loans held for sale in 2009 and, in prior years, to reverse unused loss reserves related to loans that have been paid off. The reduction in the allowance for loan losses is based on the volume and types of loan payoffs. As loans pay off, a reduction in the allowance for loan losses is recorded to reduce allowance allocations related to the loans that have paid-off for which a related allowance remains unused. The allowance for loan losses is based on the size of the portfolio and its historical performance. The determination of this allowance required management’s use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety.

Other income

Other than the November Asset Exchange, there were no loan sales during 2009 or 2008. During 2007, there was one loan sale to an unaffiliated third party comprised of two loans with carrying values of $333,000, resulting in a total gain of $46,000.

On May 18, 2007, Aurora Bank paid off all outstanding Federal Home Loan Bank of Boston (“FHLBB”) advances. Prior to that, the Company had guaranteed all of the obligations of Aurora Bank under the advances Aurora Bank had received from FHLBB. These FHLBB obligations were assumed by Aurora Bank pursuant to the merger of Capital Crossing Bank into Aurora Bank. As a result of the repayment, the guarantee was released. The Company received an annual fee of $80,000 under this agreement. Guarantee fee income for the year ended December 31, 2007 was $30,000.

Operating expenses

Loan servicing and advisory expenses increased $53,000, or 23.1%, to $282,000 in 2009 from $229,000 in 2008 and increased by $39,000, or 20.5%, from $190,000 in 2007. The increase in 2009 is primarily due to legal fees incurred in collection efforts on loans serviced. The increase in 2008 is primarily due a reimbursement of $54,000 of loan expenses in 2007, partially offset by a decrease in the average balance of the loan portfolio.

Other general and administrative expenses increased $577,000, or 318.8% to $758,000 in 2009 from $181,000 in 2008 and increased 66.1% from $109,000 in 2007. The increase in 2009 is primarily attributable to an increase in legal fees, excise tax, external audit expenses and printing costs. The increase in 2008 is primarily attributable to increased legal fees and external audit expenses.

Preferred stock dividends

Preferred stock dividends decreased in 2009 because the dividends that would have been payable on July 15 and October 15, 2009 were not declared or paid as a result of notice from the OTS that the prior approval of the OTS was required before payment of dividends on any preferred stock. Aurora Bank has made a formal request to the OTS to approve the payment of future dividends on the preferred stock and responded to requests from the OTS for additional information on the payment of these dividends; however, the OTS has not yet ruled on this request and there can be no assurance that such approval will be received from the OTS or when or if such OTS approval requirement will be removed. If the OTS does not approve this request, the Company will be prohibited from paying future dividends, which could result in the Company failing to qualify as a REIT. Furthermore, even if approval is received from the OTS, any future dividends on the preferred stock will be payable only when, as and if declared by the Board of Directors. The Company, subject to directives of the OTS, intends to pay dividends on its preferred stock and common stock in amounts necessary to continue to preserve its status as a REIT under the Internal Revenue Code.

Financial Condition

Interest-bearing Deposits with Parent

Interest-bearing deposits with parent consist entirely of money market accounts. The balance of interest-bearing deposits increased $8.1 million to $51.6 million at December 31, 2009 compared to $43.5 million at December 31, 2008. The increase in the balance of interest-bearing deposits is the result of cash flows from loan repayments offset by preferred stock dividend payments. In July 2009, the rate earned on interest-bearing deposits decreased from 1.75% to 0.30%, resulting in a decrease in interest income and yield for the year ended December 31, 2009.

Loan Portfolio

The loan portfolio is summarized as follows:

	December 31,
	2009		2008
	Unpaid		Unpaid
	Principal	Percentage	Principal	Percentage
	Balance	of Total	Balance	of Total
	(Dollars in Thousands)

Mortgage loans on real estate:
Commercial real estate	$6,380	21.40%	$31,660	59.71%
Multi-family residential	693	2.32	20,384	38.44
One-to-four family residential	22,750	76.28	981	1.85

Total	$29,823	100.00%	$53,025	100.00%

The Company has historically acquired primarily performing commercial real estate and multi-family residential mortgage loans. On November 18, 2009, the Company and its parent, Aurora Bank, entered into the November Asset Exchange pursuant to which Aurora Bank agreed to assign various single family residential mortgage loans to the Company in exchange for the Company assigning certain commercial and multi-family mortgage loans to Aurora Bank. The November Asset Exchange has altered the asset mix of the Company to consist primarily of residential mortgage assets. During 2007 and 2008, the Company did not acquire any loans from Capital Crossing Bank or Aurora Bank.

The Company intends that each loan acquired from Aurora Bank in the future, if any, will be a whole loan, and will be originated or acquired by Aurora Bank in the ordinary course of its business. The Company also intends that all loans held by it will be serviced pursuant to the MSA with Aurora Bank.

Non-performing loans, net of discount, totaled $318,000 at December 31, 2009 representing seven loans and five borrowers. Non-performing loans, net of discount, totaled $1.6 million at December 31, 2008 representing seven loans and five borrowers. There were no non-performing loans at December 31, 2007. Loans generally are placed on non-performing status and the accrual of interest and accretion of discount are generally discontinued when the collectability of principal and interest is not probable or estimable. Unpaid interest income previously accrued on such loans is reversed against current period interest income. A loan is returned to accrual status when it is brought current in accordance with management’s anticipated cash flows at the time of acquisition and collection of principal and interest is probable and estimable.

Interest Rate Risk

The Company’s income consists primarily of interest income. If there is a decline in market interest rates, the Company may experience a reduction in interest income and a corresponding decrease in funds available to be distributed to its shareholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on loans are based and from prepayments of mortgage loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding mortgage loans. The Company does not intend to use any derivative products to manage its interest rate risk. The majority of the Company’s loan portfolio consists of variable rate loans with contractual interest rates that are affected by changes in market interest rates. In addition, negative fluctuations in interest rates could reduce the amount of interest paid on interest bearing cash deposits of the Company, which could negatively impact the amount of cash available to pay dividends on the Series B and Series D preferred stock. The Company is not able to precisely quantify the potential impact on its operating results or funds available for distribution to stockholders from material changes in interest rates.

Significant Concentration of Credit Risk

The Company had cash and cash equivalents of $51.8 million as of December 31, 2009. These funds were held in interest bearing and non-interest bearing accounts with Aurora Bank. The Federal Deposit

Insurance Corporation (“FDIC”) provides coverage on these accounts which as of December 31, 2009 was limited to $250,000. Cash in excess of FDIC coverage limitations is subject to credit risk.

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

At December 31, 2009, 45% of the carrying value of the Company’s mortgage loans consisted of loans collateralized by properties located in California. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political or business developments or natural hazards in California that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages. The housing and real estate sectors in California have been particularly impacted by the recession with higher overall foreclosure rates than the national average. If California experiences further adverse economic, political or business conditions, or natural hazards, the Company will likely experience higher rates of loss and delinquency on its mortgage loans than if its loans were more geographically diverse.

Liquidity Risk Management

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company’s financial commitments. In managing liquidity risk, the Company takes into account various legal limitations placed on a REIT. The Company’s principal liquidity need is to pay dividends on its preferred shares and common shares.

If and to the extent that any additional assets are acquired in the future, such acquisitions are intended to be funded primarily through repayment of unpaid principal balances of mortgage assets by individual borrowers and cash on hand. The Company does not have and does not anticipate having any material capital expenditures. To the extent that the Board of Directors determines that additional funding is required, the Company may raise such funds through additional equity offerings, debt financing or retention of cash flow (after consideration of provisions of the Internal Revenue Code requiring the distribution by a REIT of at least 90% of its REIT taxable income and taking into account taxes that would be imposed on undistributed income), or a combination of these methods. The Company does not currently intend to incur any indebtedness. The organizational documents of the Company limit the amount of indebtedness which it is permitted to incur without the approval of the Series D preferred stockholders to no more than 100% of the total stockholders’ equity of the Company. Any such debt may include intercompany advances made by Aurora Bank to the Company.

The Company may also issue additional series of preferred stock, subject to OTS approval. However, the Company may not issue additional shares of preferred stock ranking senior to the Series D preferred stock without the consent of holders of at least two-thirds of the Series D preferred stock outstanding at that time. Although the Company’s charter does not prohibit or otherwise restrict Aurora Bank or its affiliates from holding and voting shares of Series D preferred stock, to the Company’s knowledge, the amount of shares of Series D preferred stock held by Aurora Bank or its affiliates is insignificant (less than 1%). Additional shares of preferred stock ranking on a parity with the Series D preferred stock may not be issued without the approval of a majority of the Company’s independent directors.

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

Market risk is the risk of loss from adverse changes in market prices and interest rates. It is the objective of the Company to attempt to manage risks associated with interest rate movements. Currently, approximately 80% of the Company’s loan portfolio is comprised of floating rate loans with contractual interest rates that may fluctuate based on changes in market interest rates. In addition, negative fluctuations in interest rates could reduce the amount of interest paid on interest bearing cash deposits of the Company. The Company’s market risk arises primarily from interest rate risk inherent in holding loans. To that end, Aurora Bank actively monitors the interest rate risk exposure of the Company pursuant to the Advisory Agreement and reports to management of the Company.

Aurora Bank reviews, among other things, the sensitivity of the Company’s assets to interest rate changes, the book and market values of assets, purchase and sale activity, and anticipated loan pay-offs and reports the findings to the Company’s management. Aurora Bank’s senior management also approves and establishes pricing and funding decisions with respect to the Company’s overall asset and liability composition.

The Company’s methods for evaluating interest rate risk include an analysis of its interest-earning assets maturing or repricing within a given time period. Since the Company has no interest-bearing liabilities, a period of rising interest rates would tend to result in an increase in net interest income. A period of falling interest rates would tend to adversely affect net interest income.

The following table sets forth the Company’s interest-rate-sensitive assets categorized by repricing dates and weighted average yields at December 31, 2009. For fixed rate instruments, the repricing date is the maturity date. For adjustable-rate instruments, the repricing date is deemed to be the earliest possible interest rate adjustment date. Assets that are subject to immediate repricing are placed in the overnight column.

	December 31, 2009
			Over One	Over Two	Over Three	Over Four
		Within	to Two	to Three	to Four	to Five	Over Five		Fair
	Overnight	One Year	Years	Years	Years	Years	Years	Total	Value
	(Dollars in Thousands)

Interest-bearing deposits	$51,639	$—	$—	$—	$—	$—	$—	$51,639	$51,639
	.30%
Fixed-rate loans(1)	249	544	1,180	435	539	385	7,104	10,436	6,010
	14.50%	4.46%	6.06%	4.26%	4.99%	4.20%	4.20%
Adjustable-rate loans(1)	385	8,293	24,802	139	31	35		33,685	23,495
	4.46%	4.85%	4.94%	4.79%	7.27%	7.50%

Total rate-sensitive assets	$52,273	$8,837	$25,982	$574	$570	$420	$7,104	$95,760	$81,144

(1)	Loans are presented at unpaid principal balance and exclude non-performing loans.

Based on the Company’s experience, management applies the assumption that, on average, approximately 17.6% of loans will prepay annually.

At December 31, 2009, the fair value of net loans was $29.8 million as compared to the unpaid principal balance of $44.9 million. The fair value of interest-bearing deposits approximates carrying value.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Capital Crossing Preferred Corporation:

We have audited the accompanying balance sheets of Capital Crossing Preferred Corporation (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Crossing Preferred Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Capital Crossing Preferred Corporation will continue as a going concern. As more fully described in Note 3 to the financial statements, on September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman Brothers”), indirect parent company to Aurora Bank FSB (“Aurora Bank”), and ultimate parent company of Capital Crossing Preferred Corporation, filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. As further described in Note 3 to the financial statements, Aurora Bank, the sole owner of the common stock of Capital Crossing Preferred Corporation, is subject to a Cease and Desist Order, dated January 26, 2009, and a Prompt Corrective Action Directive, dated February 4, 2009, issued by the Office of Thrift Supervision (the “OTS”), requiring Aurora Bank, among other matters, to submit a capital restoration plan and a liquidity management plan, and imposing restrictions on certain activities of Aurora Bank and Capital Crossing Preferred Corporation. The bankruptcy of Lehman Brothers and the ability of the OTS to regulate and restrict the business and operations of Capital Crossing Preferred Corporation, in light of the Cease and Desist Order and the Prompt Corrective Action Directive, raise substantial doubt about Capital Crossing Preferred Corporation’s ability to continue as a going concern. The 2009 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Ernst & Young LLP

New York, New York
March 31, 2010

CAPITAL CROSSING PREFERRED CORPORATION

BALANCE SHEETS

	December 31,
	2009	2008
	(Dollars In Thousands, except share data)

ASSETS
Cash account with parent	$184	$208
Interest bearing deposits with parent	51,639	43,549

Total cash and cash equivalents	51,823	43,757

Loans held for sale, at fair value	22,531	—
Loans held for sale, at lower of accreted cost or market value	7,292	—
Loans, held for investment, net of deferred loan income of $27	—	52,998
Allowance for loan losses	—	(915)

Loans, net	29,823	52,083

Accrued interest receivable	393	224
Other assets	—	3

	$82,039	$96,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses and other liabilities	$344	$931

Total liabilities	344	931

Stockholders’ equity:
Preferred stock, Series B, 8% cumulative, non-convertible; $.01 par value; $1,000 liquidation value per share plus accrued dividends; 1,000 shares authorized, 937 shares issued and outstanding	—	—
Preferred stock, Series D, 8.50% non-cumulative, exchangeable; $.01 par value; $25 liquidation value per share; 1,725,000 shares authorized, 1,500,000 issued and outstanding	15	15
Common stock, $.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	95,320	95,121
Retained deficit	(13,640)	—

Total stockholders’ equity	81,695	95,136

	$82,039	$96,067

See accompanying notes to financial statements.

CAPITAL CROSSING PREFERRED CORPORATION

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(Dollars In Thousands)

Interest income:
Interest and fees on loans	$3,057	$5,152	$7,265
Interest on interest-bearing deposits	507	1,023	868

Total interest income	3,564	6,175	8,133
Reduction in allowance for loan losses	915	265	339

Net interest income	4,479	6,440	8,472
Noninterest income (loss):
Loss on loans held for sale	(16,263)	—	—
Gains on sales of loans	—	—	46
Guarantee fee income	—	—	30

Total noninterest income (loss)	(16,263)	—	76

Operating expenses:
Loan servicing and advisory services	282	229	190
Other general and administrative	758	181	109

Total operating expenses	1,040	410	299

Net (loss) income	(12,824)	6,030	8,249
Preferred stock dividends	816	3,262	4,006

Net (loss) income available to common stockholder	$(13,640)	$2,768	$4,243

See accompanying notes to financial statements.

CAPITAL CROSSING PREFERRED CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2009, 2008 and 2007
(Dollars In Thousands, except per share data)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional	Retained	Total
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
	(Dollars in Thousands)

Balance at December 31, 2006	1,416	$14	1	—	1,840	$18	1,500	$15	—	—	$172,640	$—	$172,687
Net income	—	—	—	—	—	—	—	—	—	—	—	8,249	8,249
Redemption of preferred stock, Series A and C	(1,416)	(14)	—		(1,840)	(18)	—	—	—	—	(32,529)	—	(32,561)
Dividends on preferred stock, Series A	—	—	—	—	—	—	—	—	—	—	—	(314)	(314)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	—	—	(75)	(75)
Dividends on preferred stock, Series C	—	—	—	—	—	—	—	—	—	—	—	(430)	(430)
Dividends on preferred stock, Series D	—	—	—	—	—	—	—	—	—	—	—	(3,187)	(3,187)
Return of capital to common stockholder	—	—	—	—	—	—	—	—	—	—	(24,757)	—	(24,757)
Common stock dividend	—	—	—	—	—	—	—	—	—	—	—	(4,243)	(4,243)

Balance at December 31, 2007	—	—	1	—	—	—	1,500	15	—	—	115,354	—	115,369
Net income	—	—	—	—	—	—	—	—	—	—	—	6,030	6,030
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	—	—	(75)	(75)
Dividends on preferred stock, Series D	—	—	—	—	—	—	—	—	—	—	—	(3,187)	(3,187)
Return of capital to common stockholder	—	—	—	—	—	—	—	—	—	—	(20,233)	—	(20,233)
Common stock dividend	—	—	—	—	—	—	—	—	—	—	—	(2,768)	(2,768)

Balance at December 31, 2008	—	—	1	—	—	—	1,500	15	—	—	95,121	—	95,136

Net loss	—	—	—	—	—	—	—	—	—	—	—	(12,824)	(12,824)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—	—	—	(19)	(19)
Dividends on preferred stock, Series D	—	—	—	—	—	—	—	—	—	—	—	(797)	(797)
Parent contribution	—	—	—	—	—	—	—	—	—	—	199	—	199

Balance at December 31, 2009	—	$—	1	$—	—	$—	1,500	$15	—	$—	$95,320	$(13,640)	$81,695

See accompanying notes to financial statements.

CAPITAL CROSSING PREFERRED CORPORATION

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(Dollars In Thousands)

Cash flows from operating activities:
Net (loss) income	$(12,824)	$6,030	$8,249
Adjustments to reconcile net (loss) income to net cash from operating activities:
Reduction in allowance for loan losses	(915)	(265)	(339)
Loss on loans held for sale	16,263	—	—
Gain on sale of loans	—	—	(46)
Other, net	(52)	18	(118)

Net cash from operating activities	2,472	5,783	7,746

Cash flows from investing activities:
Net decrease in certificates of deposit	—	—	200
Loan repayments	7,225	13,656	23,923
Proceeds from loan sales	—	—	379

Net cash provided by investing activities	7,225	13,656	24,502

Cash flows from financing activities:
Redemption of preferred stock, Series A and C	—	—	(32,561)
Payment of preferred stock dividends	(1,631)	(3,262)	(4,006)
Payment of common stock dividend	—	(2,768)	(4,243)
Return of capital to common stockholder	—	(20,233)	(24,757)

Net cash used in financing activities	(1,631)	(26,263)	(65,567)

Net change in cash and cash equivalents	8,066	(6,824)	(33,319)
Cash and cash equivalents at beginning of year	43,757	50,581	83,900

Cash and cash equivalents at end of year	$51,823	$43,757	$50,581

Supplemental disclosure for non-cash activity:
Capital contribution from Aurora Bank	$199	$—	$—

See accompanying notes to financial statements.

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

1.	ORGANIZATION

Capital Crossing Preferred Corporation (the “Company”) is a Massachusetts corporation organized on March 20, 1998, to acquire and hold real estate assets. The Company’s principal business objective is to hold mortgage assets that will generate net income for distribution to stockholders. The Company may acquire additional mortgage assets in the future, although management currently has no intention of acquiring additional assets. Aurora Bank, FSB (“Aurora Bank”), an indirect wholly owned subsidiary of Lehman Brothers Holdings Inc. (“LBHI”; LBHI with its subsidiaries, “Lehman Brothers”), owns all of the Company’s common stock. Prior to the merger with Aurora Bank, which is further discussed below, the Company was a subsidiary of Capital Crossing Bank (“Capital Crossing”), a federally insured Massachusetts trust company, and Capital Crossing owned all of the Company’s common stock. The Company operates in a manner intended to allow it to be taxed as a real estate investment trust, or a “REIT,” under the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be required to pay federal or state income tax if it distributes its earnings to its shareholders and continues to meet a number of other requirements.

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

On February 14, 2007, Capital Crossing was acquired by Aurora Bank through a two-step merger transaction. An interim thrift subsidiary of Aurora Bank was merged into Capital Crossing. Immediately following such merger, Capital Crossing was merged into Aurora Bank. Under the terms of the agreement, Lehman Brothers paid $30.00 per share in cash in exchange for each outstanding share of Capital Crossing.

All shares of the Company’s 9.75% Non-Cumulative Exchangeable Preferred Stock, Series A and 10.25% Non-Cumulative Exchangeable Preferred Stock, Series C were redeemed on March 23, 2007. The Series B preferred stock and Series D preferred stock remain outstanding and remain subject to their existing terms and conditions, including the call feature with respect to the Series D preferred stock.

Business

The Company’s principal business objective is to hold mortgage assets that will generate net income for distribution to stockholders. The Company may acquire additional mortgage assets in the future, although management currently has no intention of acquiring additional assets. All of the mortgage assets in the Company’s loan portfolio at December 31, 2009 were acquired from Capital Crossing Bank or Aurora Bank and it is anticipated that substantially all additional mortgage assets, if any are acquired in the future, will be acquired from Aurora Bank. Aurora Bank administers the day-to-day activities of the Company in its roles as servicer under the Master Service Agreement (“MSA”) entered into between Aurora Bank and the Company and as advisor under the Advisory Agreement (“AA”) entered into between Aurora Bank and the Company. Through December 31, 2009, the Company paid Aurora Bank an annual servicing fee equal to 0.20%, payable monthly, and an annual advisory fee equal to 0.05%, also payable monthly, of the gross average unpaid principal balances of loans in the loan portfolio it services for the immediately preceding month. Both the AA and the MSA were amended on March 29, 2010 with effect as of January 1, 2010. The amended AA and the

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

1.	ORGANIZATION (Continued)

amended MSA change the fees paid by the Company to reflect the increased costs associated with such services. See further discussion at Note 9, Subsequent Events. It is the intention of the Company that any agreements and transactions between the Company and Aurora Bank are fair to all parties and consistent with market terms.

Recent Developments

Asset Exchange.  On November 18, 2009, the Company and its parent, Aurora Bank, entered into an Asset Exchange Agreement (the “November Asset Exchange”) pursuant to which Aurora Bank agreed to assign various one-to-four family residential mortgage loans (“Residential Loans”) to the Company in exchange for the Company assigning certain commercial and multi-family mortgage loans to Aurora Bank. Pursuant to the November Asset Exchange, the Residential Loans assigned to the Company were to be of equal or greater value to the commercial and multi-family loans assigned to Aurora Bank. The November Asset Exchange was subject to the receipt of a non-objection from the OTS, which was granted on August 17, 2009. The November Asset Exchange was consummated on November 18, 2009 (with an effective date as of November 1, 2009) which resulted in the Company receiving residential mortgage loans, including jumbo mortgage loans, with a closing value of $199,000 greater than the value of the commercial and multi-family loans transferred to Aurora Bank.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) which require management to make estimates and assumptions that affect the amounts reported on the financial statements and accompanying notes. The following is a description of the more significant accounting policies which we follow in preparing and presenting our financial statements.

Certain prior period amounts reflect reclassifications to conform with the current period’s presentation.

Use of estimates

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the fair value of loans held for sale. The fair value of the loan portfolio was estimated based upon an internal analysis by management and a third party valuation specialist which considered, among other things, information, to the extent available, about then current sale prices, bids, credit quality, liquidity and other available information for loans with similar characteristics as the Company’s loan portfolio. For a more detailed discussion of the basis for the estimates of the fair value of the Company’s loan portfolio, please see Note 7, Fair Value of Financial Instruments, below. Prior to February 5, 2009, material estimates also included the determination of the allowance for losses on loans, the allocation of purchase discount on loans between accretable and nonaccretable portions, and the rate at which the discount is accreted into interest income.

Cash and Cash Equivalents

Cash and cash equivalents include cash and interest bearing deposits held at Aurora Bank with original maturities of ninety days or less. The majority of the cash is held in a money market account that bears

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

interest at rates determined by Aurora Bank which generally follow federal funds rates. The money market account has a limitation on the number of monthly withdrawals, but there is no limit on the amount of the withdrawals either individually or in the aggregate.

Loans Held for Sale

On February 5, 2009, the Company and Aurora Bank entered into an Asset Exchange Agreement (the “February Asset Exchange”) pursuant to which the Company agreed to transfer the entire loan portfolio secured primarily by commercial real estate and multi-family residential real estate to Aurora Bank in exchange for loans secured primarily by residential real estate. As a result, during the first quarter of 2009 the Company reclassified all of its loan assets as held for sale, recorded a fair value adjustment and reported these loans at the lower of the their accreted cost or market value. The February Asset Exchange was terminated prior to its consummation.

Effective November 1, 2009, the Company and Aurora Bank entered into and consummated the November Asset Exchange pursuant to which the Company again agreed to an exchange of loans with Aurora Bank, though with a lesser quantity of loans than the February Asset Exchange. As of December 31, 2009, the Company continues to report the portion of the loan assets that were retained after the November Asset Exchange at the lower of their accreted cost or market value. For these retained loans, the carrying value of the loans will be recognized only up to the cost on the date they were classified as held for sale. The Company has elected the fair value option for the loans that were received from the November Asset Exchange. For these acquired loans, the carrying value of the loans will be equivalent to fair value which may reflect an unrealized gain or loss relative to the cost of the loans.

The fair value of the Company’s loan portfolio is estimated based upon an analysis prepared by management and a third party valuation specialist which considers, among other factors, information, to the extent available, about then current sale prices, bids, credit quality, liquidity and other available information for loans with similar characteristics as the Company’s loan portfolio. The geographical location and geographical concentration of the loans in the Company’s portfolio is considered in the analysis. The valuation of the loan portfolio involves some level of management estimation and judgment, the degree of which is dependent on the terms of the loans and the availability of market prices and inputs.

The amount by which the carrying cost of the Company’s loan assets differed from the fair value was recorded as an unrealized gain or loss and included in the determination of net income in the period in which the change occurred.

Loans are generally placed on nonaccrual status when, in management’s judgment, full payment of principal or interest by the borrower is in doubt, or generally when the loan is ninety days or more past due as to either principal or interest. Previously accrued but unpaid interest is reversed and charged against interest income. Interest payments received on nonaccrual loans are recorded as interest income unless there is doubt as to the collectability of the recorded investment. In those cases, cash received is recorded as a reduction of principal. Loans are charged off when they are determined to be uncollectible.

Discounts on Acquired Loans

Prior to February 5, 2009, the Company’s loan assets were considered held for investment and recorded at accreted cost, which accounts for the amortization of any purchase discount and deferred fees, less an allowance for loan losses. The Company reviewed acquired loans for differences between contractual cash flows and cash flows expected to be collected from the Company’s initial investment in the acquired loans to

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

determine if those differences were attributable, at least in part, to credit quality. If those differences were attributable to credit quality, the loan’s contractually required payments receivable in excess of the amount of its cash flows expected at acquisition, or nonaccretable discount, was not accreted into income. The Company recognized the excess of all cash flows expected at acquisition over the Company’s initial investment in the loan as interest income using the interest method over the term of the loan.

There was judgment involved in estimating the amount of the Company’s future cash flows on acquired loans. The amount and timing of actual cash flows could differ materially from management’s estimates, which could materially affect the Company’s financial condition and results of operations. Depending on the timing of an acquisition of loans, a preliminary allocation may have been utilized until a final allocation was established. Generally, the allocation was finalized no later than ninety days from the date of purchase.

Subsequent to loan acquisition, if cash flow projections improved, and it was determined that the amount and timing of the cash flows related to the nonaccretable discount were reasonably estimable and collection was probable, the corresponding decrease in the nonaccretable discount was transferred to the accretable discount and was accreted into interest income over the remaining life of the loan using the interest method. If cash flow projections deteriorated subsequent to acquisition, the decline was accounted for through a provision for loan losses included in earnings.

Any remaining discount relating to the purchase of the loans by the Company is not amortized as interest income during the period the loans are classified as held for sale. Deferred income associated with loans held for sale is deferred until the related loan is paid in full or sold.

Allowance for Loan Losses

Prior to February 5, 2009, the Company’s loan assets were considered held for investment and recorded at accreted cost, which accounts for the amortization of any purchase discount and deferred fees, less an allowance for loan losses. Since the loan portfolio is now classified as held for sale and recorded either at fair value, or the lower of its accreted cost or at fair value, the Company no longer maintains an allowance for loan losses. In prior periods, arriving at an appropriate level of allowance for loan losses required a high degree of judgment. The allowance for loan losses was increased or decreased through a provision for loan losses.

In determining the adequacy of the allowance for loan losses, management made significant judgments. Aurora Bank initially reviewed the Company’s loan portfolio to identify loans for which specific allocations were considered prudent. Specific allocations included the results of measuring impaired loans. Further, the allowance for these loans was determined by a formula whereby the portfolio was stratified by type and internal risk rating categories. Loss factors were then applied to each strata based on various considerations including collateral type, loss experience, delinquency trends, current economic conditions and industry standards. The allowance for loan losses was management’s estimate of the probable loan losses incurred as of the balance sheet date.

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

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loan losses were charged against the allowance when management believed the net investment of the loan, or a portion thereof, was uncollectible. Subsequent recoveries, if any, were credited to the allowance when cash payments were received.

Gains and losses on sales of loans are determined using the specific identification method. The excess or deficiency of any cash received as compared to the net investment was recorded as gain or loss on sales of loans.

Transfers of financial assets

Transfers of financial assets are accounted for as sales when control over the assets is surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets are isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Revenue Recognition

The Company recognizes interest income on loans as revenue as it is earned. This revenue is included in Interest and fees on loans on the Statements of Operations. Any remaining discount relating to the purchase of the loans by the Company is not amortized as interest income during the period the loans are classified as held for sale. Deferred income associated with loans held for sale is deferred until the related loan is paid in full or sold.

Taxes

The Company has elected, for federal income tax purposes, to be treated as a REIT and intends to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “IRC”). Accordingly, the Company will not be subject to corporate income taxes to the extent it distributes at least 90% of its REIT taxable income to stockholders and as long as certain assets, income, distribution and stock ownership tests are met in accordance with the IRC. Management has evaluated the requirements for REIT status and believes that the Company qualifies as a REIT for federal and state income tax purposes. As such, no provision for income taxes is included in the accompanying financial statements.

For the year ended December 31, 2009, the Company accrued an excise tax liability of $60,000 which is included in Other general and administrative expenses. The Company was subject to excise tax equal to 4% of the undistributed portion of adjusted ordinary income. The excise tax liability resulted from the Company not distributing 85% of its ordinary income from 2009.

Concentration of Credit Risk

The Company had cash and cash equivalents of $51.8 million as of December 31, 2009. These funds were held in interest bearing and non-interest bearing accounts with Aurora Bank. The Federal Deposit Insurance Corporation (“FDIC”) provides coverage on these accounts which as of December 31, 2009 was limited to $250,000. Cash in excess of FDIC coverage limitations is subject to credit risk.

Concentration of credit risk generally arises with respect to the Company’s loan portfolio when a number of borrowers engage in similar business activities, or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of the Company’s performance to both positive and negative

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

developments affecting a particular industry. The Company’s balance sheet exposure to geographic concentrations directly affects the credit risk of the loans within its loan portfolio.

At December 31, 2009, approximately 45% of the Company’s net real estate loan portfolio consisted of loans collateralized by properties located in California. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political or business developments or natural hazards in California that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages. The housing and real estate sectors in California have been particularly impacted by the recession with higher overall foreclosure rates than the national average. If California experiences further adverse economic, political or business conditions, or natural hazards, the Company will likely experience higher rates of loss and delinquency on its mortgage loans than if its loans were more geographically diverse.

Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (FASB) issued a staff position on determining the fair value of a financial asset when the market for that asset is not active which clarified the application of a previously issued standard in the determination of the fair value of a financial asset when a market for that asset is not active. The provisions of this staff position were effective for the Company’s financial assets and liabilities for the fiscal period beginning January 1, 2009. The adoption of this staff position did not have a material impact on the Company’s financial position, results of operations or disclosures.

In April 2009, the FASB issued a staff position on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This guidance amended the prior standards on fair value measurements to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability or if circumstances indicate that a transaction is not orderly. The staff position requires reporting entities to disclose information regarding changes in valuation techniques and related inputs. The staff position is effective for the Company’s annual reporting period ended December 31, 2009. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued a standard, as amended in February 2010, on subsequent events which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The standard as amended requires an entity to evaluate subsequent events through the date the financial statements are issued. It is effective with the Company’s annual reporting period ended December 31, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements or disclosures.

In June 2009, the FASB completed and issued the Accounting Standards Codification (ASC or the Codification) which has become the single source of authoritative US GAAP to be applied by nongovernmental entities superseding all pre-existing accounting and reporting standards other than the rules of the SEC. The standard is effective for the Company’s annual reporting period ended December 31, 2009. In accordance with the Codification, citations to accounting literature in these financial statements are presented in plain English. The adoption of the Codification did not have a material impact on the Company’s financial position, results of operations or disclosures.

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2009, the FASB issued a standards update with implementation guidance on accounting for uncertainty in income taxes and disclosure amendments for nonpublic entities. The update addresses techniques for attributing tax positions, uncertainty in income taxes and tax payments to legal entities. This update to the standards is effective for the Company’s annual reporting period ended December 31, 2009. The adoption of the standards update did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued a standards update on improving disclosures about fair value measurements. The update requires expanded disclosures including the techniques and inputs used to measure fair value, transfers in and out of Levels I and II, and disaggregation of components within the reconciliation of Level 3 fair value measurements. This update to the standards is effective for the Company’s annual reporting period ended December 31, 2009 except for the disaggregation of components within the reconciliation of Level III items which is effective for the Company’s annual reporting period ended December 31, 2010. We have included the appropriate disclosures in Note 7, Fair Value of Financial Instruments.

3.	BANKRUPTCY OF LBHI AND REGULATORY ACTIONS INVOLVING AURORA BANK

Bankruptcy of Lehman Brothers Holding Inc.

Bankruptcy of Lehman Brothers Holdings Inc.  On September 15, 2008, LBHI, the indirect parent company of Aurora Bank, filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy filing of LBHI has materially and adversely affected the capital and liquidity of Aurora Bank, the parent of the Company. This has led to increased regulatory constraints being placed on Aurora Bank by its bank regulatory authorities, primarily the OTS. Certain of these constraints apply to Aurora Bank’s subsidiaries, including the Company. As more fully discussed below, both the bankruptcy filing of LBHI and the increased regulatory constraints placed on Aurora Bank have negatively impacted the Company’s ability to conduct its business according to its business objectives.

Regulatory Actions Involving Aurora Bank

Aurora Bank — Regulatory Actions and Capital Levels.  On January 26, 2009, the OTS entered a cease and desist order against Aurora Bank (the “Order”). The Order, among other things, required Aurora Bank to file various privileged prospective operating plans with the OTS to manage the liquidity and operations of Aurora Bank going forward, including a strategic plan. The Order requires Aurora Bank to ensure that each of its subsidiaries, including the Company, complies with the Order, including the operating restrictions contained in the Order. These operating restrictions, among other things, restrict transactions with affiliates, contracts outside the ordinary course of business and changes in senior executive officers, board members or their employment arrangements without prior written notice to the OTS. In addition, on February 4, 2009 the OTS issued a prompt corrective action directive to Aurora Bank (the “PCA Directive”). The PCA Directive requires Aurora Bank to, among other things, raise its capital ratios such that it will be deemed to be “adequately capitalized” and places additional constraints on Aurora Bank and its subsidiaries, including the Company. More detailed information can be found in the Order and the PCA Directive themselves, copies of which are available on the OTS’ website.

During 2009, the bankruptcy court approved or issued orders permitting LBHI to take certain actions intended to strengthen the capital position of Aurora Bank, including: (1) the contribution of up to an aggregate of $180 million in cash to Aurora Bank, (2) the transfer of ownership of certain servicing rights to a subsidiary of Aurora Bank, (3) the waiver of the payment by Aurora Bank and its subsidiaries of certain servicing fees payable to LBHI and (4) the termination of unfunded loan commitments of Aurora Bank and its

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

3.	BANKRUPTCY OF LBHI AND REGULATORY ACTIONS INVOLVING AURORA BANK (Continued)

subsidiaries with specified borrowers. The capital contributions from LBHI were received between February 2009 and December 2009 and totaled approximately $451 million. These actions, together with others taken by Aurora Bank, resulted in Aurora Bank being “adequately capitalized” as of December 31, 2009. Also during 2009, the bankruptcy court issued orders permitting Aurora Bank and LBHI to enter into debt facilities, including: (1) the establishment of a repurchase facility between Aurora Bank and LBHI with a $450 million maximum amount, and (2) the establishment of a servicing advancement bridge facility between a subsidiary of Aurora Bank and LBHI up to a maximum amount of $500 million.

At December 31, 2009, the Company had total assets of $82.0 million, including cash and cash equivalents of $51.8 million, and total liabilities of less than $0.4 million. However, as a result of the bankruptcy of LBHI and the issuance of the Order and the PCA Directive by the OTS, there is uncertainty regarding the Company’s ability to continue as a going concern. The 2009 financial statements do not include any adjustments that might result from the outcome of any regulatory action by the OTS or the bankruptcy of LBHI, which could affect our ability to continue as a going concern. Aurora Bank is currently working with LBHI and the applicable regulators to resolve the issues arising from LBHI’s bankruptcy.

Dividend Payments.  Following the payment of the 1st quarter 2009 dividends to its Series B and Series D preferred shareholders, the OTS required Aurora Bank, as parent of the Company, to submit a formal request for non-objection determination to permit the resumption of normal payment of dividends. Beginning in March 2009, dialogue and correspondence commenced with the OTS relating specifically to the resumption of divided payments, which resulted in the submission of the formal request on July 28, 2009. Aurora Bank and the Company have informed the OTS that failure to permit the distribution of dividends may cause the Company to fail to qualify as a REIT and therefore be subject to federal and state income taxes of approximately $1.1 million for the 2009 tax year, excluding penalties and interest. If the Company no longer qualifies as a REIT, it may be subject to federal and state income taxes for future years. In order to qualify as a REIT, distributions must be declared by the end of the third quarter of the following fiscal year and paid by the end of the fourth quarter. Aurora Bank and the Company continue to be actively engaged in dialogue with the OTS regarding the resumption of dividend payments. There can be no assurance that the OTS will grant the non-objection request, nor can there be any assurance that any further dividends will be paid or that the Company will continue to qualify as a REIT. At December 31, 2009, the Company had $56,000 of dividends in arrears related to the Company’s 8% Series B preferred stock.

4.	LOANS

On November 18, 2009, the Company and Aurora Bank entered into and consummated the November Asset Exchange pursuant to which the Company agreed to transfer 93 loans secured primarily by commercial real estate and multi-family residential real estate to Aurora Bank in exchange for 74 loans secured primarily by residential real estate. There were no other acquisitions, sales or exchanges of loans during 2009. As of December 31, 2009, the loan portfolio was comprised primarily of loans secured by one-to-four family residential real estate loans, the majority of which were located in California. Comparatively, as of December 31, 2008, a substantial portion of the loan portfolio was comprised of loans secured by commercial and multi-family real estate located in California, New England and Nevada.

The Company uses carrying value to reflect loans valued at the lower of their accreted cost or market value, or at their fair value, as applicable to the individual loans’ valuation method as selected by the Company in accordance with accounting standards.

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

4.	LOANS (Continued)

A summary of the balance of loans is as follows:

	December 31,
	2009		2008
		Unpaid		Unpaid
	Carrying	Principal	Carrying	Principal
	Value	Balance	Value	Balance
	(Dollars In Thousands)

Mortgage loans on real estate, held for sale:
Commercial real estate	$—	$—	$—	$—
Multi-family residential	—	—	—	—
One-to-four family residential	22,531	32,007	—	—

Total loans held for sale, at fair value	22,531	32,007	—	—

Mortgage loans on real estate, held for sale(1):
Commercial real estate	$6,380	$11,324	$—	$—
Multi-family residential	693	1,203	—	—
One-to-four family residential	219	379	—	—

Total loans held for sale, at lower of accreted cost or market value	7,292	12,906	—	—

Total mortgage loans on real estate, held for sale:
Commercial real estate	$6,380	$11,324	$—	$—
Multi-family residential	693	1,203	—	—
One-to-four family residential	22,750	32,386	—	—

Total loans held for sale	29,823	44,913	—	—

Mortgage loans on real estate, held for investment:
Commercial real estate	$—	$—	$31,660	$36,506
Multi-family residential	—	—	20,384	22,144
One-to-four family residential	—	—	981	1,005

Total loans held for investment, at accreted cost	—	—	53,025	59,655

Less:
Allowance for loan losses	—		(915)
Net deferred loan fees	—		(27)

Loans, net	$29,823		$52,083

(1)	Though the table compares the carrying value of these loans against unpaid principal balance, these loans are carried at the lower of accreted cost or market value and the carrying value cannot exceed the acquired cost of these loans.

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

4.	LOANS (Continued)

A summary of the loans on non-accrual status is as follows:

	December 31,
	2009		2008
		Unpaid		Unpaid
	Carrying	Principal	Carrying	Principal
	Value	Balance	Value	Balance
		(Dollars In Thousands)

Mortgage loans on real estate on non-accrual status:
Commercial real estate	$318	$792	$1,596	$1,764
Multi-family residential	—	—	—	—
One-to-four family residential	—	—	—	—

Total loans on non-accrual status	318	792	1,596	1,764

	Years Ended December 31,
	2009	2008	2007
	(Dollars In Thousands)

Average carrying value in non-accrual loans	$1,532	$495	$153
Interest income recognized on non-accrual loans	$—	$—	$68
Interest income recognized on a cash basis on non-accrual loans	$—	$—	$68

Activity in the allowance for loan losses follows:

	Years Ended December 31,
	2009	2008	2007
	(Dollars In Thousands)

Balance at beginning of year	$915	$1,180	$1,519
Credit for loan losses	—	(265)	(339)
Reversal of allowance	(915)	—	—

Balance at end of year	$—	$915	$1,180

5.	PREFERRED STOCK

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

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

5.	PREFERRED STOCK (Continued)

On May 31, 2001, the Company completed a public offering of 1,840,000 shares of Non-Cumulative Exchangeable Preferred Stock, Series C, with a dividend rate of 10.25% and a liquidation preference of $10 per share, which raised net proceeds of $16,872,000, after related offering costs of $1,528,000. On March 23, 2007, the Company redeemed the Series C preferred stock.

On May 11, 2004, the Company completed a public offering of 1,500,000 shares of Non-Cumulative Exchangeable Preferred Stock, Series D, with a dividend rate of 8.50% and a liquidation preference of $25 per share, which raised net proceeds of $35,259,000, after related offering costs of $2,241,000. The Series D preferred stock is exchangeable for preferred shares of Aurora Bank if the OTS so directs. The OTS could order this action if Aurora Bank becomes or may in the near term become undercapitalized or if Aurora Bank is placed into conservatorship or receivership. At December 31, 2008, under the regulatory capital guidelines applicable to banks developed and monitored by the federal bank regulatory agencies, Aurora Bank was deemed to be “significantly undercapitalized.” During 2009, LBHI contributed additional capital to Aurora Bank, which improved Aurora Bank’s capital position. As of December 31, 2009, Aurora Bank maintained its status as “adequately capitalized” under applicable regulatory guidelines according to a recent public filing by Aurora Bank with the OTS and taking into account the Order and PCA Directive. As a result of the Order and PCA Directive, the OTS may direct in writing at any time the automatic exchange of the Series D preferred stock for preferred shares of Aurora Bank. Series D preferred stock is redeemable at the option of the Company on or after July 15, 2009, with the prior consent of the OTS.

Shares of preferred stock have been and may again be issued from time-to-time in one or more series, subject to the receipt of regulatory approval, and the Board of Directors is authorized to determine the rights, preferences, privileges, and restrictions, including the dividend rights, conversion rights, voting rights, terms of redemption, redemption price or prices, and liquidation preferences, of any series of preferred stock, and to fix the number of shares of any such series of preferred stock without any further vote or action by the shareholders. However, the Company may not issue additional shares of preferred stock ranking senior to the Series D preferred stock without consent of holders of at least two-thirds of the outstanding Series D preferred stock. The voting and other rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. The issuance of shares of preferred stock, while providing desirable flexibility in connection with acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding voting stock of Aurora Bank.

6.	RELATED PARTY TRANSACTIONS

Aurora Bank performs advisory services and services the loans owned by the Company. Through December 31, 2009, Aurora Bank in its role as servicer under the terms of the MSA received an annual servicing fee equal to 0.20%, payable monthly, on the gross average unpaid principal balances of loans serviced for the immediately preceding month. Through December 31, 2009, under the Advisory Agreement, Aurora Bank was paid an annual advisory fee equal to 0.05%, payable monthly, of the gross average unpaid principal balances of the Company’s loans for the immediately preceding month, plus reimbursement for certain expenses incurred by Aurora Bank as advisor. Servicing and advisory fees for the years ended December 31, 2009, 2008 and 2007 totaled $127,000, $192,000, and $244,000, respectively, of which $21,000 and $12,000, respectively, are included in accrued expenses and other liabilities at December 31, 2009 and 2008, respectively. In 2007, loan servicing fees were offset by the recovery of third party servicing fees, previously expensed by the Company, of $54,000 due to the resolution of a loan.

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

6.	RELATED PARTY TRANSACTIONS (Continued)

All of the mortgage assets in the Company’s loan portfolio at December 31, 2009 were purchased from Capital Crossing (previously the Company’s sole common stockholder or parent) or Aurora Bank. See November Asset Exchange in Note 1 above for the transaction to exchange commercial and multi-family loans for residential loans during 2009.

It is anticipated that substantially all additional mortgage assets, purchased or contributed in the future, if any, will be purchased from Aurora Bank, the Company’s sole common stockholder. No loans were purchased or contributed from Aurora Bank in 2008 or 2007.

The following table summarizes capital transactions between the Company and its sole common shareholder or parent:

	Years Ended December 31,
	2009	2008	2007
	(Dollars In Thousands)

Returns of capital to parent	$—	$20,233	$24,757
Common stock dividends paid to parent	—	2,768	4,243
Series B preferred stock dividends paid to parent	18	72	72
Contribution of capital in the form of loans (“November Asset Exchange”)	199	—	—

On May 18, 2007, Aurora Bank paid off all of its remaining outstanding Federal Home Loan Bank of Boston (“FHLBB”) advances. Prior to that, the Company had guaranteed all of the obligations of Aurora Bank under advances received from the FHLBB. As a result, the Company had agreed to pledge a significant amount of its assets. These FHLBB guarantee obligations were assumed by Aurora Bank pursuant to the merger of Capital Crossing Bank, the sole shareholder of the Company at the time. As a result of the repayment, the guarantee was released. The Company received an annual fee of $80,000 under this agreement. Guarantee fee income for the year ended December 31, 2007 was $30,000.

The Company’s cash and cash equivalents balances of $51,823,000 and $43,757,000 at December 31, 2009 and 2008, respectively, consist entirely of deposits with Aurora Bank.

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Measurements

Prior to February 5, 2009, the Company’s loan assets were considered held for investment and recorded at accreted cost, which accounts for the amortization of any purchase discount and deferred fees, less an allowance for loan losses. As a result of entering into the February Asset Exchange, the Company’s loans were reclassified as held for sale and were reported at the lower of their accreted cost or market value. A valuation allowance was recorded to recognize the excess of accreted cost over fair value. The February Asset Exchange was terminated prior to consummation. However, while the Company explored potential alternative transactions, the Company’s loan assets continued to be recorded at the lower of accreted cost or market value.

For the loans acquired through the November Asset Exchange, the Company elected the fair value option. As of December 31, 2009, the Company’s portfolio of loans consisted of two categories. Loans held for sale continue to be reported at the lower of their accreted cost or market value. The carrying value of those loans will be recognized only up to the cost on the date they were classified as held for sale. Loans that were received in the November Asset Exchange are reported at fair value. The amount by which the carrying value

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

of the Company’s loan assets changes as a result of an updated valuation is recorded as an unrealized gain or loss and is included in the determination of net income in the period in which the change occurs.

Accounting standards define fair value and establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value is the price at which an asset or liability could be exchanged in a current transaction between knowledgeable, willing parties in an orderly market. Where available, fair value is based on observable market prices or inputs or derived from such prices or inputs. Where observable prices or inputs are not available, other valuation methodologies are applied.

At December 31, 2009, the fair value of the Company’s loan portfolio was estimated based upon an analysis prepared by management and a third party valuation specialist. The valuation specialist uses various proprietary cash flow models to price the portfolio. The valuation was primarily based on discussion with industry professionals who have historically bought and sold similar assets to determine recent trades price to estimate the amount at which a third party might purchase the loans and their yield requirements. Specific inputs to the valuation specialist’s model included, but were not limited to, property location, loan type (the adjustable rate, adjustable rate reset period and interest only period), loan age, payment and delinquency history, original loan to value ratio (“LTV”), and the original debt to income ratio of the borrowers. Significant assumptions used within the valuation specialist’s model included, but were not limited to, estimated rates of loan delinquency, potential for recovery versus foreclosure, projected debt to income ratio of the borrowers, estimated current LTV as well as the projected LTV at default, rate reset risk and the corresponding payment shock. The valuation of the loan portfolio involves some level of management estimation and judgment, the degree of which is dependent on the terms of the loans and the availability of market prices and inputs.

Accounting standards require the categorization of financial assets and liabilities based on a hierarchy of the inputs to the valuation techniques used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level I) and the lowest priority to valuation methods using unobservable inputs (Level III). The three levels are described below:

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

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. The categorization of the level of judgment in the fair value determination of the Company’s loans at December 31, 2009 was:

	Level I	Level II	Level III	Total
	(Dollars In Thousands)

Loans Held for Sale:
Commercial real estate	—	—	$6,380	$6,380
Multi-family residential	—	—	693	693
One-to-four family residential	—	—	22,750	22,750

Total	—	—	$29,823	$29,823

The table presented below summarizes the change in balance sheet carrying value associated with Level III loans during the year ended December 31, 2009. Caution should be utilized when evaluating reported net revenues for Level III loans.

				November
	Balance	Net		Asset		Balance
	December 31,	Transfers	Net	Exchange,	Gains/(Losses),	December 31,
	2008	In	Payments	Net(2)	Net(1)	2009
			(Dollars In Thousands)

Loans Held for Sale:
Commercial real estate	$—	$29,775	$(3,291)	$(11,235)	$(8,869)	$6,380
Multi-family residential	—	19,982	(1,334)	(10,776)	(7,179)	693
One-to-four family residential	—	970	(303)	22,298	(215)	22,750

Total	$—	$50,727	$(4,928)	$287	$(16,263)	$29,823

(1)	The current period losses from changes in values of Level III loans represent losses on loans held for sale and reflects changes in values of those loans only for the period(s) in which the loans were classified as Level III.

(2)	Excludes $88,000 of accrued interest receivable transferred out in the November Asset Exchange for a net contributed capital of $199,000.

Fair Value of Financial Instruments

Accounting standards require disclosure of estimated fair values of all financial instruments where it is practicable to estimate such values. In determining the fair value measurements for financial assets and liabilities, the Company utilizes quoted prices, when available. If quoted prices are not available, the Company estimates fair value using present value or other valuation techniques that utilize inputs that are observable for the asset or liability, either directly or indirectly, when available. When observable inputs are not available, inputs may be used that are unobservable and, therefore, reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.

Accounting standards exclude certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not represent the underlying value of the Company.

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following methods and assumptions were used by the Company in estimating fair value of financial instruments:

Cash and cash equivalents:  The carrying value of cash and interest-bearing deposits approximate fair value because of the short-term maturity of these instruments.

Loans:  The fair value of the Company’s loan portfolio was estimated based upon an analysis prepared by management and a third party valuation specialist which considered, among other factors, information, to the extent available, about the then current sale prices, bids, credit quality, liquidity and other available information for loans with similar characteristics as the Company’s loan portfolio. The valuation of the loan portfolio involves some level of management estimation and judgment, the degree of which is dependent on the terms of the loans and the availability of market prices and inputs.

Accrued interest receivable:  The carrying value of accrued interest receivable approximates fair value because of the short-term nature of these financial instruments.

The estimated fair values, and related carrying value, of the Company’s financial instruments are as follows:

	December 31,
	2009		2008
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(Dollars In Thousands)

Cash and cash equivalents	$51,823	$51,823	$43,757	$43,757
Loans, net	29,823	29,823	52,083	37,046
Accrued interest receivable	393	393	224	224

8.	QUARTERLY DATA (UNAUDITED)

Supplemental Financial Information

	Years Ended December 31,
	2009				2008
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(Dollars In Thousands)

Interest income	$749	$914	$881	$1,020	$1,591	$1,567	$1,495	$1,522
Credit for loan losses	—	—	—	915	55	55	40	115
Gain (loss) on loans held for sale	488	(541)	(1,029)	(15,181)
Other income	—	—	—	—	—	—	—	—
Operating expenses	201	181	328	330	86	124	109	91

Net income (loss)	1,036	192	(476)	(13,576)	1,560	1,498	1,426	1,546
Preferred stock dividends declared	—	—	—	816	815	816	815	816

Net income (loss) available to common stockholder	$1,036	$192	$(476)	$(14,392)	$745	$682	$611	$730

CAPITAL CROSSING PREFERRED CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

9.	SUBSEQUENT EVENTS (UNAUDITED)

The Company assessed events that occurred subsequent to December 31, 2009 for potential disclosure and recognition on the financial statements. Beyond the items listed below, no additional events have occurred that would require disclosure in or adjustment to the Company’s financial statements.

•	The Master Servicing Agreement with Aurora Bank was amended on March 29, 2010. The amended agreement, among other things, changes fees to account for the fees payable to each subservicer. The provisions in the amended agreement were effective retroactively to January 1, 2010.

•	The Advisory Agreement with Aurora Bank was amended on March 29, 2010. The amended agreement, among other things, changes the management fee to $25,000 per month to reflect the increase in cost for such services. The provisions in the amended agreement were effective retroactively to January 1, 2010.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) as of December 31, 2009. Based on this evaluation, the Company’s President and Chief Financial Officer concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company is made known to the President and Chief Financial Officer by others within the entity, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

No change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Company’s President and Chief Financial Officer, an evaluation of the effectiveness of the Company’s internal control over financial reporting was conducted. In making this assessment, management followed the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2009 based on the criteria in Internal Control-Integrated Framework issued by COSO.

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

Name	Age	Position(s) Held

Thomas O’Sullivan	43	President, Director
Robert J. Leist, Jr.	60	Chief Financial Officer
Michael Milversted	62	Director
William Wesp	58	Director
Lana Franks	46	Director
Eric Graham	40	Director

Thomas O’Sullivan.  On January 25, 2010, the Board of Directors elected Mr. O’Sullivan as President of the Company. On March 4, 2010, he was elected as a director and Chairman of the Board of Directors of the Company. He also served as a director of the Company from December 2008 to January 2009. Mr. O’Sullivan is also Chief Financial Officer of Aurora Bank and receives no separate compensation from the Company for his services. He has served in a variety of capacities at Lehman Brothers since 2000. Mr. O’Sullivan served as the Chief Financial Officer of the Company from 2008 to 2010. He serves as an officer of the Company so long as he is an employee of Aurora Bank.

Robert J. Leist, Jr.  On March 4, 2010, the Board of Directors elected Mr. Leist as Chief Financial Officer of the Company. Mr. Leist has served as Senior Vice President and Controller of Aurora Loan Services since his employment in February 2007, and of Aurora Bank since September, 2009. From April 1999 to January 2007, he served as Senior Vice President and Chief Accounting Officer of Ocwen Financial Corporation. Mr. Leist serves as an officer of the Company so long as he is an employee of Aurora Bank. He receives no separate compensation from the Company for his services

Michael Milversted.  Mr. Milversted has been a director of the Company since May 2007. He is retired. Prior to his retirement, he was an employee of Lehman Brothers and served in a variety of capacities, including Treasurer of Lehman Brothers and Chief Financial Officer of Lehman Brothers Bank, FSB.

William Wesp.  On January 28, 2009, Mr. Wesp was elected a director of the Company. He is also a Director of Aurora Bank FSB, as approved by the Office of Thrift Supervision in July, 2009. Mr. Wesp is retired. Prior to his retirement, he served on the Board of Directors of Conceco Finance Corporation from 2001-2003. Mr. Wesp served as Lehman Brothers Bank, FSB Chief Executive Officer from 1999-2000.

Lana Franks.  On December 8, 2008, the Board of Directors appointed Ms. Franks a director. Ms. Franks is retired. Prior to her retirement, she was an employee of Lehman Brothers and served in a variety of positions. She was also President of the Company from December 2008 to January 2010.

Eric Graham.  Mr. Graham was elected as a director of the Company on December 3, 2009. Mr. Graham is a securities and corporate finance lawyer, a certified public accountant, and has many years of legal and accounting experience with real estate investment trusts. He is retired. Prior to his retirement Mr. Graham was a partner at Goodwin Procter LLP, where he worked from 1997-2010.

There are no known family relationships between any director or executive officer and any other director or executive officer of the Company.

The Board of Directors has established a process for shareholders of the Company to communicate with the Company’s Audit Committee or any member thereof. A shareholder who is interested in communicating directly with the Audit Committee or any member thereof may do so by email at the following address: Bankboardsecretary@AuroraBankFSB.com.

The Board of Directors and its Committees

The Company and the Board of Directors have determined that Messrs. Milversted, Wesp and Graham satisfy the standards for independence promulgated by the Nasdaq Stock Market, Inc. (“Nasdaq”) and the standards for independence contained in the Company’s charter.

The Board of Directors held nine meetings and did not act by written consent during 2009. During 2009, each director attended at least 75% of the total number of meetings of the Board of Directors and of the committees of which he or she was a member during their incumbency.

The Board of Directors has established two standing committees. The following is a description of each committee of the Board of Directors:

Audit Committee.  The Company has an Audit Committee, which consists of Messrs. Milversted, Wesp and Graham. Each member of the Audit Committee satisfies the standards for independence promulgated by Nasdaq. The Audit Committee reports its activities to the Board of Directors. The principal purpose of the Audit Committee is to assist the Board of Directors in fulfilling its oversight of:

•	The quality and integrity of the Company’s financial statements;

•	The Company’s compliance with legal and regulatory requirements;

•	The qualifications and independence of the Company’s independent auditors; and

•	The performance of the Company’s internal audit and compliance functions and its independent auditors.

The Audit Committee held three meetings in 2009. Mr. Milversted, the Audit Committee Chairman, meets the qualifications of an “audit committee financial expert” as defined in the applicable rules promulgated by the Securities and Exchange Commission. The Company’s financial results are consolidated into those of Aurora Bank and such results are also reviewed by the Audit Committee of the Board of Directors of Aurora Bank as a component of Aurora Bank’s consolidated financial results.

Nominating and Corporate Governance Committee.  The Company has a Nominating and Corporate Governance Committee, which consists of Messrs. Milversted and Wesp. Each member of the Nominating and Corporate Governance Committee satisfies the standards for independence promulgated by Nasdaq. The purpose of the Nominating and Corporate Governance Committee is to:

•	Identify and review the qualifications of individuals identified by the Company’s parent or other voting stockholders to become directors and select, or recommend that the Board of Directors select, the candidates for all directorships to be filled by the Board of Directors or by the stockholders;

•	Develop and recommend to the Board of Directors a set of corporate governance principles applicable to the Company; and

•	Otherwise take a leadership role in overseeing the corporate governance of the Company.

In identifying or reviewing candidates for membership on the Board of Directors, the Nominating and Corporate Governance Committee takes into account the criteria for board membership established by the Board of Directors from time to time and all other factors it considers appropriate, which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity and the extent to which the candidate would fill a present need on the Board of Directors. The Nominating and Corporate Governance Committee weighs diversity as one of many of the factors it considers appropriate when taking into account the criteria for board membership. In 2009, the full Board of Directors performed the duties of the Nominating and Corporate Governance Committee.

Code of Ethics and Other Matters

On May 8, 2007, the Board of Directors adopted the Lehman Brothers Code of Ethics. The Company will provide a copy of the Lehman Brothers Code of Ethics free of charge to any stockholder who sends a written request to that effect to Capital Crossing Preferred Corporation, 1271 Avenue of the Americas, 46th Floor, New York, NY 10020, Attention: Secretary.

The Company does not hold annual shareholder meetings because Aurora Bank holds all of the outstanding voting securities of the Company and therefore would be the only shareholder entitled to vote at any such meeting. Accordingly, the Company does not have a policy with respect to whether its directors should attend annual shareholder meetings.

The Board of Directors has determined that the Company is a “controlled company,” as defined in Rule 4350(c)(5) of the listing standards of Nasdaq, based on Aurora Bank’s beneficial ownership of 100% of the outstanding voting common stock of the Company. Accordingly, the Company is exempt from certain requirements of the Nasdaq listing standards, including the requirement to maintain a majority of independent directors on its Board of Directors.

Compensation of Directors

In 2009, the Company paid its independent directors an annual fee of $10,000 each for their services as independent directors. The Company does not pay any compensation to its other directors. No director of the Company was granted stock awards, option awards, any bonus or other non-equity incentive or any other type or form of compensation by the Company in 2009.

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

During 2009, following the election of Mr. Wesp as a director of the Company, Mr. Wesp inadvertently failed to timely file a Form 3. The required Form 3 report was subsequently filed. During 2009, following the election of Mr. Graham as a director of the Company, Mr. Graham inadvertently failed to timely file a Form 3. The required Form 3 report was subsequently filed.

ITEM 11.	EXECUTIVE COMPENSATION

The Company does not pay any compensation to its executive officers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2010, (i) the number and percentage of outstanding shares of each class of voting stock beneficially owned by each person known by the Company to be the beneficial owner of more than 5% of such shares; and (ii) the number and percentage of outstanding equity securities of the Company beneficially owned by (a) each director of the Company; (b) each executive officer of the Company; and (c) all executive officers and directors of the Company as a group. The persons or entities named in the table have sole voting and sole investment power with respect to each of the shares beneficially owned by such person or entity. The calculations were based on a total of 100 shares of common stock,

937 shares of Series B preferred stock and 1,500,000 shares of Series D preferred stock outstanding as of such date.

Percentage of
Name and Address of Beneficial Owner(1)	Amount of Shares (Class)	Outstanding Shares

Lehman Brothers Holdings Inc.(4)	100 shares of common stock	100.0%
	900 shares of Series B preferred stock	96.1%
Thomas O’Sullivan(2)(3)	—		*
Robert J. Leist, Jr.(2)	—		*
Michael Milversted(3)	—		*
William Wesp(3)	—		*
Lana Franks(3)	—		*
Eric Graham(3)	—		*
All executive officers and directors as a Group (6 persons)	—		*

The following table sets forth, as of March 31, 2010, the number and percentage of outstanding shares of each class of equity securities of LBHI beneficially owned by (i) each director of the Company; (ii) each executive officer of the Company; and (iii) all executive officers and directors of the Company as a group. The persons or entities named in the table have sole voting and sole investment power with respect to each of the shares beneficially owned by such person or entity. The calculations were based on a total of 694,401,926 outstanding shares of common stock as of June 30, 2008.

Percentage of
Name and Address of Beneficial Owner(1)	Amount of Shares (Class)	Outstanding Shares

Thomas O’Sullivan(2)(3)	384 shares of common stock (5)		*
Robert J. Leist, Jr.(2)	—		*
Michael Milversted(3)	1,400 shares of common stock		*
William Wesp(3)	—		*
Lana Franks(3)	— (5)		*
Eric Graham(3)	—		*
All executive officers and directors as a Group (6 persons)	1,784 shares of common stock (5)		*

*	Less than 1%.

(1)	The address of each beneficial owner is c/o Capital Crossing Preferred Corporation, 1271 Avenue of the Americas, 46th Floor, New York, NY 10020.

(2)	Executive officer of the Company.

(3)	Director of the Company.

(4)	Shares are held of record by Aurora Bank. The address of Aurora Bank is 1271 Avenue of the Americas, 46th Floor, New York, NY 10020.

(5)	Excludes ownership of vested and unvested restricted share units and stock options, which due to the bankruptcy of LBHI are considered by the beneficial owner not to be exercisable for shares of LBHI common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Because of the nature of the Company’s relationship with Aurora Bank and its affiliates, the Company engages, and will continue to engage, in transactions with related parties. It is the Company’s policy that the terms of any financial dealings with Aurora Bank and its affiliates will be consistent with those available from unaffiliated third parties in the mortgage lending industry. In addition, the Company maintains an Audit

Committee of its Board of Directors, which is comprised solely of independent directors who satisfy the standards for independence promulgated by Nasdaq. The Company and the Board of Directors have determined that Messrs. Milversted, Graham and Wesp satisfy the standards for independence promulgated by Nasdaq and the standards for independence contained in the Company’s charter. Among other functions, the Audit Committee (or the Board of Directors as a whole) will review transactions between the Company and Aurora Bank and its affiliates.

Servicing Agreement

The Company’s loan portfolio is serviced by Aurora Bank pursuant to the terms of the Master Servicing Agreement (“MSA”). Through December 31, 2009, Aurora Bank in its role as servicer under the terms of the MSA received an annual servicing fee equal to 0.20%, payable monthly, on the gross average unpaid principal balances of loans serviced for the immediately preceding month. For the years ended December 31, 2009, 2008 and 2007, the Company incurred $102,000, $158,000 and $199,000, respectively, in servicing fees.

The MSA requires Aurora Bank to service the loan portfolio in a manner substantially the same as for similar work performed by Aurora Bank for transactions on its own behalf. Aurora Bank collects and remits principal and interest payments on at least a monthly basis, and maintains perfected collateral positions, submits and pursues insurance claims and initiates and supervises foreclosure proceedings on the loan portfolio it services. Aurora Bank also provides accounting and reporting services required by the Company for such loans. The Company may also direct Aurora Bank to dispose of any loans which become classified, placed on non-performing status, or are modified due to financial deterioration of the borrower. Aurora Bank may institute foreclosure proceedings and foreclose, manage and protect the mortgaged premises, including exercising any power of sale contained in any mortgage or deed of trust, obtaining a deed-in-lieu-of-foreclosure or otherwise acquiring title to a mortgaged property underlying a mortgage loan by operation of law or otherwise in accordance with the terms of the MSA.

The MSA may be terminated at any time by written agreement between the parties or at any time by either party upon 30 days’ prior written notice to the other party and appointment of a successor servicer. The MSA will automatically terminate if the Company ceases to be an affiliate of Aurora Bank.

When any mortgaged property underlying a mortgage loan is conveyed by a mortgagor, Aurora Bank generally, upon notice of the conveyance, will enforce any due-on-sale clause contained in the mortgage loan, to the extent permitted under applicable law and governmental regulations. The terms of a particular mortgage loan or applicable law, however, may prohibit Aurora Bank from exercising the due-on-sale clause under certain circumstances related to the collateral underlying the mortgage loan and the borrowers’ ability to fulfill the obligations under the related mortgage note.

The MSA was amended on March 29, 2010 with effect as of January 1, 2010. The amended MSA changes the fees paid by the Company to reflect the fees payable to each sub-servicer. See further discussion in “Notes to Financial Statements” at Note 9, Subsequent Events. It is the intention of the Company that any agreements and transactions between the Company and Aurora Bank are fair to all parties and consistent with market terms.

Advisory Agreement

The Company has entered into an Advisory Agreement (“AA”) pursuant to which Aurora Bank administers the day-to-day operations of the Company. Through December 31, 2009, Aurora Bank was paid an annual advisory fee equal to 0.05%, payable monthly, of the gross average unpaid principal balances of the Company’s loans for the immediately preceding month, plus reimbursement for certain expenses incurred by Aurora Bank as advisor. For the years ended December 31, 2009, 2008 and 2007, the Company incurred $25,000, $34,000, and $45,000, respectively, in advisory fees. As advisor, Aurora Bank is responsible for:

•	monitoring the credit quality of the loan portfolio held by the Company;

•	advising the Company with respect to the acquisition, management, financing and disposition of its loans and other assets; and

•	maintaining the corporate and shareholder records of the Company.

Aurora Bank may, from time to time, subcontract all or a portion of its obligations under the AA to one or more of its affiliates involved in the business of managing mortgage assets or, with the approval of a majority of Board of Directors as well as a majority of its independent directors, subcontract all or a portion of its obligations under the AA to unrelated third parties. Aurora Bank will not, in connection with the subcontracting of any of its obligations under the AA, be discharged or relieved in any respect from its obligations under the AA.

The AA had an initial term of five years, and currently is renewed each year for an additional one-year period unless the Company delivers notice of nonrenewal to Aurora Bank. The Company may terminate the AA at any time upon ninety days’ prior notice. As long as any Series D preferred stock remains outstanding, any decision by the Company either not to renew the AA or to terminate the AA must be approved by a majority of its Board of Directors, as well as by a majority of its independent directors. Other than the servicing fee and the advisory fee, Aurora Bank is not entitled to a fee for providing advisory and management services to the Company.

The AA was amended on March 29, 2010 with effect as of January 1, 2010. The amended AA changes the fees paid by the Company to reflect the increased costs associated with such services. See further discussion in “Notes to Financial Statements” at Note 9, Subsequent Events. It is the intention of the Company that any agreements and transactions between the Company and Aurora Bank are fair to all parties and consistent with market terms.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.  The Company incurred fees from Ernst & Young of $123,000 and $92,500 for its professional services rendered for the audit of the Company’s financial statements for the years ended December 31, 2009 and 2008, respectively, and the reviews of the financial statements included in its quarterly reports on Form 10-Q during the year.

Audit-Related Fees.  There were no fees billed to the Company by Ernst & Young for assurance and related services that are reasonably related to the performance of the audit and review of the Company’s financial statements that are not already reported in the paragraph immediately above for the years 2009 and 2008 respectively.

Tax Fees.  The Company did not pay Ernst & Young any fees for tax compliance, tax advice, tax planning services or other services for 2009 or 2008.

All Other Fees.  There were no fees billed to the Company by Ernst & Young for products and services other than as set forth above for the years 2009 and 2008.

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

(b) Exhibits:

Exhibit No.		Description

3.1		Restated Articles of Organization of the Company, effective February 15, 2007, incorporated by reference from the Company’s Current Report on Form 8-K dated February 15, 2007.
3.2		Amended and Restated By-laws of the Company, incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.1		Master Mortgage Loan Purchase Agreement between the Company and Capital Crossing Bank, incorporated by reference from the Company’s registration statement on Form S-11 (No. 333-66677), filed November 3, 1998, as amended (the “1998 Form S-11”).
10.2		Master Service Agreement between the Company and Capital Crossing Bank, incorporated by reference from the 1998 Form S-11.
10.3		Advisory Agreement between the Company and Capital Crossing Bank, incorporated by reference from the 1998 Form S-11.
10.4		Form of Letter Agreement between the Company and Capital Crossing Bank regarding issuance of certain securities, incorporated by reference from the 1998 Form S-11.
10.5		Asset Exchange Agreement between the Company and Lehman Bank, dated February 5, 2009, incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
+10	.6	Termination to the Asset Exchange Agreement entered into on February 5, 2009, between the Company and Aurora Bank FSB, dated July 20, 2009.
+10	.7	Asset Exchange Agreement between the Company and Aurora Bank FSB, dated November 18, 2009.
+10	.8	Amended and Restated Master Service Agreement between the Company and Aurora Bank FSB, dated March 29, 2010.
+10	.9	Amended and Restated Advisory Agreement between the Company and Aurora Bank FSB, dated March 29, 2010.
+12	.1	Computation of Earnings to Fixed Charges
14.1		Code of Ethics, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.
+31	.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the President
+31	.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the Chief Financial Officer.
+32		Certification pursuant to 18 U.S.C. Section 1350 of the President and Chief Financial Officer.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Capital Crossing Preferred Corporation

By:	/s/ Thomas O’Sullivan
Thomas O’Sullivan
President (Principal Executive Officer)

Date: March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dated indicated.

Signature	Title	Date

/s/ Thomas O’Sullivan Thomas O’Sullivan	President, Director	March 31, 2010

/s/ Robert J. Leist, Jr. Robert J. Leist, Jr.	Chief Financial Officer	March 31, 2010

/s/ William Wesp William Wesp	Director	March 31, 2010

/s/ Michael Milversted Michael Milversted	Director	March 31, 2010

Lana Franks	Director

/s/ Eric Graham Eric Graham	Director	March 31, 2010

EXHIBIT INDEX

Exhibit	Name

10.6	Termination to the Asset Exchange Agreement entered into on February 5, 2009, between the Company and Aurora Bank FSB, dated July 20, 2009.
10.7	Asset Exchange Agreement between the Company and Aurora Bank FSB, dated November 18, 2009.
10.8	Amended and Restated Master Service Agreement between the Company and Aurora Bank FSB, dated March 29, 2010.
10.9	Amended and Restated Advisory Agreement between the Company and Aurora Bank FSB, dated March 29, 2010.
12.1	Computation of Earnings to Fixed Charges
31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the President
31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the Chief Financial Officer
32	Certification pursuant to 18 U.S.C. Section 1350 of the President and Chief Financial Officer