Form 10-Q
period 2010-03-31
CAPITAL CROSSING PREFERRED CORP
filed 2010-05-17
CIK 1072806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock was 100 shares, $.01 par value per share, as of May 14, 2010. No common stock was held by non-affiliates of the issuer.

Capital Crossing Preferred Corporation

PART I
Item 1. Condensed Financial Statements
Capital Crossing Preferred Corporation
Balance Sheets
(Unaudited)

	March 31,	December 31,
	2010	2009
	(In Thousands)
ASSETS

Cash account with parent	$184	$184
Interest-bearing deposits with parent	53,720	51,639

Total cash and cash equivalents	53,904	51,823

Loans held for sale, at fair value	20,280	22,531
Loans held for sale, at lower of accreted cost or market value	7,881	7,292

Loans, net	28,161	29,823

Receivable from affiliates	1,731	—
Accrued interest receivable	298	393

Total assets	$84,094	$82,039

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses and other liabilities	$233	$344

Total liabilities	233	344

Stockholders’ equity:
Preferred stock, Series B, 8% cumulative, non-convertible; $.01 par value; $1,000 liquidation value per share plus accrued dividends; 1,000 shares authorized, 937 shares issued and outstanding	—	—
Preferred stock, Series D, 8.50% non-cumulative, exchangeable; $.01 par value; $25 liquidation value per share; 1,725,000 shares authorized, 1,500,000 shares issued and outstanding	15	15
Common stock, $.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	95,320	95,320
Accumulated deficit	(11,474)	(13,640)

Total stockholders’ equity	83,861	81,695

Total liabilities and stockholders’ equity	$84,094	$82,039

See accompanying notes to condensed financial statements.

Capital Crossing Preferred Corporation
Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(In Thousands)
Interest income:
Interest and fees on loans	$637	$829
Interest on interest-bearing deposits	39	191

Total interest income	676	1,020
Gain (loss) on loans held for sale	1,764	(15,181)
Reduction in allowance for loan losses	—	915

Net revenue	2,440	(13,246)

Operating expenses:
Loan servicing and advisory services	132	44
Other general and administrative	142	286

Total operating expenses	274	330

Net income (loss)	2,166	(13,576)

Preferred stock dividends	—	816

Net income (loss) available to common stockholder	$2,166	$(14,392)

See accompanying notes to condensed financial statements.

Capital Crossing Preferred Corporation
Statements of Changes in Stockholders’ Equity
(Unaudited)

	Three Months ended March 31, 2010
	Preferred Stock		Preferred Stock				Additional		Total
	Series B		Series D		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
	(In Thousands)
Balance at December 31, 2009	1	$—	1,500	$15	—	$—	$95,320	$(13,640)	$81,695
Net income	—	—	—	—	—	—	—	2,166	2,166
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—
Dividends on preferred stock, Series D	—	—	—	—	—	—	—	—	—

Balance at March 31, 2010	1	$—	1,500	$15	—	$—	$95,320	$(11,474)	$83,861

	Three Months ended March 31, 2009
	Preferred Stock		Preferred Stock				Additional		Total
	Series B		Series D		Common Stock		Paid-in	Retained Earnings/	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Accumulated Deficit)	Equity
	(In Thousands)
Balance at December 31, 2008	1	$—	1,500	$15	—	$—	$95,121	$—	$95,136
Net loss	—	—	—	—	—	—	—	(13,576)	(13,576)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	(19)	(19)
Dividends on preferred stock, Series D	—	—	—	—	—	—	—	(797)	(797)

Balance at March 31, 2009	1	$—	1,500	$15	—	$—	$95,121	$(14,392)	$80,744

See accompanying notes to condensed financial statements.

Capital Crossing Preferred Corporation
Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(In Thousands)
Cash flows from operating activities:
Net income (loss)	$2,166	$(13,576)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
(Gain) loss on loans held for sale	(1,764)	15,181
Increase in receivable from affiliates	(1,731)	—
Decrease in accrued interest receivable	95	40
Provision for loan losses	—	(915)
Increase (decrease) in accrued expenses and other liabilities	(111)	215
Increase in other assets	—	(23)

Net cash (used in) provided by operating activities	(1,345)	922

Cash flows from investing activities:

Loan repayments	3,426	2,271

Cash provided by investing activities	3,426	2,271

Cash flows from financing activities:
Payment of preferred stock dividends	—	(816)

Cash used in financing activities	—	(816)

Net change in cash and cash equivalents	2,081	2,377
Cash and cash equivalents at beginning of period	51,823	43,757

Cash and cash equivalents at end of period	$53,904	$46,134

See accompanying notes to condensed financial statements.

Capital Crossing Preferred Corporation
Notes to Condensed Financial Statements
Three Months Ended March 31, 2010 and 2009
NOTE 1. ORGANIZATION
     Capital Crossing Preferred Corporation (referred to hereafter as “CCPC”, “we”, “us” or “our”) is a Massachusetts corporation organized on March 20, 1998, to acquire and hold real estate assets. Our principal business objective is to hold mortgage assets that will generate net income for distribution to stockholders. We may acquire additional mortgage assets in the future, although management currently has no intention of acquiring additional assets. Aurora Bank, FSB (“Aurora Bank”), an indirect wholly-owned subsidiary of Lehman Brothers Holdings Inc. (“LBHI”; LBHI with its subsidiaries, “Lehman Brothers”), owns all of our common stock. Prior to the merger with Aurora Bank, which is further discussed below, CCPC was a subsidiary of Capital Crossing Bank (“Capital Crossing”), a federally insured Massachusetts trust company, and Capital Crossing owned all of CCPC’s common stock. We operate in a manner intended to allow us to be taxed as a real estate investment trust, or a “REIT,” under the Internal Revenue Code of 1986, as amended. As a REIT, CCPC will not be required to pay federal or state income tax if we distribute our earnings to our shareholders and continue to meet a number of other requirements.
     On March 31, 1998, Capital Crossing Bank capitalized CCPC by transferring mortgage loans valued at $140.7 million in exchange for 1,000 shares of 8% Cumulative Non-Convertible Preferred Stock, Series B, valued at $1.0 million and 100 shares of our common stock valued at $139.7 million. The carrying value of these loans approximated their fair values at the date of contribution.
     On May 11, 2004, CCPC closed our public offering of 1,500,000 shares of 8.50% Non-Cumulative Exchangeable Preferred Stock, Series D. Our net proceeds from the sale of Series D preferred stock was $35.3 million. The Series D preferred stock became redeemable at our option on July 15, 2009, with the prior consent of the Office of Thrift Supervision (the “OTS”).
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
Business
     Our principal business objective is to hold mortgage assets that will generate net income for distribution to stockholders. We may acquire additional mortgage assets in the future, although management currently has no intention of acquiring additional assets. All of the mortgage assets in our loan portfolio at March 31, 2010 were acquired from Capital Crossing Bank or Aurora Bank and it is anticipated that substantially all additional mortgage assets, if any are acquired in the future, will be acquired from Aurora Bank. Aurora Bank administers our day-to-day activities in its roles as servicer under the Master Service Agreement, as amended, entered into between Aurora Bank and CCPC (the “MSA”) and as advisor under the Advisory Agreement, as amended, entered into between Aurora Bank and CCPC (the “AA”).
Recent Developments
     Asset Exchange. On November 18, 2009, CCPC and our parent, Aurora Bank, entered into an Asset Exchange Agreement (the “November Asset Exchange”) pursuant to which Aurora Bank agreed to assign various one-to-four family residential mortgage loans (“Residential Loans”) to us in exchange for our assignment of certain commercial and multi-family mortgage loans to Aurora Bank. Pursuant to the November Asset Exchange, the Residential Loans assigned to us were to be of equal or greater value to the commercial and multi-family loans assigned to Aurora Bank. The November Asset Exchange was subject to the receipt of a non-objection from the OTS, which was granted on August 17, 2009. The November Asset Exchange was consummated on November 18, 2009 (with an effective date as of November 1, 2009) which resulted in us receiving residential mortgage loans, including jumbo mortgage loans having a closing value of $199,000 greater than the value of the commercial and multi-family loans transferred to Aurora Bank.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
     These condensed financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. Certain prior period amounts may have been reclassified to conform to current period presentation. It is the opinion of management that these condensed financial statements reflect all adjustments that are normal and recurring and that are necessary for a fair presentation of the results for the interim periods presented. These condensed financial statements included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K as of, and for the year ended December 31, 2009. Interim results are not necessarily indicative of results to be expected for the entire year.
Use of estimates
     In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the fair value of loans held for sale. The fair value of the loan portfolio was estimated based upon an internal analysis by management and a third party valuation specialist which considered, among other things, information, to the extent available, about then current sale prices, bids, credit quality, liquidity and other available information for loans with similar characteristics as our loan portfolio. For a more detailed discussion of the basis for the estimates of the fair value of our loan portfolio, please see Note 6 below.
Cash and Cash Equivalents
     Cash and cash equivalents include cash and interest bearing deposits held at Aurora Bank with original maturities of ninety days or less. The majority of the cash is held in a money market account that bears interest at rates determined by Aurora Bank which generally follow federal funds rates. The money market account has a limitation on the number of monthly withdrawals, but there is no limit on the amount of the withdrawals either individually or in the aggregate.
Loans Held for Sale
     On February 5, 2009, CCPC and Aurora Bank entered into an Asset Exchange Agreement (the “February Asset Exchange”) pursuant to which we agreed to transfer the entire loan portfolio secured primarily by commercial real estate and multi-family residential real estate to Aurora Bank in exchange for loans secured primarily by residential real estate. As a result, during the first quarter of 2009 we reclassified all of our loan assets as held for sale, recorded a fair value adjustment and reported these loans at the lower of the their accreted cost or market value. The February Asset Exchange was terminated prior to its consummation.
     Effective November 1, 2009, CCPC and Aurora Bank entered into and consummated the November Asset Exchange pursuant to which we agreed to an exchange of loans with Aurora Bank, though with a lesser quantity of loans than the February Asset Exchange. We continue to report the portion of the loan assets that were retained after the November Asset Exchange at the lower of their accreted cost or market value. For these retained loans, the carrying value of the loans will be recognized only up to the cost on the date they were classified as held for sale. We have elected the fair value option for the loans that were received from the November Asset Exchange as we believe it provides the best measurement of asset value for each reporting date. For these acquired loans, the carrying value of the loans will be equivalent to fair value which may reflect an unrealized gain or loss relative to the cost of the loans.
     The fair value of our loan portfolio is estimated based upon an analysis prepared by management and a third party valuation specialist which considers, among other factors, information, to the extent available, about then current sale prices, bids, credit quality, liquidity and other available information for loans with similar characteristics as our loan portfolio. The geographical location and geographical concentration of the loans in our portfolio is considered in the analysis. The valuation of the loan portfolio involves a significant level of management estimation and judgment, the degree of which is dependent on the terms of the loans and the availability of market prices and inputs.
     The amount by which the carrying value of our loan assets differed from the fair value was recorded as an unrealized gain or loss and included in the determination of net income in the period in which the change occurred.
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
Discounts on Acquired Loans
     Prior to February 5, 2009, our loan assets were classified as held for investment and recorded at accreted cost, which accounted for the amortization of any purchase discount and deferred fees, less an allowance for loan losses. We reviewed acquired loans for differences between contractual cash flows and cash flows expected to be collected from our initial investment in the acquired loans to determine if those differences were attributable, at least in part, to credit quality. If those differences were attributable to credit quality, the loan’s contractually required payments receivable in excess of the amount of its cash flows expected at acquisition, or nonaccretable discount, was not accreted into income. We recognized the excess of all cash flows expected at acquisition over our initial investment in the loan as interest income using the interest method over the term of the loan.
Allowance for Loan Losses
     Prior to February 5, 2009, our loan assets were classified as held for investment and recorded at accreted cost, which accounted for the amortization of any purchase discount and deferred fees, less an allowance for loan losses. Since the loan portfolio is now classified as held for sale and recorded either at fair value, or the lower of its accreted cost or market value, we no longer maintain an allowance for loan losses. In prior periods, arriving at an appropriate level of allowance for loan losses required a high degree of judgment. The allowance for loan losses was increased or decreased through a provision for loan losses.
Revenue Recognition
     We recognize interest income on loans as revenue as it is earned. This revenue is included in Interest and fees on loans on the Statements of Operations. Any remaining discount relating to the purchase of the loans by us is not amortized as interest income during the period the loans are classified as held for sale but recognized when the related loan is paid in full or sold. Any loan which returns to performing status from non-performing status is placed back on accrual status.
Taxes
     We have elected, for federal income tax purposes, to be treated as a REIT and intend to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “IRC”). Accordingly, we will not be subject to corporate income taxes to the extent we distribute at least 90% of our net taxable income, excluding net capital gains, to stockholders and as long as certain assets, income, distribution and stock ownership tests are met in accordance with the IRC. Management has evaluated the requirements for REIT status and believes that we qualify as a REIT for federal and state income tax purposes. As such, no provision for income taxes is included in the accompanying financial statements.
     For the year ended December 31, 2009, we were subject to excise tax equal to 4% of the undistributed portion of adjusted ordinary income. The excise tax liability resulted from us not distributing 85% of our 2009 ordinary income. For the three months ended March 31, 2010, we have not accrued an excise tax liability pending a decision by the OTS on our request for the payment of dividends.
Significant Concentration of Credit Risk
     We had cash and cash equivalents of $53.9 million as of March 31, 2010. These funds were held in interest bearing and non-interest bearing accounts with Aurora Bank. The Federal Deposit Insurance Corporation (“FDIC”) provides coverage on these accounts which as of March 31, 2010 was limited to $250,000. Cash in excess of FDIC coverage limitations is subject to credit risk.
Recent Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued a standards update on improving disclosures about fair value measurements. The update requires expanded disclosures including the techniques and inputs used to measure fair value, transfers in and out of Levels 1 and 2, and disaggregation of components within the reconciliation of Level 3 fair value measurements. This update to the standards is effective for this interim report, except for the disaggregation of components within the reconciliation of Level 3 items, which is effective for our fiscal year beginning January 1, 2011 and for interim periods within that fiscal year. We have included the applicable disclosures in Note 6, Fair Value Measurements.
     In February 2010, the FASB issued a standards update on improving disclosures about subsequent events so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This update to the standards is effective for this interim report. The adoption of this update to the standards did not impact our financial statements as it only impacts the footnote disclosures. We have included the applicable disclosures in Note 7, Subsequent Events.
NOTE 3. BANKRUPTCY OF LBHI AND REGULATORY ACTIONS INVOLVING AURORA BANK
Bankruptcy of Lehman Brothers Holding Inc.
     Bankruptcy of Lehman Brothers Holdings Inc. On September 15, 2008, LBHI filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy filing of LBHI has materially and adversely affected the capital and liquidity of Aurora Bank, our parent company. This has led to increased regulatory constraints being placed on Aurora Bank by its bank regulatory authorities, primarily the OTS. Certain of these constraints apply to Aurora Bank’s subsidiaries, including CCPC. As more fully discussed below, both the bankruptcy filing of LBHI and the increased regulatory constraints placed on Aurora Bank have negatively impacted our ability to conduct our business according to our business objectives.
Regulatory Actions Involving Aurora Bank
     Aurora Bank — Regulatory Actions and Capital Levels. On January 26, 2009, the OTS entered a cease and desist order against Aurora Bank (the “Order”). The Order, among other things, required Aurora Bank to file various privileged prospective operating plans with the OTS to manage the liquidity and operations of Aurora Bank going forward, including a strategic plan. The Order requires Aurora Bank to ensure that each of its subsidiaries, including CCPC, complies with the Order, including the operating restrictions contained in the Order. These operating restrictions, among other things, restrict transactions with affiliates, contracts outside the ordinary course of business and changes in senior executive officers, board members or their employment arrangements without prior written notice to the OTS. On February 4, 2009 the OTS issued a prompt corrective action directive to Aurora Bank (the “PCA Directive”). The PCA Directive requires Aurora Bank to, among other things, raise its capital ratios such that it will be deemed to be “adequately capitalized” and places additional constraints on Aurora Bank and its subsidiaries, including CCPC. More detailed information can be found in the Order and the PCA Directive themselves, copies of which are available on the OTS’ website.
     During 2009, LBHI contributed additional capital to Aurora Bank, which improved Aurora Bank’s capital position. At March 31, 2010, according to a public filing with the OTS, Aurora Bank’s total risk-based capital ratio was above the 10% threshold required to achieve the “well-capitalized” designation. However, due to the continuation of the provisions of the Order and the PCA Directive, Aurora Bank was deemed to be “adequately capitalized.” The classification of Aurora Bank’s capitalization level is subject to review and acceptance by the OTS. The Order and the PCA Directive were still effective as of the date of issuance of this interim report. At March 31, 2010, we had total assets of $84.1 million, including cash and cash equivalents of $53.9 million, and total liabilities of less than $0.3 million.
     Dividend Payments. Following the payment of the first quarter 2009 dividends to our Series B and Series D preferred shareholders, the OTS required Aurora Bank, our parent, to submit a formal request for non-objection determination to permit the resumption of normal payment of dividends. Beginning in March 2009, dialogue and correspondence commenced with the OTS relating specifically to the resumption of dividend payments, which resulted in the submission of the formal request on July 28, 2009. Aurora Bank and CCPC have informed the OTS that failure to permit the distribution of dividends may cause CCPC to fail to qualify as a REIT and therefore be subject to federal and state income taxes of approximately $1.1 million for the 2009 tax year, excluding penalties and interest. If CCPC no longer qualifies as a REIT, we may be subject to federal and state income taxes for 2010 and future years. In order to qualify as a REIT, distributions must be declared on or before September 15, 2010 and paid on or before December 31, 2010. Aurora Bank and CCPC continue to be engaged in dialogue with the OTS regarding the resumption of dividend payments. There can be no assurance that the OTS will grant the non-objection request, nor can there be any assurance that any further dividends will be paid or that CCPC will continue to qualify as a REIT. At March 31, 2010, we had $75,000 of dividends in arrears related to our 8% Series B preferred stock. The Series D preferred stock is non-cumulative and as such, there are no dividends in arrears.

NOTE 4. LOANS
     As of March 31, 2010, the loan portfolio was comprised primarily of loans secured by one-to-four family residential real estate loans, the majority of which were located in California. Comparatively, as of March 31, 2009, a substantial portion of the loan portfolio was comprised of loans secured by commercial and multi-family real estate located in California, New England and Nevada.
     On November 18, 2009, CCPC and Aurora Bank entered into and consummated the November Asset Exchange pursuant to which we agreed to transfer 93 loans secured primarily by commercial real estate and multi-family residential real estate to Aurora Bank in exchange for 74 loans secured primarily by residential real estate. There were no other acquisitions, sales or exchanges of loans during 2009 and through March 31, 2010.
     We use carrying value to reflect loans valued at the lower of their accreted cost or market value, or at their fair value, as applicable to the individual loans’ valuation method as selected by us in accordance with accounting standards.
     A summary of the carrying value and unpaid principal balance (“UPB”) of loans is as follows:

	March 31, 2010		December 31, 2009
	Carrying	Unpaid Principal	Carrying	Unpaid Principal
	Value	Balance	Value	Balance
	(In Thousands)
Mortgage loans, held for sale:
Commercial real estate	$—	$—	$—	$—
Multi-family residential	—	—	—	—
One-to-four family residential	20,280	28,959	22,531	32,007

Total loans held for sale, at fair value	20,280	28,959	22,531	32,007

Mortgage loans, held for sale (1):
Commercial real estate	$6,916	$10,862	$6,380	$11,324
Multi-family residential	743	1,184	693	1,203
One-to-four family residential	222	369	219	379

Total loans held for sale, at lower of accreted cost or market value	7,881	12,415	7,292	12,906

Total mortgage loans, held for sale:
Commercial real estate	$6,916	$10,862	$6,380	$11,324
Multi-family residential	743	1,184	693	1,203
One-to-four family residential	20,502	29,328	22,750	32,386

Total loans held for sale	28,161	41,374	29,823	44,913

Loans, net	$28,161		$29,823

(1)	Though the table compares the carrying value of these loans against UPB, these loans are carried at the lower of accreted cost or market value and the carrying value cannot exceed the cost of these loans which for all loans is less than UPB.

     A summary of the loans on non-accrual status is as follows:

	March 31, 2010		December 31, 2009
	Carrying	Unpaid Principal	Carrying	Unpaid Principal
	Value	Balance	Value	Balance
	(In Thousands)
Mortgage loans on non-accrual status:
Commercial real estate	$535	$733	$318	$792
Multi-family residential	—	—	—	—
One-to-four family residential	42	92	—	—

Total loans on non-accrual status	$577	$825	$318	$792

As of March 31, 2010 and December 31, 2009, there were nine loans representing seven borrowers in non-accrual status and seven loans representing five borrowers in non-accrual status, respectively.
     Activity in the allowance for loan losses follows:

	Three Months Ended March 31,
	2010	2009
	(In Thousands)
Balance at beginning of period	$—	$915
Reversal of allowance	—	(915)

Balance at end of end of period	$—	$—

NOTE 5. RELATED PARTY TRANSACTIONS
     Aurora Bank administers our day-to-day activities in its roles as servicer under the MSA and as advisor under the AA. Both the MSA and the AA were amended on March 29, 2010 with retroactive effect as of January 1, 2010.
     Prior to the amendment of the MSA, Aurora Bank in its role as servicer received an annual servicing fee equal to 0.20%, payable monthly, on the gross average UPB of loans serviced for the immediately preceding month. The amendment to the MSA changed the calculation of fees payable to each subservicer. Prior to the amendment of the AA on March 29, 2010, Aurora Bank in its role as advisor received an annual advisory fee equal to 0.05%, payable monthly, of the gross average UPB of our loans for the immediately preceding month, plus reimbursement for certain expenses incurred by Aurora Bank as advisor. The amendment of the AA changed the management fee to $25,000 per month. The amount of $75,000 was recognized in the first quarter of 2010 and is included in Loan servicing and advisory services on the Statement of Operations.
     At March 31, 2010, we have a Receivable from affiliates of $1.7 million which represents cash received during the first quarter of 2010 by the servicer, in this case the parent and a subsidiary of the parent, which was not remitted to us by March 31, 2010.
NOTE 6. FAIR VALUE MEASUREMENTS
Fair Value Measurements
     Prior to February 5, 2009, our loan assets were classified as held for investment and recorded at accreted cost, and we amortized any purchase discount and deferred fees, less a provision to the allowance for loan losses. As a result of entering into the February Asset Exchange, our loans were reclassified as held for sale and were reported at the lower of their accreted cost or market value. A valuation allowance was recorded to recognize the excess of accreted cost over fair value. The February Asset Exchange was terminated prior to consummation. However, because we continued to explore potential alternative transactions, our loan assets continued to be recorded at the lower of accreted cost or market value.

     As of March 31, 2010 and December 31, 2009, our portfolio of loans consisted of two categories. For the loans acquired through the November Asset Exchange, we elected the fair value option. These loans are reported at fair value and reflected in Loans held for sale, at fair value on the Balance Sheets. The amount by which the carrying value of our loan assets changes as a result of an updated valuation is recorded as an unrealized gain or loss and is included in the determination of net income in the period in which the change occurs. Loans not transferred to Aurora Bank as part of November Asset Exchange continue to be reported at the lower of their accreted cost or market value and reflected in Loans held for sale, at lower of accreted cost or market value on the Balance Sheets. The carrying value of those loans will be recognized only up to the accreted cost on the date they were classified as held for sale.
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
     Accounting standards require the categorization of financial assets and liabilities based on a hierarchy of the inputs to the valuation techniques used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to valuation methods using unobservable inputs (Level 3). The three levels are described below:
Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Level 2 — Inputs are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.
Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.
     The categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. In the fair value determination of our loans at March 31, 2010, all of our loans held for sale were categorized as level 3. Considerable judgment may be required in interpreting data used to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in an actual current market exchange. The use of different market assumptions and/or estimation methodologies may have an effect on the estimated fair value.
     The fair value of our residential loan portfolio was estimated based upon analyses prepared by management and a third party valuation specialist. The valuation specialist uses various proprietary cash flow models to derive its fair value estimates. These models consider significant inputs such as loan type, loan age, loan to value ratio, payment history, and property location, as well as significant assumptions such as estimated rates of loan delinquency, potential recovery, discount rate, and the impact of interest rate reset. The third party valuation specialist also considers discussions with industry professionals to identify recent trade quotes or prices in estimating the amount at which a third party might purchase the loans and their yield requirements. Management also considers available market information and quotes received from third parties. The valuation of the loan portfolio involves a significant level of management estimation and judgment, the degree of which is dependent on the terms of the loans and the availability of market prices and inputs.
     The table presented below summarizes the change in balance sheet carrying value associated with Level 3 loans during the three months ended March 31, 2010.

	Balance		Net		Balance
	December 31,		Transfers	Net Gains	March 31,
	2009	Payments	In / Out	(Losses)(1)	2010
	(In Thousands)
Loans Held for Sale:
Commercial real estate	$6,380	$(349)	$—	$885	$6,916
Multi-family residential	693	(19)	—	69	743
One-to-four family residential	22,750	(3,058)	—	810	20,502

Total	$29,823	$(3,426)	$—	$1,764	$28,161

(1)	Net Gains and Losses is included in Gain (loss) on loans held for sale on the Statement of Operations.

Fair Value of Financial Instruments
     Accounting standards require disclosure of estimated fair values of all financial instruments where it is practicable to estimate such values. In determining the fair value measurements for financial assets and liabilities, we utilize quoted prices, when available. If quoted prices are not available, we estimate fair value using present value or other valuation techniques that utilize inputs that are observable for the asset or liability, either directly or indirectly, when available. When observable inputs are not available, inputs may be used that are unobservable and, therefore, reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.
     Accounting standards exclude certain financial instruments and all nonfinancial instruments from disclosure requirements. Accordingly, the aggregate fair value amounts presented may not represent the underlying value of the entire company.
     The following methods and assumptions were used by us in estimating fair value of financial instruments:
Cash and cash equivalents: The carrying value of cash and interest-bearing deposits approximate fair value because of the short-term nature of these instruments.
Loans: The fair value of our loan portfolio was estimated based upon an analysis prepared by management and a third party valuation specialist which considered, among other factors, information, to the extent available, about the then current sale prices, bids, credit quality, liquidity and other available information for loans with similar characteristics as our loan portfolio. The valuation of the loan portfolio involves a considerable level of management estimation and judgment, the degree of which is dependent on the terms of the loans and the availability of market prices and inputs.
Receivable from affiliates: The carrying value of the Receivable from affiliates approximates fair value because of the short-term nature of these financial instruments.
Accrued interest receivable: The carrying value of accrued interest receivable approximates fair value because of the short-term nature of these financial instruments.
     The estimated fair values, and related carrying value, of our financial instruments are as follows:

	March 31, 2010		December 31, 2009
		Fair		Fair
	Carrying Value	Value	Carrying Value	Value
	(In Thousands)
Cash and cash equivalents	$53,904	$53,904	$51,823	$51,823
Loans, net	28,161	28,161	29,823	29,823
Receivable from affiliates	1,731	1,731	—	—
Accrued interest receivable	298	298	393	393
NOTE 7. SUBSEQUENT EVENTS
     We have assessed events that occurred subsequent to March 31, 2010 for potential disclosure and recognition on the financial statements. No additional events have occurred that would require disclosure in or adjustment to our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This report for Capital Crossing Preferred Corporation (hereafter referred to as CCPC, we, us and our) contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could” are intended to identify such forward-looking statements. These statements are not historical facts, but instead represent our current expectations, plans or forecasts of our future results, growth opportunities, business outlook, loan growth, credit losses, liquidity position and other similar matters, including, but not limited to, the ability to pay dividends with respect to the Series B and Series D preferred stock, future bank regulatory actions that may impact us and the effect of the bankruptcy of LBHI on us. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond our control. Actual outcomes and results may differ materially from those expressed in, or implied by, any forward-looking statement. You should not place undue reliance on any forward-looking statement and should consider all uncertainties and risks, including, among other things, the risks set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2009, as well as those discussed in any of our other subsequent Securities and Exchange Commission filings. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.
     Possible events or factors could cause results or performance to differ materially from what is expressed in our forward-looking statements. These possible events or factors include, but are not limited to, those risk factors discussed under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 or in Item 1A of this Quarterly Report on Form 10-Q, and the following: limitations by regulatory authorities on our ability to implement our business plan and restrictions on our ability to pay dividends; further regulatory limitations on the business of Aurora Bank that are applicable to us; negative economic conditions that adversely affect the general economy, housing prices, the job market, consumer confidence and spending habits which may affect, among other things, the credit quality of our loan portfolios (the degree of the impact of which is dependent upon the duration and severity of these conditions); the level and volatility of interest rates; changes in consumer, investor and counterparty confidence in, and the related impact on, financial markets and institutions; legislative and regulatory actions which may adversely affect our business and economic conditions as a whole; the impact of litigation and regulatory investigations; various monetary and fiscal policies and regulations; changes in accounting standards, rules and interpretations and the impact on our financial statements; and changes in the nature and quality of the types of loans held by us.
     The following discussion of our financial condition, results of operations, capital resources and liquidity should be read in conjunction with the condensed financial statements and related notes included elsewhere in this report and the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC.
Executive Level Overview
     Aurora Bank, an indirect wholly-owned subsidiary of Lehman Brothers Holdings Inc. (“LBHI” and together with its subsidiaries, “Lehman Brothers”), owns all of CCPC common stock. Capital Crossing Bank was the sole common stockholder of CCPC until February 14, 2007. As of March 31, 2010, the Series B preferred stock and Series D preferred stock remain outstanding and remain subject to their existing terms and conditions, including the call feature with respect to the Series D preferred stock.
     All of the mortgage assets in our loan portfolio at March 31, 2010 were acquired from Capital Crossing Bank or Aurora Bank and it is anticipated that substantially all additional mortgage assets, if any are acquired in the future, will be acquired from Aurora Bank. As of March 31, 2010, our loan portfolio had a carrying value of $28.2 million and an unpaid principal balance (“UPB”) of $41.4 million. There were no loans purchased or sold during the three months ended March 31, 2010.
     Residential loans constituted approximately 73% of the total loans in our loan portfolio at March 31, 2010. Commercial mortgage and multifamily loans constituted the remaining approximately 27%. Commercial mortgage loans are generally subject to greater risks than other types of loans. Our commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, tend to have shorter maturities than other mortgage loans and may not be fully amortizing. As of March 31, 2010, 98.0% of the carrying value of all loans was classified as performing.
     Properties underlying our current mortgage assets are concentrated primarily in California and comprised approximately 43% of the total carrying value of the loan portfolio as of March 31, 2010. Beginning in 2007 and through the present, the housing and real estate sectors in California have been hit particularly hard by the recession with higher overall foreclosure rates than the national average. If California experiences continued or further adverse economic, political or business conditions, or natural hazards, we will likely experience higher rates of loss and delinquency on our mortgage loans than if our loans were more geographically diverse.
     Decisions regarding the utilization of our cash are based, in large part, on our future commitments to pay preferred stock and common stock dividends. Future decisions regarding mortgage asset acquisitions and returns of capital will be based on the level of preferred stock and common stock dividends at that time and the required level of income necessary to generate adequate dividend coverage and other factors determined to be relevant at that time.
     Net income available to the common shareholder increased $16.6 million to $2.2 million for the three months ended March 31, 2010, compared to a net loss of $14.4 million for the same period in 2009. The increase between the two quarterly periods in net income available to the common shareholder was primarily the result of the following:
•	An increase in the gain / loss on loans held for sale of $16.9 million. In the first quarter of 2010 there was a gain on loans held for sale of $1.8 million as compared to a loss of $15.2 million in the first quarter of 2009. A loss on loans held for sale was initially recorded in the first quarter of 2009 as a result of the reclassification of our loan portfolio to held for sale in connection with the February Asset Exchange Agreement and recording the loan portfolio at fair value. The gain in the first quarter of 2010 was the result of an increase in the fair value measurement of the loan portfolio as of March 31, 2010 as compared to December 31, 2009.

•	A decrease in provision for loan losses on loans held for investment of $915,000. In the first quarter of 2009 the provision for loan losses decreased by $915,000 to $0 as a result of the reclassification of the loan portfolio to held for sale.

•	A decrease of $816,000 in preferred stock dividends.

•	A decrease in interest income of $344,000 resulting mainly from the discontinuance of the amortization of purchase discount and fees on loans as a result of the loans being reclassified as held for sale during the first quarter of 2009 and a decrease in average loan balances.

•	A decrease in operating expenses of $56,000 mainly attributable to a decrease in legal fees incurred in connection with the 2009 February Asset Exchange Agreement.
Impact of Economic Recession
     The U.S. economy was in a recession in 2008 and portions of 2009. The economic downturn dramatically impacted the housing market with falling home prices and increasing foreclosures. Combined with high levels of unemployment and underemployment, these economic forces have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks.
     Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of delinquencies, decreased consumer spending, lack of confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on borrowers, and lack of confidence in the financial markets have negatively impacted the credit quality of our commercial loan portfolio and our residential loan portfolio. The depth and breadth of the downturn as well as the resulting impacts on the credit quality of both our commercial and residential loan portfolios remain unclear. We expect, however, continued market turbulence and economic uncertainty to continue well into 2010.
Bankruptcy of LBHI
     On September 15, 2008, LBHI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Aurora Bank is an indirect subsidiary of LBHI. Aurora Bank has not been placed into bankruptcy, reorganization, conservatorship or receivership and CCPC has not filed for bankruptcy protection. The bankruptcy of LBHI may limit the ability of LBHI to contribute capital to Aurora Bank now or in the future. In addition, the timing and amount of any payments received by Aurora Bank with respect to debts owed to Aurora Bank by LBHI may be limited by the bankruptcy of LBHI, which could in turn negatively impact the assets, capital levels and regulatory capital ratios of Aurora Bank. We are dependent in virtually every phase of our operations on the management of Aurora Bank and as a subsidiary of Aurora Bank we are subject to regulation by federal banking authorities. The bankruptcy of LBHI and its potential negative effects on Aurora Bank has resulted in increased oversight over CCPC by the Office of Thrift Supervision (the “OTS”).
Asset Exchange
     On November 18, 2009, CCPC and our parent, Aurora Bank, entered into an Asset Exchange Agreement (the “November Asset Exchange”) pursuant to which Aurora Bank agreed to assign various single family residential mortgage loans (“Residential Loans”) to us in exchange for our assignment of certain commercial and multi-family mortgage loans to Aurora Bank. Pursuant to the November Asset Exchange, the Residential Loans assigned to us would be of equal or greater value to the commercial and multi-family loans assigned to Aurora Bank. The November Asset Exchange was subject to non-objection by the OTS, which was granted on August 17, 2009. The November Asset Exchange was consummated on November 18, 2009 (with an effective date of November 1, 2009) which resulted in us receiving residential mortgage loans, including jumbo mortgage loans having a closing value of $199,000 greater than the value of the commercial and multi-family mortgage loans transferred to Aurora Bank. There can be no assurance that the Residential Loans transferred to us will maintain their current value, or in the future, continue to exceed the value of the commercial and multi-family mortgage loans transferred to Aurora Bank. The November Asset Exchange altered the mix within our loan portfolio to consist primarily of residential mortgage assets.
Regulatory Actions Involving Aurora Bank
     On January 26, 2009, the OTS entered a cease and desist order against Aurora Bank (the “Order”). The Order, among other things, required Aurora Bank to file various privileged prospective operating plans with the OTS to manage the liquidity and operations of Aurora Bank going forward. The Order requires Aurora Bank to ensure that each of its subsidiaries, including CCPC, complies with the Order, including the operating restrictions contained in the Order. These operating restrictions, among other things, restrict transactions with affiliates, contracts outside the ordinary course of business and changes in senior executive officers, board members or their employment arrangements without prior written notice to the OTS. In addition, on February 4, 2009 the OTS issued a prompt corrective action directive to Aurora Bank (the “PCA Directive”). The PCA Directive requires Aurora Bank to, among other things, raise its capital ratios such that it will be deemed to be “adequately capitalized” and places additional constraints on Aurora Bank and its subsidiaries, including CCPC. The Order and the PCA Directive have resulted in increased oversight by the OTS of Aurora Bank and CCPC, and may result in further restrictions on our ability to conduct our business. The Order and the PCA Directive were still effective as of the date of issuance of this interim report. More detailed information can be found in the Order and the PCA Directive themselves, copies of which are available on the OTS’ website (www.ots.treas.gov).
     On June 26, 2009, the OTS notified Aurora Bank that, as a result of the Order and the PCA Directive, the prior approval of the OTS is currently required before payment of dividends on the Series D preferred stock are made. The terms of the Series B preferred stock provide that dividends payable to the Series B holders are junior in priority to the payment of dividends to the Series D holders. Therefore, as a result of the notice from the OTS, our Board of Directors (the “Board of Directors”) voted not to declare or pay the Series D and Series B preferred stock dividends that would have been payable for the first quarter of 2010. Aurora Bank has made a formal request to the OTS to approve the payment of future dividends on the preferred stock and responded to requests from the OTS for additional information on the payment of these dividends; however, the OTS has not yet ruled on this request and there can be no assurance that such approval will be received from the OTS or when or if such OTS approval requirement will be removed. Furthermore, even if approval is received from the OTS, any future dividends on the preferred stock will be payable only when, as and if declared by the Board of Directors. At March 31, 2010, we had $75,000 of dividends in arrears related to CCPC’s 8% Series B preferred stock. The Series D preferred stock is non-cumulative and as such, there are no dividends in arrears.
     At March 31, 2010, according to a public filing with the OTS, Aurora Bank’s total risk-based capital ratio was above the 10% threshold required to achieve the “well-capitalized” designation. However, due to the continuation of the provisions of the Order and the PCA Directive, Aurora Bank was deemed to be “adequately capitalized.” The classification of Aurora Bank’s capitalization level is subject to review and acceptance by the OTS. The Order and the PCA Directive were still effective as of the date of issuance of this interim report.
Application of Critical Accounting Policies and Estimates
     Our discussion and analysis of financial condition and results of operations are based upon our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these condensed financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed financial statements and the reported amount of revenues and expenses in the reporting period. Our actual results may differ from these estimates. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date on the front cover of this report. We have provided a comprehensive summary of our significant accounting policies in Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. We have provided a summary of relevant recent accounting pronouncements in Note 2 of this interim report.

Results of Operations for the Three Months Ended March 31, 2010 and 2009
Interest income
     The yields on our interest-earning assets are summarized as follows:

	Three Months Ended March 31,
	2010			2009
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
	(In Thousands)			(In Thousands)
Loans, net (1)	$43,256	$637	5.89%	$48,847	$829	6.88%
Interest-bearing deposits	52,237	39	0.30	44,398	191	1.74

Total interest-earning assets	$95,493	$676	2.83%	$93,245	$1,020	4.44%

(1)	For purposes of providing a meaningful yield comparison, the foregoing table reflects the average accreted cost of the loans, net of discounts, or alternatively, the UPB for loans acquired in the November Asset Exchange, and not the fair value of the loan portfolio. Non-performing loans are excluded from average balance calculations.
     The decline in interest income from the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was the combined result of the decrease in the average balance of loans and the decrease in the yield on loans and deposits.
     The average balance of the loans for the three months ended March 31, 2010 totaled $43.3 million compared to $48.8 million for the corresponding period in 2009. This decrease is primarily attributable to loan payoffs, offset by amortization of loans and the November Asset Exchange. The yield on the loan portfolio decreased .99% in the three months ended March 31, 2010 compared to the corresponding period in 2009. For the three months ended March 31, 2010, interest and fee income recognized on loan payoffs increased $30,000, or 33%, to $120,000 from $90,000 for the corresponding period in 2009. The level of interest and fee income recognized on loan payoffs varies for numerous reasons, as further discussed below. The yield from regularly scheduled interest and accretion income decreased to 4.78% for the three months ended March 31, 2010 from 6.13% for the same period in 2009 primarily due to a $128,000 reduction in interest income resulting from the discontinuance of the amortization of purchase discount and fees on loans as a result of the loans being reclassified to held for sale during the first quarter of 2009, a reduction in average balances and decreases in market interest rates.
     For interest-bearing deposits, the increase in the average balance was mainly due to cash flows from loan repayments slightly offset by operating expenses. The rate earned on interest-bearing deposits has remained unchanged since its decrease in July 2009 from 1.75% to 0.30%, resulting in a decrease in interest income and yield for the comparable three month periods.
     Prior to February 5, 2009, when a loan was paid off, the excess of any cash received over the net investment was recorded as interest income. In addition to the amount of purchase discount that was recognized at that time, income may also have included interest owed by the borrower prior to our acquisition of the loan, interest collected on non-performing loans, prepayment fees and other loan fees. For periods after February 5, 2009, when a loan is paid off, the excess of any cash received over the net investment is considered in the assessment of the gain or loss on loans held for sale. The following table sets forth, for the periods indicated, the components of interest and fees on loans. There can be no assurance regarding future interest income, including the yields and related level of such income, or the relative portion attributable to loan payoffs as compared to other sources.

	Three Months Ended March 31,
	2010		2009
	Interest		Interest
	Income	Yield	Income	Yield
		(In Thousands)
Regularly scheduled interest and accretion income	$517	4.78%	$739	6.13%
Interest and fee income recognized on loan pay-offs:
Accretable discount	112	1.04	70	0.58
Other interest and fee income	8	0.07	20	0.17

	120	1.11	90	0.75

	$637	5.89%	$829	6.88%

     The amount of loan pay-offs and related discount income is influenced by several factors, including the interest rate environment, the real estate market in particular areas, the timing of transactions, and circumstances related to individual borrowers and loans. The amount of individual loan payoffs is often a result of negotiations between us and the borrower. Based upon credit risk analysis and other factors, we will, in certain instances, accept less than the full amount contractually due in accordance with the loan terms.
Reductions in allowance for loan losses
     We recorded reductions in the allowance for loan losses of $915,000 for the three months ended March 31, 2009 to reflect the reclassification of loans held for sale in 2009. Since the loan portfolio is now classified as held for sale and recorded either at fair value, or the lower of its accreted cost or at market value, we no longer maintain an allowance for loan losses.
Operating expenses
     Loan servicing and advisory expenses increased $88,000, or 200%, to $132,000 for the three months ended March 31, 2010 from $44,000 in the same period in 2009. The increase in 2010 is primarily due to increased fees under the AA, as amended.
     Other general and administrative expenses decreased $144,000, or 51% to $142,000 for the three months ended March 31, 2010 from $286,000 in the same period in 2009. The net decrease in 2009 is primarily attributable to a decrease in legal fees incurred in connection with the February Asset Exchange Agreement.
Preferred stock dividends
     Preferred stock dividends decreased by 100% to $0 for the three months ended March 31, 2010 compared to $816,000 in the same period in 2009 because the dividends that would have been payable for the first quarter of 2010 were not declared or paid as a result of the Order and the PCA Directive. Aurora Bank has made a formal request to the OTS to approve the payment of future dividends on the preferred stock and responded to requests from the OTS for additional information on the payment of these dividends; however, the OTS has not yet ruled on this request and there can be no assurance that such approval will be received from the OTS or when or if such OTS approval requirement will be removed. If the OTS does not approve this request, we will be prohibited from paying future dividends, which could result in us failing to qualify as a REIT. Furthermore, even if approval is received from the OTS, any future dividends on the preferred stock will be payable only when, as and if declared by the Board of Directors. Subject to directives of the OTS, we intend to pay dividends on preferred stock and common stock in amounts necessary to continue to preserve our status as a REIT under the Internal Revenue Code.
Changes in Financial Condition
Interest-bearing Deposits with Parent
     Interest-bearing deposits with parent consist entirely of money market accounts. The balance of interest-bearing deposits increased $2.1 million to $53.7 million as of March 31, 2010 compared to $51.6 million as of December 31, 2009. The increase in the balance of interest-bearing deposits is the result of cash flows from loan repayments partially offset by a decrease in net cash from operating activities.
Loan Portfolio
     The loan portfolio is summarized as follows:

	March 31, 2010		December 31, 2009
	Carrying	Percentage	Carrying	Percentage
	Value	of Total	Value	of Total
		(In Thousands)
Mortgage loans:
Commercial real estate	$6,916	24.6%	$6,380	21.4%
Multi-family residential	743	2.6	693	2.3
One-to-four family residential	20,502	72.8	22,750	76.3

Total	$28,161	100.0%	$29,823	100.0%

     We have historically acquired primarily performing commercial real estate and multi-family residential mortgage loans. On November 18, 2009, CCPC and our parent, Aurora Bank, entered into the November Asset Exchange pursuant to which Aurora Bank agreed to assign various single family residential mortgage loans to CCPC in exchange for our assignment of certain commercial and multi-family mortgage loans to Aurora Bank. The November Asset Exchange altered the mix within our loan portfolio to consist primarily of residential mortgage assets.
     We intend that each loan acquired from Aurora Bank in the future, if any, will be a whole loan, and will be originated or acquired by Aurora Bank in the ordinary course of business. We also intend that all loans held by us will be serviced pursuant to the Master Service Agreement, as amended (the “MSA”) with Aurora Bank.
     Non-performing loans, net of discount, totaled $577,000 as of March 31, 2010 representing nine loans and seven borrowers. Non-performing loans, net of discount, totaled $318,000 as of December 31, 2009 representing seven loans and five borrowers. Loans generally are placed on non-performing status and the accrual of interest is generally discontinued when the collectability of principal and interest is neither probable nor estimable. Unpaid interest income previously accrued on such loans is reversed against current period interest income. A loan is returned to accrual status when it is brought current in accordance with management’s anticipated cash flows at the time of acquisition and collection of principal and interest is probable and estimable.
Interest Rate Risk
     The majority of our loan portfolio consists of variable rate loans with contractual interest rates that are affected by changes in market interest rates. In addition, negative fluctuations in interest rates could reduce the amount of interest paid on our interest bearing cash deposits, which could negatively impact the amount of cash available to pay dividends on preferred stock and common stock. We are not able to precisely quantify the potential impact on operating results or funds available for distribution to stockholders from material changes in interest rates.
Significant Concentration of Credit Risk
     We had cash and cash equivalents of $53.9 million as of March 31, 2010. These funds were held in interest bearing and non-interest bearing accounts with Aurora Bank. The Federal Deposit Insurance Corporation (“FDIC”) provides coverage on these accounts which as of March 31, 2010 was limited to $250,000. Cash in excess of FDIC coverage limitations is subject to credit risk.
     Concentration of credit risk generally arises with respect to our loan portfolio when a number of borrowers engage in similar business activities, or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of our performance to both positive and negative developments affecting a particular industry. Our balance sheet exposure to geographic concentrations directly affects the credit risk of the loans within our loan portfolio.
     At March 31, 2010, 43% of the carrying value of our mortgage loans consisted of loans collateralized by properties located in California. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political or business developments or natural hazards in California that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages. The housing and real estate sectors in California have been particularly impacted by the recession with higher overall foreclosure rates than the national average. If California experiences further adverse economic, political or business conditions, or natural hazards, we will likely experience higher rates of loss and delinquency on our mortgage loans than if our loans were more geographically diverse.
Liquidity Risk Management
     The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of our financial commitments. In managing liquidity risk, we take into account various legal limitations placed on a REIT. Our principal liquidity need is to pay dividends on our preferred shares and common shares.
     If and to the extent that any additional assets are acquired in the future, such acquisitions are intended to be funded primarily through repayment of UPB of mortgage assets by individual borrowers and cash on hand. We do not have and do not anticipate having any material capital expenditures. To the extent that the Board of Directors determines that additional funding is required, we may raise such funds through additional equity offerings, debt financing or retention of cash flow (after consideration of provisions of the Internal Revenue Code requiring the distribution by a REIT of at least 90% of our net taxable income, excluding net capital gains, and taking into account taxes that would be imposed on undistributed income), or a combination of these methods. We do not currently intend to incur any indebtedness. Our organizational documents limit the amount of indebtedness which we are permitted to incur without the approval of the Series D preferred stockholders to no more than 100% of the total stockholders’ equity of CCPC. Any such debt may include intercompany advances made by Aurora Bank to us.
     We may also issue additional series of preferred stock, subject to OTS approval. However, we may not issue additional shares of preferred stock ranking senior to the Series D preferred stock without the consent of holders of at least two-thirds of the Series D preferred stock outstanding at that time. Although CCPC’s charter does not prohibit or otherwise restrict Aurora Bank or its affiliates from holding and voting shares of Series D preferred stock, to our knowledge, there were no shares of Series D preferred stock held by Aurora Bank or its affiliates as of March 31, 2010. Additional shares of preferred stock ranking on a parity with the Series D preferred stock may not be issued without the approval of a majority of our independent directors.
Impact of Inflation and Changing Prices
     Our asset and liability structure is substantially different from that of an industrial company in that virtually all of our assets are monetary in nature. Management believes the impact of inflation on financial results depends upon our ability to react to changes in interest rates and by such reaction, reduce the inflationary impact on performance. Interest rates do not necessarily move in the same direction, or at the same magnitude, as the prices of other goods and services.
     Various information shown elsewhere in this interim report will assist the reader in understanding how CCPC is positioned to react to changing interest rates and inflationary trends. In particular, the discussion of market risk and other maturity and repricing information of our assets is contained in “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss from adverse changes in market prices and interest rates. It is our objective to attempt to manage risks associated with interest rate movements. Currently, approximately 77% of our loan portfolio is comprised of floating rate loans with contractual interest rates that may fluctuate based on changes in market interest rates. In addition, negative fluctuations in interest rates could reduce the amount of interest paid on our interest bearing cash deposits. Our market risk arises primarily from interest rate risk inherent in holding loans. To that end, Aurora Bank actively monitors our interest rate risk exposure pursuant to the AA, as amended, and reports to our management.
     Aurora Bank reviews, among other things, the sensitivity of our assets to interest rate changes, the book and market values of assets, purchase and sale activity, and anticipated loan pay-offs and reports the findings to our management. Aurora Bank’s senior management also approves and establishes pricing and funding decisions with respect to our overall asset and liability composition.
     Our methods for evaluating interest rate risk include an analysis of our interest-earning assets maturing or repricing within a given time period. Since we have no interest-bearing liabilities, a period of rising interest rates would tend to result in an increase in net interest income. A period of falling interest rates would tend to adversely affect net interest income.
     The following table sets forth our interest-rate-sensitive assets categorized by repricing dates and weighted average yields at March 31, 2010. For fixed rate instruments, the repricing date is the maturity date. For adjustable-rate instruments, the repricing date is deemed to be the earliest possible interest rate adjustment date. Assets that are subject to immediate repricing are placed in the overnight column.

	March 31, 2010
			Over One	Over Two	Over Three	Over Four
		Within	to Two	to Three	to Four	to Five	Over Five
	Overnight	One Year	Years	Years	Years	Years	Years	Total	Fair Value
					(In Thousands)
Interest-bearing deposits	$53,720	$—	$—	$—	$—	$—	$—	$53,720	$53,720
	.30%

Fixed-rate loans (1)	249	877	590	344	442	399	5,067	7,968	6,330
	14.50%	6.42%	4.75%	4.33%	5.17%	5.72%	4.15%

Adjustable-rate loans (1)	343	13,032	16,872	131	63	—	—	30,441	21,253
	4.43%	4.89%	4.96%	4.79%	7.39%

Total rate-sensitive assets	$54,312	$13,909	$17,462	$475	$505	$399	$5,067	$92,129	$81,303

(1)	Loans are presented at UPB and exclude non-performing loans.
     Based on our experience, management applies the assumption that, on average, approximately 25.3% and 5.5% of residential and commercial loans, respectively, will prepay annually. At March 31, 2010, the fair value of net loans was $28.2 million with a UPB of $41.4 million. The fair value of interest-bearing deposits approximates carrying value.

Item 4T. Controls and Procedures
     Our management, with the participation of our President and Chief Financial Officer, evaluated the effectiveness of CCPC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2010. Based on this evaluation, our President and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were (1) designed to ensure that material information relating to CCPC is made known to the President and Chief Financial Officer by others within the entity, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
     No change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
     From time to time, we may be involved in routine litigation incidental to our business, including a variety of legal proceedings with borrowers, which would contribute to our expenses, including the costs of carrying non-performing assets. We are currently not a party to any material proceedings.
Item 1A. Risk Factors
     A number of risk factors, including, without limitation, the risk factor set forth below and the risk factors found in Item 1A of our Annual Report on Form 10-K for the annual period ended December 31, 2009, may cause our actual results to differ materially from anticipated future results, performance or achievements expressed or implied in any forward-looking statements contained in this Quarterly Report on Form 10-Q or any other report filed by us with the SEC. All of these factors should be carefully reviewed, and the reader of this Quarterly Report on Form 10-Q should be aware that there may be other factors that could cause difference in future results, performance or achievements.
If the OTS does not approve Aurora Bank’s request to permit the payment of future dividends, CCPC will be prohibited from paying dividends in the future and therefore may fail to qualify as a REIT
     On June 26, 2009, Aurora Bank was notified that prior approval of the OTS was required before CCPC could pay future dividends on its Series D preferred stock. Furthermore, the terms of the Series B preferred stock provide that dividends payable to the Series B holders are junior in priority to the payment of dividends to the Series D holders. Accordingly, the Board of Directors of CCPC (the “Board of Directors”) has voted not to declare or pay the Series D preferred stock dividend or the Series B preferred stock dividend that would have been payable for the first quarter of 2010. There can be no assurance that approval for the payment of future dividends on the Series D preferred stock will be received from the OTS or when or if such OTS approval requirement will be removed. Furthermore, any future dividends on the Series D preferred stock or the Series B preferred stock will be payable only when, as and if declared by the Board of Directors. The terms of the Series D preferred stock provide that dividends on the Series D preferred stock are not cumulative and if no dividend is declared for a quarterly dividend period, the holders of the Series D preferred stock will have no right to receive a dividend for that period, and CCPC will have no obligation to pay a dividend for that period, whether or not dividends are declared and paid for any future period.
     In order to continue to qualify as a real estate investment trust, or a “REIT,” under the Internal Revenue Code of 1986, as amended, CCPC generally is required each year to distribute to its stockholders at least 90% of its net taxable income, excluding net capital gains. As a REIT, CCPC generally is not required to pay federal or state income tax if it continues to meet this and a number of other requirements. If the OTS does not permit the normal resumption of dividend payments to CCPC shareholders prior to the declaration date of September 15, 2010, CCPC will fail to qualify as a REIT and be subject to federal and state income taxes.
Item 2. Unregistered Sales of Equity Securities
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. (Removed and Reserved)
     Not applicable.
Item 5. Other Information
     Not applicable.

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
CAPITAL CROSSING PREFERRED CORPORATION

Date: May 17, 2010	By:	/s/ Thomas O’Sullivan
Thomas O’Sullivan
President (Principal Executive Officer)

Date: May 17, 2010	By:	/s/ Robert J. Leist, Jr.
Robert J. Leist, Jr.
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the President.

31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350 of the President and Chief Financial Officer.