Form 10-Q
period 2010-06-30
EOS Preferred Corp
filed 2010-08-13
CIK 1072806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
Commission File Number 000-25193
EOS PREFERRED CORPORATION
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The number of shares outstanding of the registrant’s sole class of common stock was 100 shares, $.01 par value per share, as of August 11, 2010. No common stock was held by non-affiliates of the issuer.

EOS Preferred Corporation

PART I
Item 1. Condensed Financial Statements
EOS Preferred Corporation
Balance Sheets
(Unaudited)

	June 30,	December 31,
	2010	2009
	(In Thousands)
ASSETS
Cash account with parent	$184	$184
Interest-bearing deposits with parent	57,446	51,639

Total cash and cash equivalents	57,630	51,823

Loans held for sale, at fair value	19,724	22,531
Loans held for sale, at lower of accreted cost or market value	7,578	7,292

Loans	27,302	29,823

Accrued interest and other receivables	107	393

Total assets	$85,039	$82,039

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses and other liabilities	$147	$344

Total liabilities	147	344

Stockholders’ equity:
Preferred stock, Series B, 8% cumulative, non-convertible; $.01 par value; $1,000 liquidation value per share plus accrued dividends; 1,000 shares authorized, 937 shares issued and outstanding	—	—
Preferred stock, Series D, 8.50% non-cumulative, exchangeable; $.01 par value; $25 liquidation value per share; 1,725,000 shares authorized, 1,500,000 shares issued and outstanding	15	15
Common stock, $.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	95,320	95,320
Accumulated deficit	(10,443)	(13,640)

Total stockholders’ equity	84,892	81,695

Total liabilities and stockholders’ equity	$85,039	$82,039

See accompanying notes to condensed financial statements.

EOS Preferred Corporation
Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In Thousands)		(In Thousands)
Interest income:
Interest and fees on loans	$483	$679	$1,119	$1,508
Interest on interest-bearing deposits	41	202	79	393

Total interest income	524	881	1,198	1,901
Gain (loss) on loans held for sale	756	(1,029)	2,521	(16,210)
Reduction in allowance for loan losses	—	—	—	915

Net revenue	1,280	(148)	3,719	(13,394)

Operating expenses:
Loan servicing and advisory services	116	44	244	88
Other general and administrative	133	284	278	570

Total operating expenses	249	328	522	658

Net income (loss)	1,031	(476)	3,197	(14,052)
Preferred stock dividends	—	—	—	816

Net income (loss) available to common stockholder	$1,031	$(476)	$3,197	$(14,868)

See accompanying notes to condensed financial statements.

EOS Preferred Corporation
Statements of Changes in Stockholders’ Equity
(Unaudited)

	Six Months ended June 30, 2010
	Preferred Stock		Preferred Stock				Additional	Retained Earnings/	Total
	Series B		Series D		Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
					(In Thousands)
Balance at December 31, 2009	1	$—	1,500	$15	—	$—	$95,320	$(13,640)	$81,695
Net income	—	—	—	—	—	—	—	3,197	3,197
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	—	—
Dividends on preferred stock, Series D	—	—	—	—	—	—	—	—	—

Balance at June 30, 2010	1	$—	1,500	$15	—	$—	$95,320	$(10,443)	$84,892

	Six Months ended June 30, 2009
	Preferred Stock		Preferred Stock				Additional	Retained Earnings/	Total
	Series B		Series D		Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
					(In Thousands)
Balance at December 31, 2008	1	$—	1,500	$15	—	$—	$95,121	$—	$95,136
Net loss	—	—	—	—	—	—	—	(14,052)	(14,052)
Cumulative dividends on preferred stock, Series B	—	—	—	—	—	—	—	(19)	(19)
Dividends on preferred stock, Series D	—	—	—	—	—	—	—	(797)	(797)

Balance at June 30, 2009	1	$—	1,500	$15	—	$—	$95,121	$(14,868)	$80,268

See accompanying notes to condensed financial statements.

EOS Preferred Corporation
Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
	(In Thousands)
Cash flows from operating activities:
Net income (loss)	$3,197	$(14,052)
Adjustments to reconcile net income (loss) to net cash from operating activities:
(Gain) loss on loans held for sale	(2,521)	16,210
Decrease in accrued interest and other receivable	286	33
Increase (decrease) in accrued expenses and other liabilities	(197)	186
Provision for loan losses	—	(915)
Increase in other assets	—	(15)

Net cash provided by operating activities	765	1,447

Cash flows from investing activities:
Loan repayments	5,042	3,624

Cash provided by investing activities	5,042	3,624

Cash flows from financing activities:
Payment of preferred stock dividends	—	(1,631)

Cash used in financing activities	—	(1,631)

Net change in cash and cash equivalents	5,807	3,440
Cash and cash equivalents at beginning of period	51,823	43,757

Cash and cash equivalents at end of period	$57,630	$47,197

See accompanying notes to condensed financial statements.

EOS Preferred Corporation
Notes to Condensed Financial Statements
Three and Six Months Ended June 30, 2010 and 2009
NOTE 1. ORGANIZATION
     EOS Preferred Corporation (referred to hereafter as “the Company”, “EOS”, “we”, “us” or “our”) is a Massachusetts corporation with the principal business objective to hold mortgage assets that will generate net income for distribution to stockholders. We may acquire additional mortgage assets in the future, although management currently has no intention of acquiring additional assets. The Company was organized on March 20, 1998, to acquire and hold real estate assets and Aurora Bank FSB (“Aurora Bank”), an indirect wholly-owned subsidiary of Lehman Brothers Holdings Inc. (“LBHI”; LBHI with its subsidiaries, “Lehman Brothers”), owns all of our common stock. Prior to the merger with Aurora Bank, which is further discussed below, we were a subsidiary of Capital Crossing Bank (“Capital Crossing Bank”), a federally insured Massachusetts trust company, the Company’s corporate name was Capital Crossing Preferred Corporation, and Capital Crossing Bank owned all of our common stock. Effective June 21, 2010, we changed our corporate name to EOS Preferred Corporation.
     We operate in a manner intended to allow us to be taxed as a real estate investment trust, or a “REIT,” under the Internal Revenue Code of 1986, as amended. As a REIT, EOS will not be required to pay federal or state income tax if we distribute our earnings to our shareholders and continue to meet a number of other requirements.
     On March 31, 1998, Capital Crossing Bank capitalized the Company by transferring mortgage loans valued at $140.7 million in exchange for 1,000 shares of 8% Cumulative Non-Convertible Preferred Stock, Series B, valued at $1.0 million and 100 shares of our common stock valued at $139.7 million. The carrying value of these loans approximated their fair values at the date of contribution.
     On May 11, 2004, the Company closed its public offering of 1,500,000 shares of 8.50% Non-Cumulative Exchangeable Preferred Stock, Series D. Our net proceeds from the sale of Series D preferred stock was $35.3 million. The Series D preferred stock became redeemable at our option on July 15, 2009, with the prior consent of the Office of Thrift Supervision (the “OTS”). Our Series D preferred stock is publically traded on the NASDAQ stock exchange under the ticker symbol “EOSPN”.
     On February 14, 2007, Capital Crossing Bank was acquired by Aurora Bank through a two-step merger transaction. An interim thrift subsidiary of Aurora Bank was merged into Capital Crossing Bank. Immediately following such merger, Capital Crossing Bank was merged into Aurora Bank. Under the terms of the agreement, Lehman Brothers paid $30.00 per share in cash in exchange for each outstanding share of Capital Crossing Bank.
     The Series B preferred stock and Series D preferred stock remain outstanding and remain subject to their existing terms and conditions, including the call feature with respect to the Series D preferred stock.
Business
     Our principal business objective is to hold mortgage assets that will generate net income for distribution to stockholders. We may acquire additional mortgage assets in the future, although management currently has no intention of acquiring additional assets. All of the mortgage assets in our loan portfolio at June 30, 2010 were acquired from Capital Crossing Bank or Aurora Bank and it is anticipated that substantially all additional mortgage assets, if any are acquired in the future, will be acquired from Aurora Bank. Aurora Bank administers our day-to-day activities in its roles as servicer under the Master Service Agreement, as amended, entered into between Aurora Bank and EOS (the “MSA”) and as advisor under the Advisory Agreement, as amended, entered into between Aurora Bank and EOS (the “AA”).

Recent Developments
     Asset Exchange. On November 18, 2009, EOS and our parent, Aurora Bank, entered into an Asset Exchange Agreement (the “November Asset Exchange”) pursuant to which Aurora Bank agreed to assign various one-to-four family residential mortgage loans (“Residential Loans”) to us in exchange for our assignment of certain commercial and multi-family mortgage loans to Aurora Bank. Pursuant to the November Asset Exchange, the Residential Loans assigned to us were to be of equal or greater value than the commercial and multi-family loans assigned to Aurora Bank. The November Asset Exchange was subject to the receipt of a non-objection from the OTS, which was granted on August 17, 2009. The November Asset Exchange was consummated on November 18, 2009 (with an effective date as of November 1, 2009) which resulted in us receiving residential mortgage loans, including jumbo mortgage loans having a closing value of $199,000 greater than the value of the commercial and multi-family loans transferred to Aurora Bank.
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
Use of estimates
     In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the fair value of loans held for sale. The fair value of the loan portfolio was estimated based upon an internal analysis by management and a third party valuation specialist which considered, among other things, information, to the extent available, about then current sale prices, bids, credit quality, liquidity and other available information for loans with similar characteristics as our loan portfolio. For a more detailed discussion of the basis for the estimates of the fair value of our loan portfolio, please see Note 6.
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
Loans Held for Sale
     On February 5, 2009, EOS and Aurora Bank entered into an Asset Exchange Agreement (the “February 2009 Asset Exchange”) pursuant to which we agreed to transfer the entire loan portfolio secured primarily by commercial real estate and multi-family residential real estate to Aurora Bank in exchange for loans secured primarily by residential real estate. As a result, during the first quarter of 2009 we reclassified all of our loan assets as held for sale, recorded a fair value adjustment and reported these loans at the lower of the their accreted cost or market value. The February 2009 Asset Exchange was terminated prior to its consummation.

     Effective November 1, 2009, EOS and Aurora Bank entered into and consummated the November Asset Exchange pursuant to which we agreed to an exchange of loans with Aurora Bank, though with a lesser quantity of loans than the February 2009 Asset Exchange. We continue to report the portion of the loan assets that were retained after the November Asset Exchange at the lower of their accreted cost or market value. For these retained loans, the carrying value of the loans will be recognized only up to the cost on the date they were classified as held for sale. We have elected the fair value option for the loans that were received from the November Asset Exchange as we believe it provides the best measurement of asset value for each reporting date. For these acquired loans, the carrying value of the loans will be equivalent to fair value and recognized as an unrealized gain or loss relative to the cost of the loans. Such recognition is included in the determination of net income in the period in which the change occurred.
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
     Loans are generally placed in non-accrual status when, in management’s judgment, full payment of principal or interest by the borrower is in doubt, or generally when the loan is ninety days or more past due as to either principal or interest. Previously accrued but unpaid interest is reversed and charged against interest income. Interest payments received on non-accrual loans are recorded as interest income unless there is doubt as to the collectability of the recorded investment. In those cases, cash received is recorded as a reduction of principal.
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
Revenue Recognition
     We recognize interest income on loans as revenue as it is earned. This revenue is included in Interest and fees on loans on the Statements of Operations. Any remaining discount relating to the purchase of the loans by us is not amortized as interest income during the period the loans are classified as held for sale but recognized when the related loan is paid in full or sold. Accrual status loans include any loan which returns to performing status from non-performing status.

Taxes
     We have elected, for federal income tax purposes, to be treated as a REIT and intend to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “IRC”). Accordingly, we will not be subject to corporate income taxes to the extent we distribute at least 90% of our net taxable income, excluding net capital gains, to stockholders and as long as certain assets, income, distribution and stock ownership tests are met in accordance with the IRC. Management has evaluated the requirements for REIT status and believes that as of June 30, 2010 we qualify as a REIT for federal and state income tax purposes. As such, no provision for income taxes is included in the accompanying financial statements.
     Following the payment of the first quarter 2009 dividends to our Series B and Series D preferred shareholders, the OTS required Aurora Bank, our parent, to submit a formal request for non-objection determination to permit the resumption of normal payment of dividends which was made on July 28, 2009. In order to qualify as a REIT, distributions must be declared on or before September 15, 2010 and paid on or before December 31, 2010. Aurora Bank and EOS have informed the OTS that failure to permit the distribution of dividends will cause EOS to fail to qualify as a REIT. If EOS no longer qualifies as a REIT, we will be subject to federal and state income taxes for the 2009 tax year of approximately $1.3 million, excluding penalties and interest, and we will be subject to federal and state income taxes for 2010 and future years. Aurora Bank and EOS continue to be engaged in dialogue with the OTS regarding the resumption of dividend payments.
     For the year ended December 31, 2009, we were subject to federal excise tax equal to 4% of the undistributed portion of adjusted ordinary income. The federal excise tax liability resulted from us not distributing 85% of our 2009 ordinary income. For the three months ended June 30, 2010 and six months ended June 30, 2010, we have not accrued an excise tax liability pending a decision by the OTS on our request for the payment of dividends. EOS will be subject to federal excise tax for any fiscal year in which distribution of 85% of ordinary income does not occur.
Significant Concentration of Credit Risk
     We had cash and cash equivalents of $57.6 million as of June 30, 2010. These funds were held in interest bearing and non-interest bearing accounts with Aurora Bank. The Federal Deposit Insurance Corporation (“FDIC”) provides coverage on these accounts which as of June 30, 2010 was limited to $250,000. Cash in excess of FDIC coverage limitations is subject to credit risk.
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
     In July 2010, the FASB issued a standards update requiring additional disclosures about the allowance for credit losses and the credit quality of the loan portfolio. The additional disclosures include a rollforward of the allowance for credit losses on a disaggregated basis and more information, by type of receivable, on credit quality indicators including aging and troubled debt restructurings as well as significant purchases and sales. This update to the standards is effective for our annual report beginning December 31, 2010 and interim reports therafter. This new guidance will have no impact on our results of operations or financial position.

NOTE 3. BANKRUPTCY OF LBHI AND REGULATORY ACTIONS INVOLVING AURORA BANK
Bankruptcy of Lehman Brothers Holding Inc.
     Bankruptcy of Lehman Brothers Holdings Inc. On September 15, 2008, LBHI filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy filing of LBHI materially and adversely affected the capital and liquidity of Aurora Bank, our parent company. This has led to increased regulatory constraints being placed on Aurora Bank by its bank regulatory authorities, primarily the OTS. Certain of these constraints apply to Aurora Bank’s subsidiaries, including EOS. As more fully discussed below, both the bankruptcy filing of LBHI and the increased regulatory constraints placed on Aurora Bank have negatively impacted our ability to conduct our business according to our business objectives.
Regulatory Actions Involving Aurora Bank
     Aurora Bank — Regulatory Actions and Capital Levels. On January 26, 2009, the OTS entered a cease and desist order against Aurora Bank (the “Order”). The Order, among other things, required Aurora Bank to file various privileged prospective operating plans with the OTS to manage the liquidity and operations of Aurora Bank going forward, including a strategic plan. The Order requires Aurora Bank to ensure that each of its subsidiaries, including EOS, complies with the Order, including the operating restrictions contained in the Order. These operating restrictions, among other things, restrict transactions with affiliates, contracts outside the ordinary course of business and changes in senior executive officers, board members or their employment arrangements without prior written notice to the OTS. On February 4, 2009 the OTS issued a prompt corrective action directive to Aurora Bank (the “PCA Directive”). The PCA Directive requires Aurora Bank to, among other things, raise its capital ratios such that it will be deemed to be “adequately capitalized” and places additional constraints on Aurora Bank and its subsidiaries, including EOS. More detailed information can be found in the Order and the PCA Directive themselves, copies of which are available on the OTS’ website.
     During 2009, LBHI contributed additional capital to Aurora Bank, which improved Aurora Bank’s capital position. At June 30, 2010, according to a public filing with the OTS, Aurora Bank’s capital ratios were above the thresholds required to achieve the “well-capitalized” designation. However, due to the continuation of the provisions of the Order and the PCA Directive, Aurora Bank was deemed to be “adequately capitalized.” The classification of Aurora Bank’s capitalization level is subject to review and acceptance by the OTS. The Order and the PCA Directive were still effective as of the date of issuance of this interim report. The OTS may direct in writing at any time the automatic exchange of the Series B and Series D preferred stock for preferred shares of Aurora Bank.
     Dividend Payments. Following the payment of the first quarter 2009 dividends to our Series B and Series D preferred shareholders, the OTS required Aurora Bank to submit a formal request for non-objection determination to permit the resumption of normal payment of dividends. Beginning in March 2009, dialogue and correspondence commenced with the OTS relating specifically to the resumption of dividend payments, which resulted in the submission of the formal request on July 28, 2009. Aurora Bank and EOS have informed the OTS that failure to permit the distribution of dividends will cause EOS to fail to qualify as a REIT. Aurora Bank and EOS continue to be engaged in dialogue with the OTS regarding the resumption of dividend payments. There can be no assurance that the OTS will grant the non-objection request, nor can there be any assurance that any further dividends will be paid or that EOS will continue to qualify as a REIT. As a result of the notice from the OTS, our Board of Directors (the “Board of Directors”) voted not to declare or pay the Series D and Series B preferred stock dividends that would have been payable for the second, third and fourth quarters of 2009 and the first and second quarters of 2010. At June 30, 2010, we had $94,000 of dividends in arrears related to our 8% Series B preferred stock. The Series D preferred stock is non-cumulative and as such, there are no dividends in arrears.
NOTE 4. LOANS
     As of June 30, 2010, the loan portfolio was comprised primarily of loans secured by one-to-four family residential real estate loans, the majority of which were located in California. Comparatively, as of June 30, 2009, a substantial portion of the loan portfolio was comprised of loans secured by commercial and multi-family real estate located in California, New England and Nevada.
     On November 18, 2009, EOS and Aurora Bank entered into and consummated the November Asset Exchange pursuant to which we agreed to transfer 93 loans secured primarily by commercial real estate and multi-family residential real estate to Aurora Bank in exchange for 74 loans secured primarily by residential real estate. There were no other acquisitions, sales or exchanges of loans during 2009 and through June 30, 2010.
     We use the term carrying value to reflect loans valued at the lower of their accreted cost or market value, or at their fair value, as applicable to the individual loans’ valuation method as selected by us in accordance with accounting standards.

     A summary of the carrying value and unpaid principal balance (“UPB”) of loans is as follows:

	June 30, 2010		December 31, 2009
	Carrying	Unpaid Principal	Carrying	Unpaid Principal
	Value	Balance	Value	Balance
		(In Thousands)
Mortgage loans, held for sale:
Commercial real estate	$—	$—	$—	$—
Multi-family residential	—	—	—	—
One-to-four family residential	19,724	27,717	22,531	32,007

Total loans held for sale, at fair value	19,724	27,717	22,531	32,007

Mortgage loans, held for sale (1):
Commercial real estate	$6,642	$10,535	$6,380	$11,324
Multi-family residential	705	1,142	693	1,203
One-to-four family residential	231	353	219	379

Total loans held for sale, at lower of accreted cost or market value	7,578	12,030	7,292	12,906

Total mortgage loans, held for sale:
Commercial real estate	$6,642	$10,535	$6,380	$11,324
Multi-family residential	705	1,142	693	1,203
One-to-four family residential	19,955	28,070	22,750	32,386

Total loans	$27,302	$39,747	$29,823	$44,913

(1)	Though the table compares the carrying value of these loans against UPB, these loans are carried at the lower of accreted cost or market value and the carrying value cannot exceed the cost of these loans which for all loans is less than UPB.
A summary of the loans in non-accrual status is as follows:

	June 30, 2010		December 31, 2009
	Carrying	Unpaid Principal	Carrying	Unpaid Principal
	Value	Balance	Value	Balance
		(In Thousands)
Mortgage loans in non-accrual status:
Commercial real estate	$516	$718	$318	$792
Multi-family residential	—	—	—	—
One-to-four family residential	163	337	—	—

Total loans in non-accrual status	$679	$1,055	$318	$792

     As of June 30, 2010, there were eight loans representing six borrowers in non-accrual status; as of December 31, 2009, there were seven loans representing five borrowers in non-accrual status.
     Activity in the allowance for loan losses follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In Thousands)		(In Thousands)
Balance at beginning of period	$—	$—	$—	$915
Reversal of allowance	—	—	—	(915)

Balance at end of end of period	$—	$—	$—	$—

NOTE 5. RELATED PARTY TRANSACTIONS
     Aurora Bank administers our day-to-day activities in its roles as servicer under the MSA and as advisor under the AA. Both the MSA and the AA were amended on March 29, 2010 with retroactive effect as of January 1, 2010.
     Prior to the amendment of the MSA, Aurora Bank in its role as servicer received an annual servicing fee equal to 0.20%, payable monthly, on the gross average UPB of loans serviced for the immediately preceding month. The amendment to the MSA changed the calculation of fees which are then payable to each subservicer. Prior to the amendment of the AA on March 29, 2010, Aurora Bank in its role as advisor received an annual advisory fee equal to 0.05%, payable monthly, of the gross average UPB of our loans for the immediately preceding month, plus reimbursement for certain expenses incurred by Aurora Bank as advisor. The amendment of the AA changed the management fee to $25,000 per month. The 2010 year to date total of $150,000 is included in Loan servicing and advisory services on the Statement of Operations.
NOTE 6. FAIR VALUE MEASUREMENTS
Fair Value Measurements
     Prior to February 5, 2009, our loan assets were classified as held for investment and recorded at accreted cost, and we amortized any purchase discount and deferred fees, less a provision to the allowance for loan losses. As a result of entering into the February 2009 Asset Exchange, our loans were reclassified as held for sale and were reported at the lower of their accreted cost or market value. A valuation allowance was recorded to recognize the excess of accreted cost over fair value.
     As of June 30, 2010 and December 31, 2009, our portfolio of loans consisted of two categories. For the loans acquired through the November Asset Exchange, we elected the fair value option. These loans are reported at fair value and reflected in Loans held for sale, at fair value on the Balance Sheets. The amount by which the carrying value of our loan assets changes as a result of an updated valuation is recorded as an unrealized gain or loss and is included in the determination of net income in the period in which the change occurs. Loans not transferred to Aurora Bank as part of November Asset Exchange continue to be reported at the lower of their accreted cost or market value and reflected in Loans held for sale, at lower of accreted cost or market value on the Balance Sheets. The carrying value of those loans will be recognized only up to the accreted cost on the date they were classified as held for sale.
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
     The categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. In the fair value determination of our loans at June 30, 2010, all of our loans held for sale were categorized as Level 3. Considerable judgment may be required in interpreting data used to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in an actual current market exchange. The use of different market assumptions and/or estimation methodologies may have an effect on the estimated fair value.
     The fair value of our residential loan portfolio was estimated based upon analyses prepared by management and a third party valuation specialist. The valuation specialist uses various proprietary cash flow models to derive its fair value estimates. These models consider significant inputs such as loan type, loan age, loan to value ratio, payment history, and property location, as well as significant assumptions such as estimated rates of loan delinquency, potential recovery, discount rate, and the impact of interest rate reset. The third party valuation specialist also considers discussions with industry professionals to identify recent trade quotes or prices in estimating the amount at which a third party might purchase the loans and their yield requirements. Management also considers market information and quotes received from third parties, when available. The valuation of the loan portfolio involves a significant level of management estimation and judgment, the degree of which is dependent on the terms of the loans and the availability of market prices and inputs.
     The table presented below summarizes the change in balance sheet carrying value associated with Level 3 loans during the three months ended June 30, 2010.

	Balance		Net Transfers	Net Gains	Balance
	March 31, 2010	Payments	In / Out	(Losses) (1)	June 30, 2010
			(In Thousands)
Loans Held for Sale:
Commercial real estate	$6,916	$(316)	$—	$42	$6,642
Multi-family residential	743	(42)	—	4	705
One-to-four family residential	20,502	(1,257)	—	710	19,955

Total	$28,161	$(1,615)	$—	$756	$27,302

(1)	Net Gains and Losses are included in Gain (loss) on loans held for sale on the Statement of Operations.
     The table presented below summarizes the change in balance sheet carrying value associated with Level 3 loans during the six months ended June 30, 2010.

	Balance		Net Transfers	Net Gains	Balance
	December 31, 2009	Payments	In / Out	(Losses) (1)	June 30, 2010
			(In Thousands)
Loans Held for Sale:
Commercial real estate	$6,380	$(665)	$—	$927	$6,642
Multi-family residential	693	(61)	—	73	705
One-to-four family residential	22,750	(4,316)	—	1,521	19,955

Total	$29,823	$(5,042)	$—	$2,521	$27,302

(1)	Net Gains and Losses are included in Gain (loss) on loans held for sale on the Statement of Operations.
Fair Value of Financial Instruments
     Accounting standards require disclosure of estimated fair values of all financial instruments where it is practicable to estimate such values. In determining the fair value measurements for financial assets we utilize quoted prices, when available. If quoted prices are not available, we estimate fair value using present value or other valuation techniques that utilize inputs that are observable for the asset either directly or indirectly, when available. When observable inputs are not available, inputs may be used that are unobservable and, therefore, reflect our own assumptions about the assumptions market participants would use in pricing the asset based on the best information available in the circumstances.
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
Accrued interest and other receivables: The carrying value of accrued interest and other receivables approximates fair value because of the short-term nature of these financial assets.
The estimated fair values, and related carrying value, of our financial instruments are as follows:

	June 30, 2010		December 31, 2009
		Fair		Fair
	Carrying Value	Value	Carrying Value	Value
		(In Thousands)
Cash and cash equivalents	$57,630	$57,630	$51,823	$51,823
Loans	27,302	27,302	29,823	29,823
Accrued interest and other receivables	107	107	393	393
NOTE 7. SUBSEQUENT EVENTS
     We assessed events that occurred subsequent to June 30, 2010 for potential disclosure and recognition on the financial statements. No additional events have occurred that would require disclosure in or adjustment to our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This report for EOS Preferred Corporation (hereafter referred to as “the Company”, “EOS”, “we”, “us” and “our”) contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could” are intended to identify such forward-looking statements. These statements are not historical facts, but instead represent our current expectations, plans or forecasts of our future results, growth opportunities, business outlook, loan growth, credit losses, liquidity position and other similar matters, including, but not limited to, the ability to pay dividends with respect to the Series B and Series D preferred stock, future bank regulatory actions that may impact us and the effect of the bankruptcy of LBHI on us. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond our control. Actual outcomes and results may differ materially from those expressed in, or implied by, any forward-looking statement. You should not place undue reliance on any forward-looking statement and should consider all uncertainties and risks, including, among other things, the risks set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2009, as well as those discussed in any of our other subsequent Securities and Exchange Commission (“SEC”) filings. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.
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
Executive Level Overview
     Aurora Bank, an indirect wholly-owned subsidiary of Lehman Brothers Holdings Inc. (“LBHI” and together with its subsidiaries, “Lehman Brothers”), owns all of EOS common stock. Capital Crossing Bank was the sole common stockholder of the Company until February 14, 2007. As of June 30, 2010, the Series B preferred stock and Series D preferred stock remain outstanding and remain subject to their existing terms and conditions, including the call feature with respect to the Series D preferred stock.
     All of the mortgage assets in our loan portfolio at June 30, 2010 were acquired from Capital Crossing Bank or Aurora Bank and it is anticipated that substantially all additional mortgage assets, if any are acquired in the future, will be acquired from Aurora Bank. As of June 30, 2010, our loan portfolio had a carrying value of $27.3 million and an unpaid principal balance (“UPB”) of $39.7 million. There were no loans purchased or sold during the three months ended June 30, 2010.
     Residential loans constituted approximately 73% of the total carrying value of our loan portfolio at June 30, 2010. Commercial mortgage and multifamily loans constituted the remaining approximately 27%. Commercial mortgage loans are generally subject to greater risks than other types of loans. Our commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, tend to have shorter maturities than other mortgage loans and may not be fully amortizing. As of June 30, 2010, 97.5% of the carrying value of all loans was in accrual status.

     Properties underlying our current mortgage assets are concentrated primarily in California and comprised approximately 42% of the total carrying value of the loan portfolio as of June 30, 2010. Beginning in 2007 and through the present, the housing and real estate sectors in California have been hit particularly hard by the recession with higher overall foreclosure rates than the national average. If California experiences continued or further adverse economic, political or business conditions, or natural hazards, we will likely experience higher rates of loss and delinquency on our mortgage loans than if our loans were more geographically diverse.
     At June 30, 2010, we had total assets of $85.0 million, including cash and cash equivalents of $57.6 million, and total liabilities of less than $0.2 million. Comparatively, at December 31, 2009, we had total assets of $82.0 million, including cash and cash equivalents of $51.8 million, and total liabilities of less than $0.4 million.
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
     Net income available to the common shareholder increased $18.1 million to $3.2 million for the six months ended June 30, 2010, compared to a net loss of $14.9 million for the same period in 2009. The increase between the two year-to-date periods in net income available to the common shareholder was primarily the result of the following:
•	An increase in the gain (loss) on loans held for sale of $18.7 million. In the first half of 2010 there was a gain on loans held for sale of $2.5 million as compared to a loss of $16.2 million in the first half of 2009. A loss on loans held for sale was recorded in the first quarter of 2009 as a result of the reclassification of our loan portfolio to held for sale in connection with the February 2009 Asset Exchange Agreement and the resultant change in fair value of the loan portfolio. The gain in the first half of 2010 resulted from an increase in the fair value measurement of the loan portfolio as of June 30, 2010 as compared to December 31, 2009. The increase in the fair value measurement during 2010 was primarily due to a decrease in expected loss rates on the loan portfolio.

•	A decrease in the prior year’s provision for loan losses on loans held for investment of $0.9 million. In the first half of 2009 the provision for loan losses decreased by $0.9 million to $0 as a result of the reclassification of the loan portfolio to held for sale.

•	A decrease in interest income of $0.7 million resulting mainly from the discontinuance of the amortization of purchase discount and fees on loans as a result of the loans being reclassified as held for sale during the first half of 2009 and a decrease in average loan balances.

•	A decrease of $0.8 million in preferred stock dividends.

•	A decrease in operating expenses of $0.2 million mainly attributable to a decrease in legal fees incurred in connection with the February 2009 Asset Exchange Agreement.
Impact of Economic Recession
     The U.S. economy has been in an economic downturn since 2008 which has dramatically impacted the housing market with falling home prices and increasing foreclosures. Combined with high levels of unemployment and underemployment, these economic forces have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks.
     Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of delinquencies, decreased consumer spending, lack of confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on borrowers and lack of confidence in the financial markets have negatively impacted the credit quality of our commercial loan portfolio and our residential loan portfolio. The depth and breadth of the downturn as well as the resulting impacts on the credit quality of both our commercial and residential loan portfolios remain unclear. We expect, however, continued market turbulence and economic uncertainty to continue throughout 2010.

Bankruptcy of LBHI
     On September 15, 2008, LBHI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Aurora Bank is an indirect subsidiary of LBHI. Aurora Bank has not been placed into bankruptcy, reorganization, conservatorship or receivership and EOS has not filed for bankruptcy protection. In addition, the timing and amount of any payments received by Aurora Bank with respect to debts owed to Aurora Bank by LBHI may be limited by the bankruptcy of LBHI, which could in turn negatively impact the assets, capital levels and regulatory capital ratios of Aurora Bank. We are dependent in virtually every phase of our operations on the management of Aurora Bank and as a subsidiary of Aurora Bank we are subject to regulation by federal banking authorities. The bankruptcy of LBHI and its potential negative effects on Aurora Bank has resulted in increased oversight over EOS by the Office of Thrift Supervision (the “OTS”).
Asset Exchange
     On November 18, 2009, EOS and our parent, Aurora Bank, entered into an Asset Exchange Agreement (the “November Asset Exchange”) pursuant to which Aurora Bank agreed to assign various single family residential mortgage loans (“Residential Loans”) to us in exchange for our assignment of certain commercial and multi-family mortgage loans to Aurora Bank. Pursuant to the November Asset Exchange, the Residential Loans assigned to us would be of equal or greater value to the commercial and multi-family loans assigned to Aurora Bank. The November Asset Exchange was subject to non-objection by the OTS, which was granted on August 17, 2009. The November Asset Exchange was consummated on November 18, 2009 (with an effective date of November 1, 2009) which resulted in us receiving residential mortgage loans, including jumbo mortgage loans, having a closing value of $199,000 greater than the value of the commercial and multi-family mortgage loans transferred to Aurora Bank. There can be no assurance that the Residential Loans transferred to us will maintain their current value, or in the future, continue to exceed the value of the commercial and multi-family mortgage loans transferred to Aurora Bank. The November Asset Exchange altered the mix within our loan portfolio to consist primarily of residential mortgage assets.
Regulatory Actions Involving Aurora Bank
     On January 26, 2009, the OTS entered a cease and desist order against Aurora Bank (the “Order”). The Order, among other things, required Aurora Bank to file various privileged prospective operating plans with the OTS to manage the liquidity and operations of Aurora Bank going forward. The Order requires Aurora Bank to ensure that each of its subsidiaries, including EOS, complies with the Order, including the operating restrictions contained in the Order. These operating restrictions, among other things, restrict transactions with affiliates, contracts outside the ordinary course of business and changes in senior executive officers, board members or their employment arrangements without prior written notice to the OTS. In addition, on February 4, 2009 the OTS issued a prompt corrective action directive to Aurora Bank (the “PCA Directive”). The PCA Directive requires Aurora Bank to, among other things, raise its capital ratios such that it will be deemed to be “adequately capitalized” and places additional constraints on Aurora Bank and its subsidiaries, including EOS. The Order and the PCA Directive have resulted in increased oversight by the OTS of Aurora Bank and EOS, and may result in further restrictions on our ability to conduct our business. The Order and the PCA Directive were still effective as of the date of issuance of this interim report. More detailed information can be found in the Order and the PCA Directive themselves, copies of which are available on the OTS’ website (www.ots.treas.gov).
     On June 26, 2009, the OTS notified Aurora Bank that, as a result of the Order and the PCA Directive, the prior approval of the OTS is currently required before payment of dividends on the Series D preferred stock are made. The terms of the Series B preferred stock provide that dividends payable to the Series B holders are junior in priority to the payment of dividends to the Series D holders. Therefore, as a result of the notice from the OTS, our Board of Directors (the “Board of Directors”) voted not to declare or pay the Series D and Series B preferred stock dividends that would have been payable for the second, third and fourth quarters of 2009 and the first and second quarters of 2010. Aurora Bank has made a formal request to the OTS to approve the payment of future dividends on the preferred stock and responded to requests from the OTS for additional information on the payment of these dividends; however, the OTS has not yet ruled on this request and there can be no assurance that such approval will be received from the OTS or when or if such OTS approval requirement will be removed. Furthermore, even if approval is received from the OTS, any future dividends on the preferred stock will be payable only when, as and if declared by the Board of Directors. At June 30, 2010, we had $94,000 of dividends in arrears related to EOS’s 8% Series B preferred stock. The Series D preferred stock is non-cumulative and as such, there are no dividends in arrears.

     At June 30, 2010, according to a public filing with the OTS, Aurora Bank’s capital ratios were above the thresholds required to achieve the “well-capitalized” designation. However, due to the continuation of the provisions of the Order and the PCA Directive, Aurora Bank was deemed to be “adequately capitalized.” The classification of Aurora Bank’s capitalization level is subject to review and acceptance by the OTS. The Order and the PCA Directive were still effective as of the date of issuance of this interim report.
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

Results of Operations for the Three Months Ended June 30, 2010 and 2009
Interest income
     The yields on our interest-earning assets are summarized as follows:

	Three Months Ended June 30,
	2010			2009
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
	(In Thousands)			(In Thousands)
Loans (1)	$39,900	$483	4.84%	$47,229	$679	5.77%
Interest-bearing deposits	54,958	41	0.30	46,124	202	1.75

Total interest-earning assets	$94,858	$524	2.21%	$93,353	$881	3.79%

(1)	For purposes of providing a meaningful yield comparison, the foregoing table reflects the average accreted cost of the loans or alternatively, the UPB for loans acquired in the November Asset Exchange, and not the fair value of the loan portfolio. Loans in non-accrual status are excluded from average balance calculations.
     The decline in interest income from the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was the combined result of the decrease in the average balance of loans and the decrease in the yield on loans and deposits.
     The average balance of our loans for the three months ended June 30, 2010 totaled $39.9 million compared to $47.2 million for the corresponding period in 2009. The decrease is primarily attributable to loan payments and the November Asset Exchange. The yield on the loan portfolio decreased 0.93% in the three months ended June 30, 2010 compared to the corresponding period in 2009. The yield from regularly scheduled interest and accretion income decreased to 4.72% for the three months ended June 30, 2010 from 5.63% for the same period in 2009 primarily due to a change in mix of assets to lower yielding and lower risk assets from the November Asset Exchange. For the three months ended June 30, 2010, interest and fee income recognized on loan payoffs decreased $4,000 or 25%, to $12,000 from $16,000 for the corresponding period in 2009. The level of interest and fee income recognized on loan payoffs varies for numerous reasons, as further discussed below.
     For interest-bearing deposits, the increase in the average balance was mainly due to cash flows from loan repayments slightly offset by operating expenses. The rate earned on interest-bearing deposits has remained unchanged since its decrease in July 2009 from 1.75% to 0.30%, resulting in a decrease in interest income and yield for the comparable three month period.
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

	Three Months Ended June 30,
	2010		2009
	Interest		Interest
	Income	Yield	Income	Yield
		(In Thousands)
Regularly scheduled interest and accretion income	$471	4.72%	$663	5.63%
Interest and fee income recognized on loan pay-offs:
Accretable discount	12	0.12	—	—
Other interest and fee income	—	—	16	0.14

	12	0.12	16	0.14

Total interest from loans	$483	4.84%	$679	5.77%

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
Change in allowance for loan losses
     We did not record any change in the allowance for loan losses for the three months ended June 30, 2010 or for the same period in 2009. Since the loan portfolio is now classified as held for sale and recorded either at fair value, or the lower of its accreted cost or at market value, we no longer maintain an allowance for loan losses.
Operating expenses
     Loan servicing and advisory expenses increased $72,000, or 164%, to $116,000 for the three months ended June 30, 2010 from $44,000 in the same period in 2009. The increase in 2010 is primarily due to increased fees under the AA, as amended.
     Other general and administrative expenses decreased $151,000, or 53% to $133,000 for the three months ended June 30, 2010 from $284,000 in the same period in 2009. The net decrease in 2010 is primarily attributable to a decrease in legal fees as 2009 included legal fees incurred in connection with the February 2009 Asset Exchange Agreement.
Preferred stock dividends
     Preferred stock dividends remained at $0 for the three months ended June 30, 2010 compared to $0 in the same period in 2009. Dividends that would have been payable for the second quarter of 2010 and 2009 were not declared or paid as a result of the Order and the PCA Directive. Aurora Bank has made a formal request to the OTS to approve the payment of future dividends on the preferred stock and responded to requests from the OTS for additional information on the payment of these dividends; however, the OTS has not yet ruled on this request and there can be no assurance that such approval will be received from the OTS or when or if such OTS approval requirement will be removed. If the OTS does not approve this request, we will be prohibited from paying future dividends, which could result in us failing to qualify as a real estate investment trust, or a “REIT”. Furthermore, even if approval is received from the OTS, any future dividends on the preferred stock will be payable only when, as and if declared by the Board of Directors. Subject to directives of the OTS, we intend to pay dividends on preferred stock and common stock in amounts necessary to continue to preserve our status as a REIT under the Internal Revenue Code.

Results of Operations for the Six Months Ended June 30, 2010 and 2009
Interest income
     The yields on our interest-earning assets are summarized as follows:

	Six Months Ended June 30,
	2010			2009
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
	(In Thousands)			(In Thousands)
Loans (1)	$41,248	$1,119	5.43%	$48,060	$1,508	6.33%
Interest-bearing deposits	53,580	79	0.30	45,265	393	1.75

Total interest-earning assets	$94,828	$1,198	2.53%	$93,325	$1,901	4.11%

(1)	For purposes of providing a meaningful yield comparison, the foregoing table reflects the average accreted cost of the loans or alternatively, the UPB for loans acquired in the November Asset Exchange, and not the fair value of the loan portfolio. Loans in non-accrual status are excluded from average balance calculations.
     The decline in interest income from the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was the combined result of the decrease in the average balance of loans and the decrease in the yield on loans and deposits.
     The average balance of our loans for the six months ended June 30, 2010 totaled $41.2 million compared to $48.1 million for the corresponding period in 2009. The decrease is primarily attributable to loan payments and the November Asset Exchange. The yield on the loan portfolio decreased 0.90% in the six months ended June 30, 2010 compared to the corresponding period in 2009. The yield from regularly scheduled interest and accretion income decreased to 4.83% for the six months ended June 30, 2010 from 5.89% for the same period in 2009 primarily due to a change in mix of assets to lower yielding and lower risk assets from the November Asset Exchange and a reduction in interest income resulting from the discontinuance of the amortization of purchase discount and fees on loans as a result of the loans being reclassified to held for sale during the first quarter of 2009. For the six months ended June 30, 2010, interest and fee income recognized on loan payoffs increased $18,000, or 17%, to $124,000 from $106,000 for the corresponding period in 2009. The level of interest and fee income recognized on loan payoffs varies for numerous reasons, as further discussed below.
     For interest-bearing deposits, the increase in the average balance was mainly due to cash flows from loan repayments slightly offset by operating expenses. The rate earned on interest-bearing deposits has remained unchanged since its decrease in July 2009 from 1.75% to 0.30%, resulting in a decrease in interest income and yield for the comparable six month period.
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

	Six Months Ended June 30,
	2010		2009
	Interest		Interest
	Income	Yield	Income	Yield
		(In Thousands)
Regularly scheduled interest and accretion income	$995	4.83%	$1,402	5.89%
Interest and fee income recognized on loan pay-offs:
Accretable discount	124	0.60	86	0.36
Other interest and fee income	—	—	20	0.08

	124	0.60	106	0.44

Total interest from loans	$1,119	5.43%	$1,508	6.33%

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
Reductions in allowance for loan losses
     We recorded reductions in the allowance for loan losses of $915,000 for the six months ended June 30, 2009 to reflect the reclassification of loans held for sale in 2009. Since the loan portfolio is now classified as held for sale and recorded either at fair value, or the lower of its accreted cost or at market value, we no longer maintain an allowance for loan losses.
Operating expenses
     Loan servicing and advisory expenses increased $156,000, or 177%, to $244,000 for the six months ended June 30, 2010 from $88,000 in the same period in 2009. The increase in 2010 is primarily due to increased fees under the AA, as amended.
     Other general and administrative expenses decreased $292,000, or 51% to $278,000 for the six months ended June 30, 2010 from $570,000 in the same period in 2009. The net decrease in 2010 is primarily attributable to a decrease in legal fees as 2009 included legal fees incurred in connection with the February 2009 Asset Exchange Agreement.
Preferred stock dividends
     Preferred stock dividends decreased by 100% to $0 for the six months ended June 30, 2010 compared to $816,000 in the same period in 2009 because the dividends that would have been payable for the first quarter and second quarter of 2010 were not declared or paid as a result of the Order and the PCA Directive. Aurora Bank has made a formal request to the OTS to approve the payment of future dividends on the preferred stock and responded to requests from the OTS for additional information on the payment of these dividends; however, the OTS has not yet ruled on this request and there can be no assurance that such approval will be received from the OTS or when or if such OTS approval requirement will be removed. If the OTS does not approve this request, we will be prohibited from paying future dividends, which could result in us failing to qualify as a REIT. Furthermore, even if approval is received from the OTS, any future dividends on the preferred stock will be payable only when, as and if declared by the Board of Directors. Subject to directives of the OTS, we intend to pay dividends on preferred stock and common stock in amounts necessary to continue to preserve our status as a REIT under the Internal Revenue Code.

Changes in Financial Condition
Interest-bearing Deposits with Parent
     Interest-bearing deposits with parent consist entirely of money market accounts. The balance of interest-bearing deposits increased $5.8 million to $57.4 million as of June 30, 2010 compared to $51.6 million as of December 31, 2009. The increase in the balance of interest-bearing deposits is the result of cash flows from loan repayments and net cash from operating activities.
Loan Portfolio
     The loan portfolio is summarized as follows:

	June 30, 2010		December 31, 2009
	Carrying	Percentage	Carrying	Percentage
	Value	of Total	Value	of Total
		(In Thousands)
Mortgage loans:
Commercial real estate	$6,642	24.3%	$6,380	21.4%
Multi-family residential	705	2.6	693	2.3
One-to-four family residential	19,955	73.1	22,750	76.3

Total	$27,302	100.0%	$29,823	100.0%

     We have historically acquired primarily performing commercial real estate and multi-family residential mortgage loans. On November 18, 2009, EOS and our parent, Aurora Bank, entered into the November Asset Exchange pursuant to which Aurora Bank agreed to assign various single family residential mortgage loans to EOS in exchange for our assignment of certain commercial and multi-family mortgage loans to Aurora Bank. The November Asset Exchange altered the mix within our loan portfolio to consist primarily of residential mortgage assets.
     We intend that each loan acquired from Aurora Bank in the future, if any, will be a whole loan, and will be originated or acquired by Aurora Bank in the ordinary course of business. We also intend that all loans held by us will be serviced pursuant to the Master Service Agreement, as amended (the “MSA”) with Aurora Bank.
     Loans in non-accrual status totaled $679,000 as of June 30, 2010 representing eight loans and six borrowers. Loans in non-accrual status totaled $318,000 as of December 31, 2009 representing seven loans and five borrowers. Loans generally are placed in non-accrual status and the accrual of interest is generally discontinued when the collectability of principal and interest is neither probable nor estimable and generally occurs when the loan is ninety days or more past due as to either principal or interest. Unpaid interest income previously accrued on such loans is reversed against current period interest income. A loan is returned to accrual status when it is brought current in accordance with management’s anticipated cash flows at the time of acquisition and collection of principal and interest is probable and estimable.
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
Significant Concentration of Credit Risk
     We had cash and cash equivalents of $57.6 million as of June 30, 2010. These funds were held in interest bearing and non-interest bearing accounts with Aurora Bank. The Federal Deposit Insurance Corporation (“FDIC”) provides coverage on these accounts which as of June 30, 2010 was limited to $250,000. Cash in excess of FDIC coverage limitations is subject to credit risk.

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
     At June 30, 2010, 42% of the carrying value of our mortgage loans consisted of loans collateralized by properties located in California. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political or business developments or natural hazards in California that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages. The housing and real estate sectors in California have been particularly impacted by the recession with higher overall foreclosure rates than the national average. If California experiences further adverse economic, political or business conditions, or natural hazards, we will likely experience higher rates of loss and delinquency on our mortgage loans than if our loans were more geographically diverse.
Liquidity Risk Management
     The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of our financial commitments. In managing liquidity risk, we take into account various legal limitations placed on a REIT. Our principal liquidity need is to pay dividends on our preferred shares and common shares.
     If and to the extent that any additional assets are acquired in the future, such acquisitions are intended to be funded primarily through repayment of mortgage assets by individual borrowers and cash on hand. We do not have and do not anticipate having any material capital expenditures. To the extent that the Board of Directors determines that additional funding is required, we may raise such funds through additional equity offerings, debt financing or retention of cash flow (after consideration of provisions of the Internal Revenue Code requiring the distribution by a REIT of at least 90% of our net taxable income, excluding net capital gains, and taking into account taxes that would be imposed on undistributed income), or a combination of these methods. We do not currently intend to incur any indebtedness. Our organizational documents limit the amount of indebtedness which we are permitted to incur without the approval of the Series D preferred stockholders to no more than 100% of the total stockholders’ equity of EOS. Any such debt may include intercompany advances made by Aurora Bank to us.
     We may also issue additional series of preferred stock, subject to OTS approval. However, we may not issue additional shares of preferred stock ranking senior to the Series D preferred stock without the consent of holders of at least two-thirds of the Series D preferred stock outstanding at that time. Although EOS’s charter does not prohibit or otherwise restrict Aurora Bank or its affiliates from holding and voting shares of Series D preferred stock, to our knowledge, there were no shares of Series D preferred stock held by Aurora Bank or its affiliates as of June 30, 2010. Additional shares of preferred stock ranking on a parity with the Series D preferred stock may not be issued without the approval of a majority of our independent directors.
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
     Various information shown elsewhere in this interim report will assist the reader in understanding how EOS is positioned to react to changing interest rates and inflationary trends. In particular, the discussion of market risk and other maturity and repricing information of our assets is contained in “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss from adverse changes in market prices and interest rates. It is our objective to attempt to manage risks associated with interest rate movements. As of June 30, 2010, approximately 75% of the fair value of our loan portfolio was comprised of floating rate loans with contractual interest rates that may fluctuate based on changes in market interest rates. In addition, negative fluctuations in interest rates could reduce the amount of interest paid on our interest bearing cash deposits. Our market risk arises primarily from interest rate risk inherent in holding loans. To that end, Aurora Bank actively monitors our interest rate risk exposure pursuant to the AA, as amended, and reports to our management.

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
     The following table sets forth our interest rate sensitive assets categorized by repricing dates and weighted average yields at June 30, 2010. For fixed rate instruments, the repricing date is the maturity date. For adjustable rate instruments, the repricing date is deemed to be the earliest possible interest rate adjustment date. Assets that are subject to immediate repricing are placed in the overnight column.

	June 30, 2010
		Within 1	1 – 2	2 – 3	3 – 4	4 – 5	Over 5	Total	Total
	Overnight	Year	Years	Years	Years	Years	Years	UPB	Fair Value
					(In Thousands)
Interest-bearing deposits	$57,446	$—	$—	$—	$—	$—	$—	$57,446	$57,446
Weighted average yield	.30%

Fixed rate loans (1)	249	1,013	551	428	505	473	6,577	9,796	6,089
Weighted average yield	14.50%	6.12%	4.77%	4.25%	5.01%	5.42%	4.12%

Adjustable rate loans (1)	390	26,657	1,666	123	60	—	—	28,896	20,534
Weighted average yield	4.47%	4.91%	5.38%	4.79%	7.39%

Total rate sensitive assets	$58,085	$27,670	$2,217	$551	$565	$473	$6,577	$96,138	$84,069

(1)	Loans are presented at UPB and exclude non-accrual loans.
     Based on our experience, management applies the assumption that, on average, approximately 23.6% and 5.3% of residential and commercial loans, respectively, will prepay annually. At June 30, 2010, the fair value of net loans was $27.3 million with a UPB of $39.7 million. The fair value of interest-bearing deposits approximates carrying value.
Item 4. Controls and Procedures
     Our management, with the participation of our President and Chief Financial Officer, evaluated the effectiveness of EOS’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2010. Based on this evaluation, our President and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were (1) designed to ensure that material information relating to EOS is made known to the President and Chief Financial Officer by others within the entity, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
     No change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
     From time to time, we may be involved in routine litigation incidental to our business, including a variety of legal proceedings with borrowers, which would contribute to our expenses, including the costs of carrying non-performing assets. We are currently not a party to any material proceedings.
Item 1A. Risk Factors
     A number of risk factors, including, without limitation, the risk factors found in Item 1A of our Annual Report on Form 10-K for the annual period ended December 31, 2009 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, may cause our actual results to differ materially from anticipated future results, performance or achievements expressed or implied in any forward-looking statements contained in this Quarterly Report on Form 10-Q or any other report filed by us with the SEC. All of these factors should be carefully reviewed, and the reader of this Quarterly Report on Form 10-Q should be aware that there may be other factors that could cause difference in future results, performance or achievements.
Risk Factor
     On June 26, 2009, Aurora Bank was notified that prior approval of the OTS was required before EOS could pay future dividends on its Series D preferred stock. Furthermore, the terms of the Series B preferred stock provide that dividends payable to the Series B holders are junior in priority to the payment of dividends to the Series D holders. Accordingly, the Board of Directors of EOS (the “Board of Directors”) has voted not to declare or pay the Series D preferred stock dividend or the Series B preferred stock dividend that would have been payable for the second, third and fourth quarters of 2009 and the first and second quarters of 2010. There can be no assurance that approval for the payment of future dividends on the Series D preferred stock will be received from the OTS or when or if such OTS approval requirement will be removed. Furthermore, any future dividends on the Series D preferred stock or the Series B preferred stock will be payable only when, as and if declared by the Board of Directors. The terms of the Series D preferred stock provide that dividends on the Series D preferred stock are not cumulative and if no dividend is declared for a quarterly dividend period, the holders of the Series D preferred stock will have no right to receive a dividend for that period, and EOS will have no obligation to pay a dividend for that period, whether or not dividends are declared and paid for any future period.
     In order to continue to qualify as a real estate investment trust, or a “REIT,” under the Internal Revenue Code of 1986, as amended, EOS generally is required each year to distribute to its stockholders at least 90% of its net taxable income, excluding net capital gains. As a REIT, EOS generally is not required to pay federal or state income tax if it continues to meet this and a number of other requirements. If the OTS does not permit the normal resumption of dividend payments to EOS shareholders prior to the declaration date of September 15, 2010, EOS will fail to qualify as a REIT and be subject to federal and state income taxes.
Item 2. Unregistered Sales of Equity Securities
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. (Removed and Reserved)
     Not applicable.

Item 5. Other Information
Corporate Governance
     Effective June 21, 2010, EOS changed its corporate name from Capital Crossing Preferred Corporation to EOS Preferred Corporation. The Company filed an Articles of Amendment with the Commonwealth of Massachusetts to effect the change in corporate name. EOS reported its change in corporate name on Form 8-K, filed June 25, 2010 and is incorporated by reference herein. On August 10, 2010, the Board of Directors of EOS adopted a restatement of the Articles of Organization and a restatement of the By-Laws to reflect the change in corporate name. The amended and restated Articles of Organization and the amended and restated By-Laws are attached hereto as Exhibits 3.1 and 3.2, respectively.
     On August 10, 2010, the Board of Directors of EOS adopted the EOS Preferred Corporation Code of Conduct, a copy of which is attached as Exhibit 14.
Item 6. Exhibits

3.1	Restated Articles of Organization of EOS Preferred Corporation.

3.2	Amended and Restated By-Laws of EOS Preferred Corporation.

14	EOS Code of Conduct.

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the President.

31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350 of the President and Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, EOS Preferred Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EOS PREFERRED CORPORATION
Date: August 13, 2010	By:	/s/ Thomas O’Sullivan
Thomas O’Sullivan
President (Principal Executive Officer)

Date: August 13, 2010	By:	/s/ Robert J. Leist, Jr.
Robert J. Leist, Jr.
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Item
3.1	Restated Articles of Organization of EOS Preferred Corporation.

3.2	Amended and Restated By-Laws of EOS Preferred Corporation.

14	EOS Code of Conduct.

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the President.

31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350 of the President and Chief Financial Officer.