Form 10-Q
period 2010-09-30
EOS Preferred Corp
filed 2010-11-12
CIK 1072806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock was 100 shares, $.01 par value per share, as of November 10, 2010. No common stock was held by non-affiliates of the issuer.

EOS Preferred Corporation

PART I
Item 1. Condensed Financial Statements
EOS Preferred Corporation
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2010	2009
	(In Thousands)
ASSETS

Cash account with parent	$184	$184
Interest-bearing deposits with parent	62,379	51,639

Total cash and cash equivalents	62,563	51,823

Loans held for sale, at fair value	17,669	22,531
Loans held for sale, at lower of accreted cost or market value	7,858	7,292

Loans	25,527	29,823

Accrued interest and other receivables	135	393

Total assets	$88,225	$82,039

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses and other liabilities	$419	$344
Dividends payable	2,376	—

Total liabilities	2,795	344

Stockholders’ equity:
Preferred stock, Series B, 8% cumulative, non-convertible; $.01 par value; $1,000 liquidation value per share plus accrued dividends; 1,000 shares authorized, 937 shares issued and outstanding	—	—
Preferred stock, Series D, 8.50% non-cumulative, exchangeable; $.01 par value; $25 liquidation value per share; 1,725,000 shares authorized, 1,500,000 shares issued and outstanding	15	15
Common stock, $.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	95,320	95,320
Accumulated deficit	(9,905)	(13,640)

Total stockholders’ equity	85,430	81,695

Total liabilities and stockholders’ equity	$88,225	$82,039

See accompanying notes to condensed financial statements.

EOS Preferred Corporation
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In Thousands)		(In Thousands)
Interest income:
Interest and fees on loans	$420	$839	$1,539	$2,347
Interest on interest-bearing deposits	45	75	124	468

Total interest income	465	914	1,663	2,815
Gain (loss) on loans held for sale	2,715	(541)	5,236	(16,751)
Reduction in allowance for loan losses	—	—	—	915

Net revenue	3,180	373	6,899	(13,021)

Operating expenses:
Loan servicing and advisory services	115	35	358	123
Other general and administrative	150	146	430	716

Total operating expenses	265	181	788	839

Net income (loss)	2,915	192	6,111	(13,860)
Preferred stock dividends declared	909	—	909	816

Net income (loss) available to common stockholder	$2,006	$192	$5,202	$(14,676)

See accompanying notes to condensed financial statements.

EOS Preferred Corporation
Statements of Changes in Stockholders’ Equity
(Unaudited)

	Nine Months ended September 30, 2010
	Preferred Stock		Preferred Stock				Additional	Retained Earnings/	Total
	Series B		Series D		Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
	(In Thousands)
Balance at December 31, 2009	1	$—	1,500	$15	—	$—	$95,320	$(13,640)	$81,695
Net income	—	—	—	—	—	—	—	6,111	6,111
Cumulative dividends declared on preferred stock, Series B	—	—	—	—	—	—	—	(112)	(112)
Dividends declared on preferred stock, Series D	—	—	—	—	—	—	—	(797)	(797)
Dividends declared on common stock	—	—	—	—	—	—	—	(1,467)	(1,467)

Balance at September 30, 2010	1	$—	1,500	$15	—	$—	$95,320	$(9,905)	$85,430

	Nine Months ended September 30, 2009
	Preferred Stock		Preferred Stock				Additional	Retained Earnings/	Total
	Series B		Series D		Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
					(In Thousands)
Balance at December 31, 2008	1	$—	1,500	$15	—	$—	$95,121	$—	$95,136
Net loss	—	—	—	—	—	—	—	(13,860)	(13,860)
Cumulative dividends declared on preferred stock, Series B	—	—	—	—	—	—	—	(19)	(19)
Dividends declared on preferred stock, Series D	—	—	—	—	—	—	—	(797)	(797)

Balance at September 30, 2009	1	$—	1,500	$15	—	$—	$95,121	$(14,676)	$80,460

See accompanying notes to condensed financial statements.

EOS Preferred Corporation
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
	(In Thousands)
Cash flows from operating activities:
Net income (loss)	$6,111	$(13,860)
Adjustments to reconcile net income (loss) to net cash from operating activities:
(Gain) loss on loans held for sale	(5,236)	16,751
Decrease in accrued interest and other receivable	258	80
Increase in accrued expenses and other liabilities	75	135
Provision for loan losses	—	(915)

Net cash provided by operating activities	1,208	2,191

Cash flows from investing activities:
Loan repayments	9,532	5,921

Cash provided by investing activities	9,532	5,921

Cash flows from financing activities:
Payment of preferred stock dividends	—	(1,631)

Cash used in financing activities	—	(1,631)

Net change in cash and cash equivalents	10,740	6,481
Cash and cash equivalents at beginning of period	51,823	43,757

Cash and cash equivalents at end of period	$62,563	$50,238

See accompanying notes to condensed financial statements.

EOS Preferred Corporation
Notes to Condensed Financial Statements
Three and Nine Months Ended September 30, 2010 and 2009
NOTE 1. ORGANIZATION
     EOS Preferred Corporation (referred to hereafter as “the Company”, “EOS”, “we”, “us” or “our”) is a Massachusetts corporation with the principal business objective to hold mortgage assets that will generate net income for distribution to stockholders. We may acquire additional mortgage assets in the future, although management currently has no intention of acquiring additional assets. We were organized on March 20, 1998, to acquire and hold real estate assets. Aurora Bank FSB (“Aurora Bank”), an indirect wholly-owned subsidiary of Lehman Brothers Holdings Inc. (“LBHI”; LBHI with its subsidiaries, “Lehman Brothers”), owns all of our common stock. Prior to the merger with Aurora Bank (discussed below), we were a subsidiary of Capital Crossing Bank (“Capital Crossing Bank”), a federally insured Massachusetts trust company and our corporate name was Capital Crossing Preferred Corporation, and Capital Crossing Bank owned all of our common stock. Effective June 21, 2010, we changed our corporate name to EOS Preferred Corporation.
     We operate in a manner intended to allow us to be taxed as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986, as amended (the “IRC”). As a REIT, EOS will not be required to pay federal or state income tax if we distribute our earnings to our shareholders and continue to meet a number of other requirements.
     On March 31, 1998, Capital Crossing Bank capitalized the Company by transferring mortgage loans valued at $140.7 million in exchange for 1,000 shares of 8% Cumulative Non-Convertible Preferred Stock, Series B, valued at $1.0 million and 100 shares of our common stock valued at $139.7 million. The carrying value of these loans approximated their fair values at the date of contribution.
     On May 11, 2004, the Company closed its public offering of 1,500,000 shares of 8.50% Non-Cumulative Exchangeable Preferred Stock, Series D. Our net proceeds from the sale of Series D preferred stock was $35.3 million. The Series D preferred stock became redeemable at our option on July 15, 2009, with the prior consent of the Office of Thrift Supervision (the “OTS”). Our Series D preferred stock is publicly traded on the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) stock exchange under the ticker symbol “EOSPN”.
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
Business
     Our principal business objective is to hold mortgage assets that will generate net income for distribution to stockholders. We may acquire additional mortgage assets in the future, although management currently has no intention of acquiring additional assets. All of the mortgage assets in our loan portfolio at September 30, 2010 were acquired from Capital Crossing Bank or Aurora Bank and it is anticipated that substantially all additional mortgage assets, if any are acquired in the future, will be acquired from Aurora Bank. Aurora Bank administers our day-to-day activities in its roles as servicer under the Master Service Agreement, as amended, entered into between Aurora Bank and EOS (the “MSA”) and as advisor under the Advisory Agreement, as amended, entered into between Aurora Bank and EOS (the “AA”).

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
Use of estimates
     In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the fair value of loans held for sale. The fair value of the loan portfolio was estimated based upon an internal analysis by management and third party valuation specialists which considered, among other things, information, to the extent available, about then current sale prices, bids, credit quality, liquidity and other available information for loans with similar characteristics as our loan portfolio. For a more detailed discussion of the basis for the estimates of the fair value of our loan portfolio, please see Note 6.
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
     The fair value of our loan portfolio is estimated based upon an analysis prepared by management and third party valuation specialists which considers, among other factors, information, to the extent available, about then current sale prices, bids, credit quality, liquidity and other available information for loans with similar characteristics as our loan portfolio. The geographical location and geographical concentration of the loans in our portfolio is considered in the analysis. The valuation of the loan portfolio involves a significant level of management estimation and judgment, the degree of which is dependent on the terms of the loans and the availability of market prices and inputs.
     Loans are generally placed in non-accrual status when, in management’s judgment, full payment of principal or interest by the borrower is in doubt, or generally when the loan is ninety days or more past due as to either principal or interest. Previously accrued but unpaid interest is reversed and charged against interest income. Interest payments received on non-accrual loans are recorded as interest income unless there is doubt as to the collectability of the recorded investment. In those cases, cash received is recorded as a reduction of principal. A loan may be returned from non-accrual status to an accruing status when doubt as to collectability has been eliminated. The conditions necessary to return a loan to accrual status include all contractual principal and interest payments are current, the ability of the borrower to fulfill the contractual repayment terms is fully expected and the borrower sustains their repayment performance for a reasonable period of time. Loans are charged off when deemed by management to be uncollectible.
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
Revenue Recognition
     We recognize interest income on loans as revenue as it is earned. This revenue is included in Interest and fees on loans on the Statements of Operations. Any remaining discount relating to the purchase of the loans by us is not accreted as interest income during the period the loans are classified as held for sale but is recognized when the related loan is paid in full or sold. Accrual status loans include any loan which returns to performing status from non-performing status.
Taxes
     We have elected, for federal income tax purposes, to be treated as a REIT and intend to comply with the provisions of the IRC. Accordingly, we will not be subject to corporate income taxes to the extent we distribute at least 90% of our net taxable income to stockholders, excluding net capital gains, and as long as certain assets, income, distribution and stock ownership tests are met in accordance with the IRC. Management has evaluated the requirements for REIT status and believes that as of September 30, 2010 we qualify as a REIT for federal and state income tax purposes. As such, no provision for income taxes is included in the accompanying financial statements.
     A REIT is subject to federal excise tax for any fiscal year in which distribution of 85% of adjusted ordinary income does not occur. For the year ended December 31, 2009, the OTS had not provided a non-objection determination to the declaration and payment of dividends and as a result, EOS was subject to federal excise tax of $76,000. For the nine ended September 30, 2010, we have not accrued an excise tax liability pending continuing efforts with the OTS for the resumption of normal payment of dividends.
Significant Concentration of Credit Risk
     We had cash and cash equivalents of $62.6 million as of September 30, 2010. These funds were held in interest bearing and non-interest bearing accounts with Aurora Bank. The Federal Deposit Insurance Corporation (“FDIC”) provides coverage on these accounts which as of September 30, 2010 was limited to $250,000. Cash in excess of FDIC coverage limitations is subject to credit risk.
Recent Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued a standards update on improving disclosures about fair value measurements. The update requires expanded disclosures including the techniques and inputs used to measure fair value, transfers in and out of Levels 1 and 2, and disaggregation of components within the reconciliation of Level 3 fair value measurements. This update to the standards is effective for interim reports during this fiscal year, except for the disaggregation of components within the reconciliation of Level 3 items, which is effective for our fiscal year beginning January 1, 2011 and for interim periods within that fiscal year. We have included the applicable disclosures in Note 6, Fair Value Measurements.
     In February 2010, the FASB issued a standards update on improving disclosures about subsequent events so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This update to the standards is effective for interim reports during this fiscal year. The adoption of this update to the standards did not impact our financial statements as it only impacts the footnote disclosures. We have included the applicable disclosures in Note 7, Subsequent Events.
     In July 2010, the FASB issued a standards update requiring additional disclosures about the allowance for credit losses and the credit quality of the loan portfolio. The additional disclosures include a roll-forward of the allowance for credit losses on a disaggregated basis and more information, by type of receivable, on credit quality indicators including aging and troubled debt restructurings as well as significant purchases and sales. This update to the standards is effective for our fiscal year ending December 31, 2010 and interim reports thereafter. As our loan portfolio is classified as held for sale and carried at fair value or the lower of accreted cost or market value, we do not utilize an allowance for credit losses and this new guidance will have no impact on our results of operations or financial position.
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
     During 2009 and 2010, an agreement was negotiated between Aurora Bank and LBHI to provide for the settlement of the claims of Aurora Bank against LBHI (the “Settlement Agreement”). On September 1, 2010, a motion was filed by LBHI with the bankruptcy court requesting approval of the Settlement Agreement. The motion was approved by the bankruptcy court on September 22, 2010. The Settlement Agreement has not been executed pending regulatory approval. EOS is not a direct party to the Settlement Agreement.
Regulatory Actions Involving Aurora Bank
     Aurora Bank — Regulatory Actions and Capital Levels. On January 26, 2009, the OTS entered a cease and desist order against Aurora Bank (the “Order”). The Order, among other things, required Aurora Bank to file various privileged prospective operating plans with the OTS to manage the liquidity and operations of Aurora Bank going forward, including a strategic plan. The Order requires Aurora Bank to ensure that each of its subsidiaries, including EOS, complies with the Order, including the operating restrictions contained in the Order. These operating restrictions, among other things, restrict transactions with affiliates, capital distributions, contracts outside the ordinary course of business and changes in senior executive officers, board members or their employment arrangements without prior written notice to the OTS. On February 4, 2009 the OTS issued a prompt corrective action directive to Aurora Bank (the “PCA Directive”). The PCA Directive requires Aurora Bank to, among other things, maintain its capital ratios at the level deemed to be “adequately capitalized” and places additional constraints on Aurora Bank and its subsidiaries, including EOS. More detailed information can be found in the Order and the PCA Directive themselves, copies of which are available on the OTS’ website (www.ots.treas.gov).
     During 2009, LBHI contributed additional capital to Aurora Bank, which improved Aurora Bank’s capital position. At September 30, 2010, as set forth in a public filing with the OTS, Aurora Bank’s capital ratios were above the thresholds required to achieve the “well-capitalized” designation. However, due to the continuation of the provisions of the Order and the PCA Directive, Aurora Bank was deemed to be “adequately capitalized.” The classification of Aurora Bank’s capitalization level is subject to review and acceptance by the OTS. The Order and the PCA Directive were still effective as of the date of issuance of this interim report. The OTS may direct in writing at any time the exchange of the Series B and Series D preferred stock for preferred shares of Aurora Bank.

     Dividend Payments. Following the payment of the first quarter 2009 dividends to our Series B and Series D preferred shareholders, the OTS required Aurora Bank to submit a formal request for non-objection determination to permit the resumption of payment of dividends. Beginning in March 2009, dialogue and correspondence commenced with the OTS relating specifically to the resumption of dividend payments, which resulted in the submission of the formal request on July 28, 2009.
     As a result of the notice from the OTS, our Board of Directors (the “Board of Directors”) voted not to declare or pay the Series B and Series D preferred stock dividends that would have been payable for the second, third and fourth quarters of 2009 and the first and second quarters of 2010. The Board of Directors also voted not to declare or pay dividends on the common stock that would have been payable for fiscal 2009.
     On September 9, 2010, the OTS provided a non-objection determination for a one-time declaration of dividends by September 14, 2010 and the payment of these dividends between December 15, 2010 and December 31, 2010 in an amount sufficient to maintain qualification as a REIT for the 2009 tax year. The Board of Directors of EOS declared such dividends on September 13, 2010, for the quarter ended September 30, 2010, consistent with the OTS non-objection determination. The dividends are payable to shareholders of record as of October 29, 2010 and include cumulative dividends on the Series B preferred stock of $120.00 per share, non-cumulative dividends on the Series D preferred stock of $0.53125 per share and dividends on our common stock of $1,467.14 per share. At September 30, 2010, there were no dividends in arrears related to our Series B preferred stock. Dividends on the Series D preferred stock are non-cumulative and as such, there were no dividends in arrears.
     The OTS has not approved or provided a non-objection to any further dividend distributions. Aurora Bank and EOS have informed the OTS that failure to permit the distribution of sufficient dividends for 2010 and in future years will cause EOS to fail to qualify as a REIT. If EOS no longer qualifies as a REIT, we will be subject to federal and state income taxes in the tax year when loss of REIT status occurs and in years thereafter. Aurora Bank and EOS will continue to work with the OTS regarding the resumption of normal payment of dividends. There can be no assurance that the OTS will grant any future non-objection request, nor can there be any assurance that any further dividends will be paid or that EOS will continue to qualify as a REIT.
NOTE 4. LOANS
     As of September 30, 2010, the loan portfolio was comprised primarily of loans secured by one-to-four family residential real estate loans, of which the largest portion was located in California. Comparatively, as of September 30, 2009, a substantial portion of the loan portfolio was comprised of loans secured by commercial and multi-family real estate located in California, Nevada and the New England states.
     On November 18, 2009, EOS and Aurora Bank entered into and consummated the November Asset Exchange pursuant to which we agreed to transfer 93 loans secured primarily by commercial real estate and multi-family residential real estate to Aurora Bank in exchange for 74 loans secured primarily by residential real estate. There were no other acquisitions, sales or exchanges of loans during 2009 and through September 30, 2010.
     We use the term “carrying value” to reflect loans valued at the lower of their accreted cost or market value, or at their fair value, as applicable to the individual loans’ valuation method as selected by us in accordance with accounting standards.

A summary of the carrying value and unpaid principal balance (“UPB”) of loans by valuation method and in total is as follows:

	September 30, 2010		December 31, 2009
	Carrying	Unpaid Principal	Carrying	Unpaid Principal
	Value	Balance	Value	Balance
		(In Thousands)
Total mortgage loans, held for sale:
Commercial real estate	$6,945	$10,199	$6,380	$11,324
Multi-family residential	695	1,062	693	1,203
One-to-four family residential	17,887	23,901	22,750	32,386

Total	$25,527	$35,162	$29,823	$44,913

Portion carried at fair value:
Commercial real estate	$—	$—	$—	$—
Multi-family residential	—	—	—	—
One-to-four family residential	17,669	23,574	22,531	32,007

Total	17,669	23,574	22,531	32,007

Portion carried at lower of accreted cost or market value (1):
Commercial real estate	$6,945	$10,199	$6,380	$11,324
Multi-family residential	695	1,062	693	1,203
One-to-four family residential	218	327	219	379

Total	7,858	11,588	7,292	12,906

(1)	Though the table compares the carrying value of these loans against UPB, these loans are carried at the lower of accreted cost or market value and the carrying value cannot exceed the cost of these loans which for all loans is less than UPB.
A summary of the loans in non-accrual status is as follows:

	September 30, 2010		December 31, 2009
	Carrying	Unpaid Principal	Carrying	Unpaid Principal
	Value	Balance	Value	Balance
		(In Thousands)
Mortgage loans in non-accrual status:
Commercial real estate	$746	$801	$318	$792
Multi-family residential	—	—	—	—
One-to-four family residential	455	810	—	—

Total loans in non-accrual status	$1,201	$1,611	$318	$792

     As of September 30, 2010, there were nine loans due from nine borrowers in non-accrual status. As of December 31, 2009, there were seven loans due from five borrowers in non-accrual status.
     Activity in the allowance for loan losses follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Thousands)		(In Thousands)
Balance at beginning of period	$—	$—	$—	$915
Reversal of allowance	—	—	—	(915)

Balance at end of end of period	$—	$—	$—	$—

NOTE 5. RELATED PARTY TRANSACTIONS
     Aurora Bank administers our day-to-day activities in its roles as servicer under the MSA and as advisor under the AA. Both the MSA and the AA were amended on March 29, 2010 effective as of January 1, 2010.
     Prior to the amendment of the MSA, Aurora Bank in its role as servicer received an annual servicing fee equal to 0.20%, payable monthly, on the gross average UPB of loans serviced for the immediately preceding month. The amendment to the MSA provides for fees payable to each subservicer. Prior to the amendment of the AA on March 29, 2010, Aurora Bank in its role as advisor received an annual advisory fee equal to 0.05%, payable monthly, of the gross average UPB of our loans for the immediately preceding month, plus reimbursement for certain expenses incurred by Aurora Bank as advisor. The amendment of the AA changed the management fee to $25,000 per month. The 2010 year to date total of $225,000 is included in Loan servicing and advisory services on the Statement of Operations.
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
     As of September 30, 2010 and December 31, 2009, our portfolio of loans consisted of two categories. For the loans acquired through the November Asset Exchange, we elected the fair value option. These loans are reported at fair value and reflected in Loans held for sale, at fair value on the Balance Sheets. The amount by which the carrying value of our loan assets changes as a result of an updated valuation is recorded as an unrealized gain or loss and is included in the determination of net income in the period in which the change occurs. Loans not transferred to Aurora Bank as part of November Asset Exchange continue to be reported at the lower of their accreted cost or market value and reflected in Loans held for sale, at lower of accreted cost or market value on the Balance Sheets. The carrying value of those loans will be recognized only up to the accreted cost on the date they were classified as held for sale.
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
     The categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. In the fair value determination of our loans at September 30, 2010, all of our loans held for sale were categorized as Level 3. Considerable judgment may be required in interpreting data used to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in an actual current market exchange. The use of different market assumptions and/or estimation methodologies may have an effect on the estimated fair value.
     The fair value of our loan portfolio was estimated based upon analyses prepared by management and third party valuation specialists. The valuation specialists use various proprietary cash flow models to derive its fair value estimates. These models consider significant inputs such as loan type, loan age, loan to value ratio, payment history, and property location, as well as significant assumptions such as estimated rates of loan delinquency, potential recovery, discount rate, and the impact of interest rate reset. The third party valuation specialists also consider discussions with industry professionals to identify recent trade quotes or prices in estimating the amount at which a third party might purchase the loans and their yield requirements. Management also considers market information and quotes received from third parties, when available. The valuation of the loan portfolio involves a significant level of management estimation and judgment, the degree of which is dependent on the terms of the loans and the availability of market prices and inputs.
     The table presented below summarizes the change in balance sheet carrying value associated with Level 3 loans during the three months ended September 30, 2010.

	Balance		Net Transfers	Net Gains	Balance
	June 30, 2010	Payments	In / Out	(Losses) (1)	September 30, 2010
			(In Thousands)
Loans Held for Sale:
Commercial real estate	$6,642	$(236)	$—	$539	$6,945
Multi-family residential	705	(79)	—	69	695
One-to-four family residential	19,955	(4,175)	—	2,107	17,887

Total	$27,302	$(4,490)	$—	$2,715	$25,527

(1)	Net Gains and Losses are included in Gain (loss) on loans held for sale on the Statements of Operations.
     The table presented below summarizes the change in balance sheet carrying value associated with Level 3 loans during the nine months ended September 30, 2010.

	Balance		Net Transfers	Net Gains	Balance
	December 31, 2009	Payments	In / Out	(Losses) (1)	September 30, 2010
			(In Thousands)
Loans Held for Sale:
Commercial real estate	$6,380	$(901)	$—	$1,466	$6,945
Multi-family residential	693	(140)	—	142	695
One-to-four family residential	22,750	(8,491)	—	3,628	17,887

Total	$29,823	$(9,532)	$—	$5,236	$25,527

(1)	Net Gains and Losses are included in Gain (loss) on loans held for sale on the Statements of Operations.
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
Loans: The fair value of our loan portfolio was estimated based upon an analysis prepared by management and third party valuation specialists which considered, among other factors, information, to the extent available, about the then current sale prices, bids, credit quality, liquidity and other available information for loans with similar characteristics as our loan portfolio. The valuation of the loan portfolio involves a considerable level of management estimation and judgment, the degree of which is dependent on the terms of the loans and the availability of market prices and inputs.
Accrued interest and other receivables: The carrying value of accrued interest and other receivables approximates fair value because of the short-term nature of these financial assets.
The estimated fair values, and related carrying value, of our financial instruments are as follows:

	September 30, 2010		December 31, 2009
		Fair		Fair
	Carrying Value	Value	Carrying Value	Value
		(In Thousands)
Cash and cash equivalents	$62,563	$62,563	$51,823	$51,823
Loans	25,527	25,527	29,823	29,823
Accrued interest and other receivables	135	135	393	393
NOTE 7. SUBSEQUENT EVENTS
     We assessed events that occurred subsequent to September 30, 2010 for potential disclosure and recognition on the financial statements. No additional events have occurred that would require disclosure in or adjustment to our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This report for EOS Preferred Corporation contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could” are intended to identify such forward-looking statements. These statements are not historical facts, but instead represent our current expectations, plans or forecasts of our future results, growth opportunities, business outlook, loan growth, credit losses, liquidity position and other similar matters, including, but not limited to, the ability to pay dividends with respect to the Series B and Series D preferred stock, future bank regulatory actions that may impact us and the effect of the bankruptcy of LBHI on us. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond our control. Actual outcomes and results may differ materially from those expressed in, or implied by, any forward-looking statement. You should not place undue reliance on any forward-looking statement and should consider all uncertainties and risks, including, among other things, the risks set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2009, as well as those discussed in any of our other subsequent SEC filings. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.
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
     The following discussion of our financial condition, results of operations, capital resources and liquidity should be read in conjunction with the condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC.
Executive Level Overview
     Aurora Bank, an indirect wholly-owned subsidiary of LBHI, owns all of our common stock. Capital Crossing Bank was our sole common stockholder until February 14, 2007. As of September 30, 2010, the Series B preferred stock and Series D preferred stock remain outstanding and remain subject to their existing terms and conditions, including the call feature with respect to the Series D preferred stock.
     All of the mortgage assets in our loan portfolio at September 30, 2010 were acquired from Capital Crossing Bank or Aurora Bank and it is anticipated that substantially all additional mortgage assets, if any are acquired in the future, will be acquired from Aurora Bank. As of September 30, 2010, our loan portfolio had a carrying value of $25.5 million and a UPB of $35.2 million. There were no loans purchased or sold during the three months ended September 30, 2010.

     Residential loans constituted approximately 70% of the total carrying value of our loan portfolio at September 30, 2010. Commercial mortgage and multifamily loans constituted the remaining approximately 30%. Commercial mortgage loans are generally subject to greater risks than other types of loans. Our commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, tend to have shorter maturities than other mortgage loans and may not be fully amortizing. As of September 30, 2010, 95.3% of the carrying value of all loans was in accrual status.
     Properties underlying our current mortgage assets are concentrated; the largest portion, located in California, comprises approximately 39% of the total carrying value of the loan portfolio as of September 30, 2010. Beginning in 2007 and continuing through the present time, the housing and real estate sectors in California have been hit particularly hard by the economic downturn with higher overall foreclosure rates than the national average. If California experiences continued or further adverse economic, political or business conditions, or natural hazards, we will likely experience higher rates of loss and delinquency on our mortgage loans than if our loans were more geographically diverse.
     At September 30, 2010, we had total assets of $88.2 million, including cash and cash equivalents of $62.6 million, and total liabilities of $2.8 million. Comparatively, at December 31, 2009, we had total assets of $82.0 million, including cash and cash equivalents of $51.8 million, and total liabilities of less than $0.4 million.
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
     Net income available to the common shareholder increased $19.9 million to $5.2 million for the nine months ended September 30, 2010, compared to a net loss of $14.7 million for the same period in 2009. The increase between these year-to-date periods in net income available to the common shareholder was primarily the result of the following:
•	An increase in the gain (loss) on loans held for sale of $22.0 million. In the first nine months of 2010 there was a gain on loans held for sale of $5.2 million as compared to a loss of $16.8 million in the first nine months of 2009. A loss on loans held for sale was recorded in the first quarter of 2009 as a result of the reclassification of our loan portfolio to held for sale in connection with the February 2009 Asset Exchange Agreement and the resultant change in fair value of the loan portfolio. The gain in the first nine months of 2010 resulted from an increase in the fair value measurement of the loan portfolio as of September 30, 2010 as compared to December 31, 2009. The increase in the fair value measurement during 2010 was primarily due to a decrease in the discount rates used to value the loan portfolio.
•	A decrease in interest income of $1.2 million resulting mainly from a decrease in average loan balances, the discontinuance of the accretion of purchase discount and fees on loans as a result of the loans being reclassified as held for sale during the first quarter of 2009 and a decrease in the amount of interest income accreted on loan payoffs.
•	A decrease in the prior year’s provision for loan losses on loans held for investment of $0.9 million. In the first half of 2009 the provision for loan losses decreased by $0.9 million to $0 as a result of the reclassification of the loan portfolio to held for sale.
•	An increase of $0.1 million in preferred stock dividends. The preferred stock dividends declared on September 13, 2010 were comprised of dividends for Series B and Series D preferred stock for the third quarter of 2010 along with cumulative dividends in arrears on the Series B preferred stock for the second, third and fourth quarters of 2009 and the first and second quarters of 2010. Dividends on the Series D preferred stock are non-cumulative and as such, there were no dividends in arrears.

•	A decrease in operating expenses of $0.1 million during the first nine months of 2010 as decreases in legal fees incurred in connection with the February 2009 Asset Exchange Agreement and accounting fees were partially offset by increases in loan servicing and advisory services.
Impact of Economic Downturn
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
     Reflecting concern about the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of delinquencies, decreased consumer spending, lack of confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on borrowers negatively impacted the credit quality of our commercial loan portfolio and our residential loan portfolio. The depth and breadth of the downturn as well as the resulting impact on the credit quality of both our commercial and residential loan portfolios remain unclear. We expect, however, continued market turbulence and economic uncertainty to continue through the remainder of 2010 and into 2011.
Bankruptcy of LBHI
     On September 15, 2008, LBHI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Aurora Bank is an indirect subsidiary of LBHI. Aurora Bank has not been placed into bankruptcy, reorganization, conservatorship or receivership and EOS has not filed for bankruptcy protection. The timing and amount of any payments received by Aurora Bank with respect to debts owed to Aurora Bank by LBHI may be limited by the bankruptcy of LBHI, which could in turn negatively impact the assets, capital levels and regulatory capital ratios of Aurora Bank. We are dependent in virtually every phase of our operations on the management of Aurora Bank and as a subsidiary of Aurora Bank we are subject to regulation by federal banking authorities. The bankruptcy of LBHI and its potential negative effects on Aurora Bank has resulted in increased oversight over EOS by the OTS, primarily in regards to the declaration and payment of dividends.
     During 2009 and 2010, an agreement was negotiated between Aurora Bank and LBHI to provide for the settlement of the claims of Aurora Bank against LBHI (the “Settlement Agreement”). On September 1, 2010, a motion was filed by LBHI with the bankruptcy court requesting approval of the Settlement Agreement. The motion was approved by the bankruptcy court on September 22, 2010. The Settlement Agreement has not been executed pending regulatory approval. EOS is not a direct party to the Settlement Agreement.
Asset Exchange
     On November 18, 2009, EOS and our parent, Aurora Bank, entered into the November Asset Exchange pursuant to which Aurora Bank agreed to assign various single family Residential Loans to us in exchange for our assignment of certain commercial and multi-family mortgage loans to Aurora Bank. Pursuant to the November Asset Exchange, the Residential Loans assigned to us would be of equal or greater value to the commercial and multi-family loans assigned to Aurora Bank. The November Asset Exchange was subject to non-objection by the OTS, which was granted on August 17, 2009. The November Asset Exchange was consummated on November 18, 2009 (with an effective date of November 1, 2009) which resulted in us receiving residential mortgage loans, including jumbo mortgage loans, having a closing value of $199,000 greater than the value of the commercial and multi-family mortgage loans transferred to Aurora Bank. There can be no assurance that the Residential Loans transferred to us will maintain their current value, or in the future, continue to exceed the value of the commercial and multi-family mortgage loans transferred to Aurora Bank. The November Asset Exchange altered the mix within our loan portfolio to consist primarily of residential mortgage assets.
Regulatory Actions Involving Aurora Bank
     On January 26, 2009, the OTS entered the Order against Aurora Bank. The Order, among other things, required Aurora Bank to file various privileged prospective operating plans with the OTS to manage the liquidity and operations of Aurora Bank going forward. The Order requires Aurora Bank to ensure that each of its subsidiaries, including EOS, complies with the Order, including the operating restrictions contained in the Order. These operating restrictions, among other things, restrict transactions with affiliates, capital distributions, contracts outside the ordinary course of business and changes in senior executive officers, board members or their employment arrangements without prior written notice to the OTS. In addition, on February 4, 2009 the OTS issued a PCA Directive to Aurora Bank. The PCA Directive requires Aurora Bank to, among other things, maintain its capital ratios at the level deemed to be “adequately capitalized” and places additional constraints on Aurora Bank and its subsidiaries, including EOS. The Order and the PCA Directive have resulted in increased oversight by the OTS of Aurora Bank and EOS, and may result in further restrictions on our ability to conduct our business. The Order and the PCA Directive were still effective as of the date of issuance of this interim report. More detailed information can be found in the Order and the PCA Directive themselves, copies of which are available on the OTS’ website (www.ots.treas.gov).
     At September 30, 2010, as set forth in a public filing with the OTS, Aurora Bank’s capital ratios were above the thresholds required to achieve the “well-capitalized” designation. However, due to the continuation of the provisions of the Order and the PCA Directive, Aurora Bank was deemed to be “adequately capitalized.” The classification of Aurora Bank’s capitalization level is subject to review and acceptance by the OTS. The Order and the PCA Directive were still effective as of the date of issuance of this interim report.
Dividend Payments
     On June 26, 2009, the OTS notified Aurora Bank that, as a result of the Order and the PCA Directive, the prior approval of the OTS is currently required before payment of dividends on the Series D preferred stock are made. The terms of the Series B preferred stock provide that dividends payable to the Series B holders are junior in priority to the payment of dividends to the Series D holders. Therefore, as a result of the notice from the OTS, during 2009 our Board of Directors voted not to declare or pay the Series B and Series D preferred stock dividends that would have been payable for the second, third and fourth quarters of 2009 and the first and second quarters of 2010. The Board of Directors also voted not to declare or pay dividends on the common stock that would have been payable for fiscal 2009.
     On September 9, 2010, the OTS provided a non-objection determination for a one-time declaration of dividends by September 14, 2010 and the payment of these dividends between December 15, 2010 and December 31, 2010 in an amount sufficient to maintain qualification as a REIT for the 2009 tax year. The Board of Directors of EOS declared such dividends on September 13, 2010, for the quarter ended September 30, 2010, consistent with the OTS non-objection determination. The dividends are payable to shareholders of record as of October 29, 2010 and include cumulative dividends on the Series B preferred stock of $120.00 per share, non-cumulative dividends on the Series D preferred stock of $0.53125 per share and dividends on the common stock of $1,467.14 per share. At September 30, 2010, there were no dividends in arrears related to our Series B preferred stock. Dividends on the Series D preferred stock are non-cumulative and as such, there were no dividends in arrears.
     The OTS has not approved or provided a non-objection determination to any further dividend distributions. Aurora Bank and EOS have informed the OTS that failure to permit the distribution of sufficient dividends for 2010 and in future years will cause EOS to fail to qualify as a REIT. If EOS no longer qualifies as a REIT, we will be subject to federal and state income taxes in the tax year when loss of REIT status occurs and in years thereafter. There can be no assurance that non-objection from the OTS will be granted on any future request or when or if such OTS approval requirement will be removed. Furthermore, even if approval is received from the OTS, any future dividends on the preferred stock will be payable only when, as and if declared by the Board of Directors. Aurora Bank and EOS will continue to work with the OTS regarding the resumption of normal payment of dividends. There can be no assurance that the OTS will grant any future non-objection request, nor can there be any assurance that any further dividends will be paid or that EOS will continue to qualify as REIT.
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

Results of Operations for the Three Months Ended September 30, 2010 and 2009
Interest income
     The yields on our interest-earning assets are summarized as follows:

	Three Months Ended September 30,
	2010			2009
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
	(In Thousands)			(In Thousands)
Loans (1)	$36,253	$420	4.63%	$45,376	$839	7.34%
Interest-bearing deposits	60,352	45	0.30%	48,482	75	0.62%

Total interest-earning assets	$96,605	$465	1.93%	$93,858	$914	3.86%

(1)	For purposes of providing a meaningful yield comparison, the foregoing table reflects the average accreted cost of the loans or alternatively, the UPB for loans acquired in the November Asset Exchange, and not the fair value of the loan portfolio. Loans in non-accrual status are excluded from average balance calculations.
     The decline in interest income from the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was the combined result of the decrease in the average balance of loans and the decrease in the yield on loans and deposits.
     The average balance of our loans for the three months ended September 30, 2010 was $36.3 million compared to $45.4 million for the corresponding period in 2009. The decrease is primarily attributable to loan payments and the November Asset Exchange. The yield on the loan portfolio decreased 2.71% in the three months ended September 30, 2010 compared to the corresponding period in 2009. The yield from regularly scheduled interest and accretion income decreased to 4.59% for the three months ended September 30, 2010 from 5.60% for the same period in 2009 primarily due to a change in mix of assets to lower yielding and lower risk assets from the November Asset Exchange. For the three months ended September 30, 2010, interest and fee income recognized on loan payoffs decreased $194,000 or 98%, to $4,000 from $198,000 for the corresponding period in 2009. The level of interest and fee income recognized on loan payoffs varies for numerous reasons, as further discussed below.
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

	Three Months Ended September 30,
	2010		2009
	Interest Income	Yield	Interest Income	Yield
		(In Thousands)
Regularly scheduled interest and accretion income	$416	4.59%	$641	5.60%
Interest and fee income recognized on loan pay-offs:
Accretable discount	4	0.04	192	1.68
Other interest and fee income	—	—	6	0.06

	4	0.04	198	1.74

Total interest from loans	$420	4.63%	$839	7.34%

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
Change in allowance for loan losses
     Following the reclassification of the loan portfolio as held for sale in February of 2009, we no longer maintain an allowance for loan losses.
Operating expenses
     Loan servicing and advisory expenses increased $80,000, to $115,000 for the three months ended September 30, 2010 from $35,000 in the same period in 2009. The increase in 2010 is primarily due to increased fees under the AA, as amended.
     Other general and administrative expenses increased $4,000, to $150,000 for the three months ended September 30, 2010 from $146,000 in the same period in 2009.
Preferred stock dividends declared
     Preferred stock dividends declared were $909,000 for the three months ended September 30, 2010 compared to $0 in the same period in 2009. On September 9, 2010, the OTS provided a non-objection determination for a one-time declaration and payment of dividends in an amount sufficient to maintain qualification as a REIT for the 2009 tax year. The Board of Directors of EOS declared such dividends on September 13, 2010, for the quarter ended September 30, 2010, consistent with the OTS non-objection determination. The dividends included $18,000 of dividends on the Series B preferred stock for the third quarter of 2010, $797,000 of dividends on the Series D preferred stock for the third quarter of 2010 and $94,000 of cumulative dividends in arrears on the Series B preferred stock for the second, third and fourth quarters of 2009 and the first and second quarters of 2010. At September 30, 2010, there were no dividends in arrears related to our Series B preferred stock. Dividends on the Series D preferred stock are non-cumulative and as such, there were no dividends in arrears. The OTS has not approved or provided a non-objection to any further dividend distributions. Additionally, any future dividends on the preferred stock will be payable only when, as and if declared by the Board of Directors.

Results of Operations for the Nine Months Ended September 30, 2010 and 2009
Interest income
     The yields on our interest-earning assets are summarized as follows:

	Nine Months Ended September 30,
	2010			2009
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
	(In Thousands)			(In Thousands)
Loans (1)	$39,478	$1,539	5.20%	$47,155	$2,347	6.65%
Interest-bearing deposits	55,902	124	0.30%	46,349	468	1.35%

Total interest-earning assets	$95,380	$1,663	2.32%	$93,504	$2,815	4.03%

(1)	For purposes of providing a meaningful yield comparison, the foregoing table reflects the average accreted cost of the loans or alternatively, the UPB for loans acquired in the November Asset Exchange, and not the fair value of the loan portfolio. Loans in non-accrual status are excluded from average balance calculations.
     The decline in interest income from the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was the combined result of the decrease in the average balance of loans and the decrease in the yield on loans and deposits.
     The average balance of our loans for the nine months ended September 30, 2010 totaled $39.6 million compared to $47.2 million for the corresponding period in 2009. The decrease is primarily attributable to loan payments and the November Asset Exchange. The yield on the loan portfolio decreased 1.45% in the nine months ended September 30, 2010 compared to the corresponding period in 2009. The yield from regularly scheduled interest and accretion income decreased to 4.77% for the nine months ended September 30, 2010 from 5.79% for the same period in 2009 primarily due to a change in mix of assets to lower yielding and lower risk assets from the November Asset Exchange and a reduction in interest income resulting from the discontinuance of the accretion of purchase discount and fees on loans as a result of the loans being reclassified to held for sale during the first quarter of 2009. For the nine months ended September 30, 2010, interest and fee income recognized on loan payoffs decreased $176,000, or 58%, to $128,000 from $304,000 for the corresponding period in 2009. The level of interest and fee income recognized on loan payoffs varies for numerous reasons, as further discussed below.
     For interest-bearing deposits, the increase in the average balance was mainly due to cash flows from loan repayments slightly offset by operating expenses. The rate earned on interest-bearing deposits has remained unchanged since its decrease in July 2009 from 1.75% to 0.30%, resulting in a decrease in interest income and yield for the comparable nine month period.
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

	Nine Months Ended September 30,
	2010		2009
	Interest		Interest
	Income	Yield	Income	Yield
		(In Thousands)
Regularly scheduled interest and accretion income	$1,411	4.77%	$2,043	5.79%
Interest and fee income recognized on loan pay-offs:
Accretable discount	128	0.43	278	0.79
Other interest and fee income	—	—	26	0.07

	128	0.43	304	0.86

Total interest from loans	$1,539	5.20%	$2,347	6.65%

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
Reductions in allowance for loan losses
     Following the reclassification of the loan portfolio as held for sale in February of 2009, we no longer maintain an allowance for loan losses. We recorded reductions in the allowance for loan losses of $915,000 for the nine months ended September 30, 2009 as a result of the reclassification.
Operating expenses
     Loan servicing and advisory expenses increased $235,000, to $358,000 for the nine months ended September 30, 2010 from $123,000 in the same period in 2009. The increase in 2010 is primarily due to increased fees under the AA, as amended.
     Other general and administrative expenses decreased $286,000, to $430,000 for the nine months ended September 30, 2010 from $716,000 in the same period in 2009. The net decrease in 2010 is primarily attributable to a decrease in legal fees as 2009 included legal fees incurred in connection with the February 2009 Asset Exchange Agreement.
Preferred stock dividends declared
     Preferred stock dividends declared were $909,000 for the nine months ended September 30, 2010 compared to $816,000 in the same period in 2009. On September 9, 2010, the OTS provided a non-objection determination for a one-time declaration and payment of dividends in an amount sufficient to maintain qualification as a REIT for the 2009 tax year. The Board of Directors of EOS declared such dividends on September 13, 2010, for the quarter ended September 30, 2010, consistent with the OTS non-objection determination and included dividends on the Series B and Series D preferred stock for the third quarter of 2010 along with cumulative dividends in arrears on the Series B preferred stock for the second, third and fourth quarters of 2009 and the first and second quarters of 2010. At September 30, 2010, there were no dividends in arrears related to our Series B preferred stock. The Series D preferred stock is non-cumulative and as such, there were no dividends in arrears. The OTS has not approved or provided a non-objection to any further dividend distributions. Additionally, any future dividends on the preferred stock will be payable only when, as and if declared by the Board of Directors.

Changes in Financial Condition
Interest-bearing Deposits with Parent
     Interest-bearing deposits with parent consist entirely of money market accounts. The balance of interest-bearing deposits increased $10.8 million to $62.4 million as of September 30, 2010 compared to $51.6 million as of December 31, 2009. The increase in the balance of interest-bearing deposits is the result of cash flows from loan repayments and net cash from operating activities.
Loan Portfolio
     The loan portfolio is summarized as follows:

	September 30, 2010		December 31, 2009
	Carrying	Percentage	Carrying	Percentage
	Value	of Total	Value	of Total
		(In Thousands)
Mortgage loans:
Commercial real estate	$6,945	27.2%	$6,380	21.4%
Multi-family residential	695	2.7	693	2.3
One-to-four family residential	17,887	70.1	22,750	76.3

Total	$25,527	100.0%	$29,823	100.0%

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
     We intend that each loan acquired from Aurora Bank in the future, if any, will be a whole loan, and will be originated or acquired by Aurora Bank in the ordinary course of business. We also intend that all loans held by us will be serviced pursuant to the MSA with Aurora Bank.
     As of September 30, 2010, there were nine loans due from nine borrowers in non-accrual status that totaled $1,201,000. As of December 31, 2009, there were seven loans due from five borrowers in non-accrual status that totaled $318,000. Loans generally are placed in non-accrual status and the accrual of interest is generally discontinued when the collectability of principal and interest is neither probable nor estimable and generally occurs when the loan is ninety days or more past due as to either principal or interest. Unpaid interest income previously accrued on such loans is reversed against current period interest income. A loan is returned to accrual status when it is brought current in accordance with management’s anticipated cash flows at the time of acquisition and collection of principal and interest is probable and estimable.
Interest Rate Risk
     The majority of our loan portfolio consists of variable rate loans with contractual interest rates that are affected by changes in market interest rates. In addition, falling interest rates would tend to reduce the amount of interest earned on our interest bearing cash deposits, which could negatively impact the amount of cash available to pay dividends on preferred stock and common stock. We are not able to precisely quantify the potential impact on operating results or funds available for distribution to stockholders from material changes in interest rates.

Significant Concentration of Credit Risk
     We had cash and cash equivalents of $62.6 million as of September 30, 2010. These funds were held in interest bearing and non-interest bearing accounts with Aurora Bank. The FDIC provides coverage on these accounts which as of September 30, 2010 was limited to $250,000. Cash in excess of FDIC coverage limitations is subject to credit risk.
     Concentration of credit risk primarily arises with respect to the geographical distribution of our loan portfolio. Our balance sheet exposure to geographic concentrations directly affects the credit risk of the loans within our loan portfolio. At September 30, 2010, 39% of the carrying value of our mortgage loans consisted of loans collateralized by properties located in California. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political or business developments or natural hazards in California that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages. The housing and real estate sectors in California have been particularly impacted by the economic downturn with higher overall foreclosure rates than the national average. If California experiences further adverse economic, political or business conditions, or natural hazards, we will likely experience higher rates of loss and delinquency on our mortgage loans than if our loans were more geographically diverse.
Liquidity Risk Management
     The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of our financial commitments. In managing liquidity risk, we take into account various legal limitations placed on a REIT. Our principal liquidity need is to pay dividends on our preferred shares and common shares.
     If and to the extent that any additional assets are acquired in the future, such acquisitions are intended to be funded primarily through repayment of mortgage assets by individual borrowers and cash on hand. We do not have and do not anticipate having any material capital expenditures. To the extent that the Board of Directors determines that additional funding is required and subject to regulatory approval, we may raise such funds through additional equity offerings, debt financing or retention of cash flow (after consideration of provisions of the IRC requiring the distribution by a REIT of at least 90% of our net taxable income to stockholders, excluding net capital gains, and taking into account taxes that would be imposed on undistributed income), or a combination of these methods. We do not currently intend to incur any indebtedness. Our organizational documents limit the amount of indebtedness which we are permitted to incur without the approval of the Series D preferred stockholders to no more than 100% of the total stockholders’ equity of EOS. Any such debt may include intercompany advances made by Aurora Bank to us.
     We may also issue additional series of preferred stock, subject to OTS approval. However, we may not issue additional shares of preferred stock ranking senior to the Series D preferred stock without the consent of holders of at least two-thirds of the Series D preferred stock outstanding at that time. Although EOS’s charter does not prohibit or otherwise restrict Aurora Bank or its affiliates from holding and voting shares of Series D preferred stock, to our knowledge, there were no shares of Series D preferred stock held by Aurora Bank or its affiliates as of September 30, 2010. Additional shares of preferred stock ranking on parity with the Series D preferred stock may not be issued without the approval of a majority of our independent directors.
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

     See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and the discussion regarding market risk and other maturity and repricing information of our assets, in particular, for more information about how EOS is positioned to react to changing interest rates and inflationary trends.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises primarily from interest rate risk inherent in holding loans and interest-earning deposits. A period of rising interest rates would tend to result in an increase in net interest income and conversely, a period of falling interest rates would tend to adversely affect net interest income.
     Aurora Bank actively monitors our interest rate risk exposure pursuant to the AA, as amended, and reports to our management. Aurora Bank reviews, among other things, the sensitivity of our assets to interest rate changes, the book and market values of assets, any purchase and sale activity, and anticipated loan pay-offs. Aurora Bank’s senior management also approves and establishes pricing and funding decisions with respect to our overall asset and liability composition.
     Our methods for evaluating interest rate risk include an analysis of our interest-earning assets maturing or repricing within a given time period. As of September 30, 2010, only interest-earning assets were evaluated since we had no interest-bearing liabilities. The following table sets forth our interest rate sensitive assets categorized by repricing dates and weighted average yields at September 30, 2010. For fixed rate instruments, the repricing date is the maturity date. For adjustable rate instruments, the repricing date is deemed to be the earliest possible interest rate adjustment date. Assets that are subject to immediate repricing are placed in the overnight column.

	September 30, 2010
		Within 1	1 – 2	2 – 3	3 – 4	4 – 5	Over 5	Total	Total
	Overnight	Year	Years	Years	Years	Years	Years	UPB	Fair Value
					(In Thousands)
Interest-bearing deposits	$62,379	$—	$—	$—	$—	$—	$—	$62,379	$62,379
Weighted average yield	.30%

Fixed rate loans (1)	—	1,062	559	758	445	635	7,069	10,528	6,942
Weighted average yield		6.08%	4.96%	5.02%	4.78%	6.12%	4.37%

Adjustable rate loans (1)	—	23,023	—	—	—	—	—	23,023	17,384
Weighted average yield		4.97%

Total rate sensitive assets	$62,379	$24,085	$559	$758	$445	$635	$7,069	$95,930	$86,705

(1)	Loans are presented at UPB and exclude non-accrual loans.
     At September 30, 2010, the fair value of loans in accrual status was $24.3 million with a UPB of $33.6 million and approximately 71% of the fair value of loans in accrual status in our portfolio were floating rate loans with contractual interest rates that may fluctuate based on changes in market interest rates. Based on our experience, management applies the assumption that, on average, approximately 32.7% and 4.7% of residential and commercial loans, respectively, will prepay annually. The fair value of interest-bearing deposits approximates carrying value.

Item 4T. Controls and Procedures
     Our management, with the participation of our President and Chief Financial Officer, evaluated the effectiveness of EOS’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2010. Based on this evaluation, our President and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were (1) designed to ensure that material information relating to EOS is made known to the President and Chief Financial Officer by others within the entity, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
     No change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
     From time to time, we may be involved in routine litigation incidental to our business, including a variety of legal proceedings with borrowers, which would contribute to our expenses, including the costs of carrying non-performing assets. We are currently not a party to any material proceedings.
Item 1A. Risk Factors
     A number of risk factors, including, without limitation, the risk factors found in Item 1A of our Annual Report on Form 10-K for the annual period ended December 31, 2009 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2010 and June 30, 2010, may cause our actual results to differ materially from anticipated future results, performance or achievements expressed or implied in any forward-looking statements contained in this Quarterly Report on Form 10-Q or any other report filed by us with the SEC. All of these factors should be carefully reviewed, and the reader of this Quarterly Report on Form 10-Q should be aware that there may be other factors that could cause difference in future results, performance or achievements.
Risk Factor
If the OTS does not approve the declaration and payment of sufficient dividends for 2010 and in the future, we would be prohibited from declaring and paying sufficient dividends for 2010 and in the future and therefore may fail to qualify as a REIT.
     In order to continue to qualify as a REIT under the IRC, EOS generally is required each year to distribute to its stockholders at least 90% of its net taxable income to stockholders, excluding net capital gains. As a REIT, EOS generally is not required to pay federal or state income tax if it continues to meet this and a number of other requirements. If the OTS does not permit the declaration of sufficient dividends to EOS shareholders prior to the latest possible declaration date of September 15, 2011 and if the OTS does not permit the payment of sufficient dividends to EOS shareholders prior to the latest possible payment date of December 30, 2011, EOS will fail to qualify as a REIT for the 2010 tax year. If EOS no longer qualifies as a REIT, we will be subject to federal and state income taxes in the tax year when loss of REIT status occurs and in years thereafter.
     On June 26, 2009, Aurora Bank, our parent, was notified that prior approval of the OTS was required before EOS could pay future dividends on its Series D preferred stock. Furthermore, the terms of the Series B preferred stock provide that dividends payable to the Series B holders are junior in priority to the payment of dividends to the Series D holders. Accordingly, the Board of Directors of EOS (the “Board of Directors”) voted not to declare or pay the Series D preferred stock dividend or the Series B preferred stock dividend that would have been payable for the second, third and fourth quarters of 2009 and the first and second quarters of 2010. The Board of Directors also voted not to declare or pay dividends on the common stock that would have been payable for fiscal 2009.
     On July 28, 2009 Aurora Bank submitted a formal request for non-objection determination to permit the payment of dividends. On September 9, 2010, the OTS provided a non-objection determination for a one-time declaration of and payment of dividends in an amount sufficient to maintain qualification as a REIT for the 2009 tax year. The Board of Directors of EOS declared such dividends on September 13, 2010, for the quarter ended September 30, 2010, consistent with the OTS non-objection determination.
     The OTS has not approved or provided a non-objection to any further dividend distributions. There can be no assurance that non-objection from the OTS will be granted on any future request or when or if such OTS approval requirement will be removed. Furthermore, even if approval is received from the OTS, any future dividends on the Series B and Series D preferred stock will be payable only when, as and if declared by the Board of Directors. The terms of the Series D preferred stock provide that dividends on the Series D preferred stock are not cumulative and if no dividend is declared for a quarterly dividend period, the holders of the Series D preferred stock will have no right to receive a dividend for that period, and EOS will have no obligation to pay a dividend for that period, whether or not dividends are declared and paid for any future period. Aurora Bank and EOS will continue to work with the OTS regarding the resumption of normal payment of dividends. There can be no assurance that the OTS will grant any future non-objection request, nor can there be any assurance that any further dividends will be paid or that EOS will continue to qualify as REIT.
Item 2. Unregistered Sales of Equity Securities
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. (Removed and Reserved)
Item 5. Other Information
     Not applicable.
Item 6. Exhibits

3.1	Restated Articles of Organization of EOS Preferred Corporation.*

3.2	Amended and Restated By-Laws of EOS Preferred Corporation.*

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the President.

31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350 of the President and Chief Financial Officer.

*	Incorporated by reference herein from the exhibit of the same description filed on August 13, 2010 on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, EOS Preferred Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EOS PREFERRED CORPORATION
Date: November 12, 2010	By:	/s/ Thomas O’Sullivan
Thomas O’Sullivan
President (Principal Executive Officer)

Date: November 12, 2010	By:	/s/ Robert J. Leist, Jr.
Robert J. Leist, Jr.
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Item
3.1	Restated Articles of Organization of EOS Preferred Corporation.*

3.2	Amended and Restated By-Laws of EOS Preferred Corporation.*

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the President.

31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350 of the President and Chief Financial Officer.

*	Incorporated by reference herein from the exhibit of the same description filed on August 13, 2010 on Form 10-Q.