Form 10-K
period 2010-12-31
EOS Preferred Corp
filed 2011-03-31
CIK 1072806

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-25193

EOS PREFERRED CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	04-3439366
(State of incorporation)	(IRS Employer Identification No.)

1271 Avenue of the Americas, 46th Floor New York, New York (Address of principal executive offices)	10020 (Zip code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s sole class of common stock was 100 shares, $.01 par value per share, as of March 31, 2011. No common stock was held by non-affiliates of the registrant.

PART I

ITEM 1. BUSINESS
     This report contains, and from time to time EOS Preferred Corporation (“EOS”, “the Company”, “we”, “us” or “our”) may make, certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “believes,” “estimates”, and other similar expressions or future or conditional verbs such as “will,” “should,” “would”, and “could” are intended to identify such forward-looking statements. These statements are not historical facts, but instead represent the Company’s current expectations, plans or forecasts of its future results, growth opportunities, business outlook, loan growth, credit losses, liquidity position, and other similar matters, including, but not limited to, the requirement that Aurora Bank FSB (“Aurora Bank”) be sold or dissolved as an asset purchased by its parent within defined time frames, the ability to pay dividends with respect to the Series D preferred stock, future bank regulatory actions that may impact the Company, and the effect of the bankruptcy of Lehman Brothers Holdings Inc. (“LBHI”; LBHI with its subsidiaries, “Lehman Brothers”) on the Company. These statements are not guarantees of future results or performance and involve certain risks, uncertainties, and assumptions that are difficult to predict and often are beyond the Company’s control. Actual outcomes and results may differ materially from those expressed in, or implied by, the Company’s forward-looking statements. You should not place undue reliance on any forward-looking statement and should consider all uncertainties and risks, including, among other things, the risks set forth under Item 1A. “Risk Factors,” as well as those discussed in any of the Company’s other subsequent Securities and Exchange Commission (“SEC”) filings. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.
     Possible events or factors could cause results or performance to differ materially from what is expressed in our forward-looking statements. These possible events or factors include, but are not limited to, those risk factors discussed under Item 1A. “Risk Factors” in this report and the following: limitations by regulatory authorities on the Company’s ability to implement its business plan and restrictions on its ability to pay dividends; further regulatory limitations on the business of Aurora Bank that are applicable to the Company; the requirement that Aurora Bank be sold or dissolved within defined time frames; negative economic conditions that adversely affect the general economy, housing prices, the job market, consumer confidence, and spending habits which may affect, among other things, the credit quality of our loan portfolio (the degree of the impact of which is dependent upon the duration and severity of these conditions); the level and volatility of interest rates; changes in consumer, investor, and counterparty confidence in, and the related impact on, financial markets and institutions; legislative and regulatory actions which may adversely affect the Company’s business and economic conditions as a whole; the impact of litigation and regulatory investigations; various monetary and fiscal policies and regulations; changes in accounting standards, rules and interpretations and the impact on the Company’s financial statements; and changes in the nature and quality of the types of loans held by the Company.
General
     EOS is a Massachusetts corporation organized on March 20, 1998, with the principal business objective to hold mortgage assets that will generate net income for distribution to stockholders. We may acquire additional mortgage assets in the future. Aurora Bank, an indirect subsidiary of LBHI, owns all of our common stock. Prior to the merger with Aurora Bank (discussed below), we were a subsidiary of Capital Crossing Bank (“Capital Crossing Bank”), a federally insured Massachusetts trust company, our corporate name was Capital Crossing Preferred Corporation, and Capital Crossing Bank owned all of our common stock. Effective June 21, 2010, we changed our corporate name to EOS Preferred Corporation.
     We operate in a manner intended to allow us to be taxed as a real estate investment trust, or a “REIT”, under the Internal Revenue Code of 1986, as amended. As a REIT, EOS will not be required to pay federal income tax if we distribute our earnings to our shareholders and continue to meet a number of other requirements.
     In order to qualify as a REIT, we are generally required each year to distribute to our stockholders at least 90% of our net taxable income, excluding net capital gains. We may retain the remainder of REIT taxable income or all or part of our net capital gain, but will be subject to tax at regular corporate rates on such income. In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions considered as paid by us with respect to any calendar year are less than the sum of (1) 85% of our ordinary income for the calendar year, (2) 95% of our capital gains net income for the calendar year, and (3) 100% of any undistributed income from prior periods.
     Our Series D preferred stock is publicly traded on the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) stock exchange under the ticker symbol “EOSPN”.
     At December 31, 2010, we had total assets of $87.2 million, including cash and cash equivalents of $62.6 million, and total liabilities of $1.9 million.
Aurora Bank
     Aurora Bank, which holds all of the common stock of EOS, is an indirect subsidiary of Lehman Brothers with its home office located in Wilmington, Delaware. Aurora Bank is a member of the Federal Home Loan Bank System and its deposits are insured by the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation (“FDIC”). Its primary federal banking regulator is the Office of Thrift Supervision (“OTS”).
     As an operating subsidiary of Aurora Bank, the assets and liabilities and results of operations of EOS are consolidated with those of Aurora Bank for Aurora Bank’s financial reporting and regulatory capital purposes. Any loans that may in the future be acquired by EOS, therefore, will be treated as assets of Aurora Bank for purposes of compliance by Aurora Bank with OTS regulatory capital requirements and reported in Aurora Bank’s consolidated financial statements. Interest income on such loans will be reported as interest income of Aurora Bank in Aurora Bank’s consolidated financial statements.
     Aurora Bank is involved in virtually every aspect of our operations and is able to approve unilaterally almost all corporate actions of EOS as our sole common shareholder. The officers of EOS are also officers of Aurora Bank. EOS has retained Aurora Bank to be responsible for the administration of the day-to-day activities of EOS in its roles as servicer under a master service agreement between Aurora Bank and EOS (the “Master Service Agreement” or “MSA”) and as advisor under an advisory agreement (the “Advisory Agreement” or “AA”). These agreements were amended effective as of January 1, 2010.
     Under the AA, Aurora Bank is responsible for administering the day-to-day activities, including monitoring of our loan portfolio’s credit quality and advising us with respect to the acquisition, management, financing and disposition of mortgage assets, and our operations generally. Under the MSA, Aurora Bank services our commercial loans and oversees the servicing of the residential loan portfolio. Aurora Bank may subcontract all or a portion of its obligations under the AA to its affiliates or, with the approval of a majority of the Board of Directors including a majority of our independent directors, subcontract its obligations under the AA to unrelated third parties. Aurora Bank will not, in connection with the subcontracting of any of its obligations under the AA, be discharged or relieved from its obligations under the AA.
Bankruptcy of Lehman Brothers Holdings Inc.
     On September 15, 2008, LBHI, the indirect parent company of Aurora Bank, filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy filing of LBHI has led to increased regulatory constraints being placed on Aurora Bank by its bank regulatory authorities, primarily the OTS. These constraints affect Aurora Bank’s subsidiaries, including EOS, as applicable.
     Pursuant to a Settlement Agreement (“Settlement Agreement”) approved by the bankruptcy court and executed on November 30, 2010 (“Execution Date”), LBHI agreed to terms of a Capital Maintenance Agreement (“CMA”) in which, among other things, LBHI agreed that it will seek to sell Aurora Bank within eighteen (18) months from Execution Date. If after a period of fifteen (15) months following the Execution Date, the OTS concludes that a sale of Aurora Bank will not be consummated by the end of the eighteen (18) month period, Aurora Bank will prepare and submit to the OTS a plan for dissolution. The bankruptcy court will have the final review and approval of any proposed agreement for the sale or dissolution of Aurora Bank. There can be no assurance that a sale or dissolution of Aurora Bank will be consummated within the specified time frames or at all. We also cannot predict the effect any such sale or dissolution of Aurora Bank would have on the business, financial condition and results of operations of EOS.
Regulatory Actions Involving Aurora Bank
     Following execution of the Settlement Agreement, Aurora Bank entered into a Stipulation and Consent to Issuance of Amended Order to Cease and Desist with the OTS whereby Aurora Bank consented to the issuance of an Amended Order to Cease and Desist (“Amended Order”) issued by the OTS, which amended the Original Cease and Desist Order issued on January 26, 2009 (“Original Order”, and together with the Amended Order, “Order”). The Amended Order amended certain requirements for Aurora Bank contained in the Original Order. The provisions in the Original Order that require Aurora Bank to ensure that each of its subsidiaries, including EOS, comply with the Original Order were not amended. These operating restrictions, among other things, restrict transactions with affiliates, capital distributions to shareholders (including redemptions), contracts outside the ordinary course of business, and changes in senior executive officers, board members or their employment arrangements without prior written notice to the OTS.
     Under the Order, EOS must continue to seek and receive approval or non-objection from the OTS for the declaration and payment of dividends to our preferred and common shareholders. There is no assurance that the OTS will approve any future request for the declaration or payment of dividends. As an operating subsidiary of Aurora Bank, EOS remains subject to all of the terms and conditions of the Order which apply to such operating subsidiaries. The Order was still effective as of the date of issuance of this annual report.
     On November 30, 2010, and effective on the same date, the OTS issued an order terminating the Prompt Correction Action Directive (“PCA”) issued on February 4, 2009.
     More detailed information can be found in the Original Order, the Amended Order, the PCA, and the termination of the PCA themselves, copies of which are available on the OTS’ website (www.ots.treas.gov).
Capital of Aurora Bank
     Under the CMA LBHI agreed for the duration of LBHI’s ownership of Aurora Bank that, in the event Aurora Bank’s capital levels fall below levels specified in the agreement, LBHI will promptly make capital contributions to Aurora Bank sufficient to maintain the specified levels. The specified capital levels in the CMA are greater than the thresholds required to achieve the “well-capitalized” designation under OTS regulations.
     As of December 31, 2010, as set forth in a public filing with the OTS, Aurora Bank’s capital ratios were above the thresholds required under the CMA. The classification of Aurora Bank’s capitalization level is subject to review and acceptance by the OTS.
OTS Approval of Dividends
     On June 26, 2009, the OTS notified Aurora Bank that, as a result of the Original Order and the PCA, the approval of the OTS would be required prior to declaration and payment of dividends by EOS. The OTS required Aurora Bank to submit a formal request for non-objection determination to permit the payment of dividends. A formal request was submitted to the OTS on July 28, 2009.
     As a result of the notice from the OTS, our Board of Directors (the “Board of Directors”) did not declare or pay the Series B and Series D preferred stock dividends that would have been payable for the second, third and fourth quarters of 2009 and the first and second quarters of 2010. The Board of Directors also did not declare or pay dividends on the common stock that would have been payable for fiscal 2009.
     On September 9, 2010, the OTS provided a non-objection determination for the declaration of dividends by September 14, 2010 and the payment of these dividends between December 15, 2010 and December 31, 2010 in an amount sufficient to maintain qualification as a REIT for the 2009 tax year. The Board of Directors of EOS declared such dividends on September 13, 2010, for the quarter ended September 30, 2010, consistent with the OTS non-objection determination. The dividends were payable to shareholders of record as of October 29, 2010 and included cumulative dividends on the Series B preferred stock of $120.00 per share, non-cumulative dividends on the Series D preferred stock of $0.53125 per share and dividends on our common stock of $1,467,000.
     An additional formal request to declare dividends was submitted to the OTS on December 17, 2010 and on December 30, 2010, the OTS provided a non-objection determination for the declaration of dividends in an amount sufficient to maintain qualification as a REIT and avoid excise tax for the 2010 tax year. The non-objection determination did not provide any restriction as to the timing of declaration or payment. The Board of Directors of EOS declared such dividends on December 31, 2010, for the quarter ended December 31, 2010, consistent with the OTS non-objection determination. The dividends were payable to shareholders of record as of December 31, 2010 and included dividends on the Series B preferred stock of $20.00 per share, non-cumulative dividends on the Series D preferred stock of $0.53125 per share and dividends on our common stock in the amount of $884,000. These dividends were paid in 2011. At December 31, 2010, there were no dividends in arrears related to our Series B preferred stock. Dividends on the Series D preferred stock are non-cumulative and as such, there were no dividends in arrears.
     The OTS has not approved or provided a non-objection to any further dividend distributions. There can be no assurance that such approval will be received from the OTS or when or if such OTS approval requirement will be removed. Failure to permit the distribution of sufficient dividends in future years will cause EOS to fail to qualify as a REIT. If EOS no longer qualifies as a REIT, we will be subject to federal and state income taxes in the tax year when loss of REIT status occurs and in years thereafter. Furthermore, even if approval is received from the OTS, any future dividends on the preferred stock will be payable only when, as and if declared by the Board of Directors. Aurora Bank and EOS will continue to work with the OTS regarding the resumption of normal payment of dividends. There can be no assurance that the OTS will grant any future non-objection request, nor can there be any assurance that any further dividends will be paid or that EOS will continue to qualify as a REIT.
Business Strategies and Operations
     Our principal business objective is to hold mortgage assets that will generate net income for distribution to stockholders. We may acquire additional mortgage assets in the future. All of the mortgage assets in our loan portfolio at December 31, 2010 were acquired from Capital Crossing Bank or Aurora Bank and it is anticipated that substantially all additional mortgage assets, if any are acquired in the future, will be acquired from Aurora Bank. Our loan portfolio at December 31, 2010 consisted of mortgage assets secured by residential, multi-family and commercial properties.
     Aurora Bank is responsible for the administration of the day-to-day activities of EOS in its roles as servicer under the MSA and advisor under the AA. EOS paid Aurora Bank fees for services provided under the MSA and AA. Aurora Bank and its affiliates have interests that are not identical to those of EOS. Consequently, conflicts of interest may arise with respect to transactions, including, without limitation:
•	future acquisitions of mortgage assets from Aurora Bank or its affiliates;

•	servicing of mortgage assets, particularly with respect to mortgage assets that become non-accrual; and

•	the modification of the AA and the MSA.
Both the AA and the MSA as amended were effective as of January 1, 2010. The amended AA and the amended MSA change the fees paid by us. It is our intention that any agreements and transactions between EOS and Aurora Bank are fair to all parties and consistent with market terms, including the price paid and received for mortgage assets on their acquisition or disposition by EOS or in connection with the servicing of such mortgage assets. However, there can be no assurance that such agreements or transactions will be on terms as favorable to us as those that could have been obtained from unaffiliated third parties.

Management Policies and Programs
     In order to preserve our status as a REIT under the Internal Revenue Code, substantially all of the assets of EOS must consist of mortgage loans and other qualified assets of the type set forth in Section 856(c)(4)(A) of the Internal Revenue Code. Such other qualifying assets include cash, cash equivalents and securities, including shares or interests in other REITs, although we do not currently intend to invest in shares or interests in other REITs.
     The administration of EOS has been significantly impacted by regulatory orders issued to Aurora Bank by the OTS. The Order requires Aurora Bank to ensure that each of its subsidiaries, including EOS, be in compliance with provisions, including the operating restrictions contained therein. These operating restrictions, among other things, restrict transactions with affiliates, capital distributions to shareholders (including redemptions), contracts outside the ordinary course of business, and changes in senior executive officers, board members or their employment arrangements without prior written notice to the OTS. Until the termination of the Order, effectively, any cash or in-kind distribution, any asset acquisition or disposition, or any significant change in the business of operations of EOS will be subject to prior approval of the OTS.
     The OTS has informed Aurora Bank, our parent, that approval of the OTS is required prior to declaration and payment of dividends to our preferred and common shareholders. To date, the OTS has issued non-objection determinations for the formal requests submitted by Aurora Bank for the declaration and payment of dividends. However, there can be no assurance that such approvals will be received in the future from the OTS or when or if the OTS will release Aurora Bank from the Order. Furthermore, any future dividends will be payable only when, as and if declared by the Board of Directors.
     Asset Acquisition and Disposition Policies. Subject to prior approval by the OTS, we may, from time to time, purchase additional mortgage assets. To the extent any acquisitions are made, we intend to acquire all or substantially all of any such mortgage assets from Aurora Bank on terms that are comparable to those that could be obtained by us if such mortgage assets were purchased from unrelated third parties. We intend generally to acquire only accrual loans from Aurora Bank. We may also acquire mortgage assets from unrelated third parties. To date, we have not adopted any arrangements or procedures by which we would purchase mortgage assets from unrelated third parties, and we have not entered into any agreements with any third parties with respect to the purchase of mortgage assets. We anticipate that we will purchase mortgage assets from unrelated third parties only if neither Aurora Bank nor any of its affiliates had an amount or type of mortgage asset sufficient to meet our requirements. We currently anticipate that the mortgage assets that we may purchase will primarily include residential, multi-family, and commercial mortgage loans, although if Aurora Bank develops an expertise in additional mortgage asset products, we may purchase such additional types of qualified mortgage assets. In addition, we may also acquire limited amounts of other assets eligible to be held by REITs.
     Capital and Leverage Policies. To the extent that the Board of Directors determines, subject to regulatory approval, that additional funding is required, we may raise such funds through additional equity offerings, debt financing or retention of cash flow (after consideration of provisions of the Internal Revenue Code requiring the distribution by a REIT of not less than 90% of our REIT taxable income and taking into account taxes that would be imposed on undistributed taxable income), or a combination of these methods.
     EOS has no debt outstanding, and we currently do not intend to incur any indebtedness. The organizational documents of EOS limit the amount of indebtedness which we are permitted to incur without approval of the Series D preferred stockholders to no more than 100% of our total stockholders’ equity. Any such debt incurred may include intercompany advances made by Aurora Bank to EOS.
     EOS, subject to regulatory approval, may also issue additional series of preferred stock. However, it may not issue additional shares of preferred stock ranking senior to the Series D preferred stock without consent of holders of at least two-thirds of the outstanding Series D preferred stock. Although our charter does not prohibit or otherwise restrict Aurora Bank or its affiliates from owning or voting shares of Series D preferred stock, to our knowledge, as of December 31, 2010, Aurora Bank held no shares of Series D preferred stock. Similarly, EOS may not issue additional shares of preferred stock ranking on parity with the Series D preferred stock without the approval of a majority of our independent directors (as defined in the EOS charter). Prior to any future issuance of additional shares of preferred stock, EOS will take into consideration Aurora Bank’s regulatory capital requirements and the cost of raising and maintaining that capital at the time.

     Conflicts of Interest Policies. Because of the nature of our relationship with Aurora Bank and its affiliates, conflicts of interest may arise with respect to certain transactions, including without limitation, our acquisition of mortgage assets from, or return of mortgage assets to Aurora Bank, or disposition of mortgage assets or foreclosed property to, Aurora Bank or its affiliates, and the modification of the MSA and AA. It is our policy that the terms of any financial dealings with Aurora Bank and its affiliates will be consistent with those available from unaffiliated third parties in the mortgage lending industry. In addition, EOS maintains an Audit Committee of the Board of Directors, which is comprised solely of independent directors who satisfy the standards for independence promulgated by the NASDAQ Stock Market, Inc. Among other functions, the Audit Committee (or the Board of Directors as a whole) will review transactions between EOS and Aurora Bank and its affiliates. Furthermore, under the terms of the AA, Aurora Bank provides advice and recommendations with respect to all aspects of our business and operations, subject to the control and discretion of the Board of Directors.
     Conflicts of interest between EOS and Aurora Bank and its affiliates may also arise in connection with decisions bearing upon the credit arrangements that Aurora Bank or one of its affiliates may have with a borrower. Conflicts could also arise in connection with actions taken by Aurora Bank as the controlling person of EOS. It is the intention of EOS and Aurora Bank that any agreements and transactions between EOS and Aurora Bank or its affiliates are fair to all parties and are consistent with market terms for such types of transactions. The MSA provides that foreclosures and dispositions of the mortgage assets are to be performed in a manner substantially the same as for similar work performed by Aurora Bank for transactions on its own behalf. However, there can be no assurance that any such agreement or transaction will be on terms as favorable to us as would have been obtained from unaffiliated third parties.
     There are no provisions in our charter limiting any officer, director, security holder or affiliate of EOS from having any direct or indirect pecuniary interest in any mortgage asset to be acquired or disposed of by EOS or in any transaction in which we have an interest or from engaging in acquiring and holding mortgage assets. As described herein, it is expected that Aurora Bank and its affiliates may have direct interests in transactions with EOS (including, without limitation, the sale of mortgage assets to EOS). It is not currently anticipated, however, that any of our officers or directors will have any interests in such mortgage assets.
     Other Policies. We intend to operate in a manner that will not subject us to regulation under the Investment Company Act of 1940, as amended. We do not intend to:
•	invest in the securities of other issuers for the purpose of exercising control over such issuers;

•	underwrite securities of other issuers;

•	actively trade in loans or other investments;

•	offer securities in exchange for property; or

•	make loans to third parties, including without limitation our officers or directors and any affiliates of EOS.
     We may, under certain circumstances, and subject to applicable federal and state laws and the requirements for qualifying as a REIT, purchase Series D preferred stock in the open market or otherwise, for redemption by us. Any such redemption may only be effected with the prior approval of the OTS while the Original Order and Amended Order are in place.
     We currently intend to make investments and operate our business at all times in such a manner as to be consistent with the requirements of the Internal Revenue Code to qualify as a REIT. However, future economic, market, legal, regulatory, tax or other considerations may cause the Board of Directors to determine that it is in the best interests of EOS and our stockholders to revoke our REIT status which would have the immediate result of subjecting EOS to federal and state income tax at regular corporate rates.

     Under the AA, Aurora Bank monitors and reviews our compliance with the requirements of the Internal Revenue Code regarding our qualification as a REIT on a quarterly basis and has an independent public accounting firm, selected by the Board of Directors, annually review the results of the analysis.
Servicing
     Our loan portfolio is serviced by Aurora Bank pursuant to the terms of the MSA. The MSA as amended was effective as of January 1, 2010. The amended MSA changed the fees paid by EOS to reflect the fees payable to each sub-servicer. Through December 31, 2009, Aurora Bank in its role as servicer under the terms of the MSA received an annual servicing fee equal to 0.20%, payable monthly, on the gross average unpaid principal balances of loans serviced for the immediately preceding month. Additionally, loan servicing expense includes third party expenses associated with the collection of certain non-accrual loans.
     The MSA requires Aurora Bank to service the loan portfolio in a manner substantially the same as for similar work performed by Aurora Bank for transactions on its own behalf. Aurora Bank collects and remits principal and interest payments on at least a monthly basis; maintains perfected collateral positions; submits and pursues insurance claims; and initiates and supervises foreclosure proceedings on the loan portfolio it services. Aurora Bank also provides accounting and reporting services for the loan portfolio as required by EOS. We may also direct Aurora Bank to dispose of any loans placed on non-accrual status, or are modified due to financial deterioration of the borrower. Aurora Bank may facilitate loan modifications and short sales where circumstances are so warranted. Aurora Bank may institute foreclosure proceedings and foreclose, manage and protect the mortgaged premises, including exercising any power of sale contained in any mortgage or deed of trust, obtaining a deed-in-lieu-of-foreclosure, or otherwise acquiring title to a mortgaged property underlying a mortgage loan by operation of law or otherwise in accordance with the terms of the MSA.
     The MSA may be terminated on thirty days notice pursuant to agreement between the parties. The MSA will automatically terminate if EOS ceases to be a subsidiary of Aurora Bank.
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
Advisory Services
     EOS has entered into the AA pursuant to which Aurora Bank administers our day-to-day operations. The AA as amended was effective as of January 1, 2010. The amended AA changed the fees paid by EOS. Through December 31, 2009, Aurora Bank was paid an annual advisory fee equal to 0.05%, payable monthly, of the gross average unpaid principal balances of our loans for the immediately preceding month, plus reimbursement for certain expenses incurred by Aurora Bank as advisor. During 2010, the amended agreement, among other things, changed the management fee to a flat $25,000 per month. As advisor, Aurora Bank is responsible for:
•	monitoring the credit quality of our loan portfolio;

•	advising us with respect to the acquisition, management, financing, and disposition of our loans and other assets; and

•	maintaining our corporate and shareholder records.
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

     The AA has a term of one year, renewable annually for an additional one-year period unless EOS delivers notice of nonrenewal to Aurora Bank. We may terminate the AA at any time upon ninety days’ prior notice. As long as any Series D preferred stock remains outstanding, any decision by us either not to renew the AA or to terminate the AA must be approved by a majority of our Board of Directors, as well as by a majority of our independent directors. Other than the servicing fee and the advisory fee, Aurora Bank is not entitled to a fee for providing advisory and management services to EOS.
Description of Loan Portfolio
     To date, all of our mortgage loans have been acquired or were contributed from Capital Crossing Bank or Aurora Bank. It is anticipated that substantially all additional mortgage assets, if any additional assets are acquired in the future, will be acquired or contributed from Aurora Bank. The characteristics of our loan portfolio described below may or may not exist at future dates.
     Loans Held For Sale. On February 5, 2009, EOS and Aurora Bank entered into an Asset Exchange Agreement (the “February Asset Exchange”) pursuant to which we agreed to transfer loans secured primarily by commercial real estate and multi-family residential real estate in exchange for loans secured primarily by residential real estate. As a result of entering into the February Asset Exchange, we reclassified all of our loan assets as held for sale. On July 20, 2009, EOS and Aurora Bank mutually agreed to terminate the February Asset Exchange following the OTS failing to grant Aurora Bank’s requests for non-objection with respect to the February Asset Exchange. We continue to carry these loan assets at the lower of their accreted cost or market value. Prior to February 5, 2009, our loan assets were considered held for investment and recorded at accreted cost. On November 18, 2009, EOS and Aurora Bank entered into an Asset Exchange Agreement (the “November Asset Exchange”) pursuant to which Aurora Bank agreed to assign various single family residential mortgage loans to EOS in exchange for EOS assigning certain commercial and multi-family mortgage loans to Aurora Bank. From the November Asset Exchange, we received residential mortgage loans, including jumbo mortgage loans, in exchange for commercial and multi-family loans transferred to Aurora Bank. The residential mortgage loans received were recorded at their fair value and currently are presented at fair value.
     Fair value is defined as the price at which an asset or liability could be exchanged in a current transaction between knowledgeable, willing parties. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. Various cash flow models are used to derive fair value estimates. These models consider significant inputs such as loan type, loan age, loan to value ratio, payment history, and property location, as well as significant assumptions such as estimated rates of loan delinquency, potential recovery, discount rate, and the impact of interest rate reset. Recent trade quotes or prices are identified in estimating the amount at which a third party might purchase the loans and their yield requirements. Management also considers market information and quotes received from third parties, when available. The valuation of the loan portfolio involves some estimation and judgment, the degree of which is dependent on the terms of the loans and the availability of market prices and inputs.
     We use the term “carrying value” to reflect loans valued at the lower of their accreted cost or market value, or at their fair value, as applicable to the individual loans’ valuation method as selected by us in accordance with accounting standards.

     A summary of the carrying value and unpaid principal balance (“UPB”) of loans by valuation method and in total is as follows:

	December 31,
	2010		2009
		Unpaid Principal		Unpaid Principal
	Carrying Value	Balance	Carrying Value	Balance
		(Dollars In Thousands)
Total mortgage loans, held for sale:
Commercial real estate	$6,866	$9,504	$6,380	$11,324
Multi-family residential	850	1,034	693	1,203
One-to-four family residential	16,724	22,320	22,750	32,386

Total	$24,440	$32,858	$29,823	$44,913

Portion carried at fair value:
Commercial real estate	$—	$—	$—	$—
Multi-family residential	—	—	—	—
One-to-four family residential	16,505	22,048	22,531	32,007

Total	$16,505	$22,048	$22,531	$32,007

Portion carried at lower of accreted cost or market value (1):
Commercial real estate	$6,866	$9,504	$6,380	$11,324
Multi-family residential	850	1,034	693	1,203
One-to-four family residential	219	272	219	379

Total	$7,935	$10,810	$7,292	$12,906

(1)	Though the table compares the carrying value of these loans against UPB, these loans are carried at the lower of accreted cost or market value and the carrying value cannot exceed the cost of these loans which for all loans is less than UPB.
     The following table sets forth certain information regarding the geographic location of properties securing the mortgage loans in the loan portfolio at December 31, 2010:

			Percentage of
			Total
	Number of	Carrying	Carrying
Location	Loans	Value	Value
		(Dollars In Thousands)
California	44	$9,758	40.0%
Maryland	5	1,533	6.3
Washington	4	1,404	5.8
Virginia	4	1,233	5.1
Massachusetts	12	1,142	4.7
Michigan	3	952	3.9
Texas	3	930	3.8
Florida	9	924	3.8
North Dakota	4	792	3.2
Colorado	2	663	2.7
Kentucky	2	608	2.5
All others	41	4,501	18.2

	133	$24,440	100.0%

     The following tables set forth information regarding maturity, contractual interest rate, contractual interest rate structure, and UPB of all loans in the loan portfolio at December 31, 2010:

			Percentage of
	Number of	Carrying	Total Carrying
Period Until Maturity	Loans	Value	Value
		(Dollars In Thousands)
Six months or less	5	$476	1.9%
Greater than six months to one year	5	188	0.8
Greater than one year to three years	9	366	1.5
Greater than three years to five years	10	783	3.2
Greater than five years to ten years	10	927	3.8
Greater than ten years	94	21,700	88.8

	133	$24,440	100.0%

			Percentage of
	Number of	Carrying	Total Carrying
Contractual Interest Rate	Loans	Value	Value
		(Dollars In Thousands)
Less than 4.00%	10	$438	1.8%
4.00 to 4.49	52	7,304	29.8
4.50 to 4.99	21	5,337	21.9
5.00 to 5.49	27	8,186	33.5
5.50 to 5.99	6	1,205	4.9
6.00 to 7.99	8	806	3.3
8.00 to 9.99	5	808	3.3
10.00% and above	4	356	1.5

	133	$24,440	100.0%

			Percentage of
	Number of	Carrying	Total Carrying
Contractual Interest Structure	Loans	Value	Value
		(Dollars In Thousands)
Fixed Interest Rate	75	$7,755	31.7%
Variable Interest Rate	58	16,685	68.3

	133	$24,440	100.0%

			Percentage of
	Number of	Carrying	Total Carrying
Unpaid Principal Balance	Loans	Value	Value
		(Dollars In Thousands)
$50,000 and less	29	$571	2.3%
Greater than $50,000 to $100,000	15	795	3.2
Greater than $100,000 to $250,000	31	4,005	16.4
Greater than $250,000 to $500,000	42	11,283	46.2
Greater than $500,000 to $1,000,000	16	7,786	31.9

	133	$24,440	100.0%

     Loan Purchasing Activities. All of our commercial loans and multi-family residential loans were purchased or contributed from Capital Crossing Bank who originally purchased such loans from third parties. All of our residential loans were acquired from Aurora Bank. It is anticipated that substantially all additional loans, if any loans are acquired by us in the future, will be acquired from Aurora Bank. Existing loans primarily are secured by commercial, multi-family residential, or one-to-four family residential real estate located throughout the United States. Aurora Bank does not intend to utilize any specific threshold underwriting criteria in evaluating individual loans or pools of loans for purchase, but rather anticipates that it will evaluate each individual loan, if it is purchasing an individual loan, or pool of loans, if it is purchasing a pool of loans, on a case by case basis in making a purchase decision as described in more detail below.
     The estimated value of the real property collateralizing a loan will be determined by considering, among other factors, the type of property, its condition and location, and its highest and best use in its marketplace. In many cases, real estate brokers and/or appraisers with specific knowledge of the local real estate market will be consulted. For larger commercial loans, typically a site inspection of the real property collateralizing the loan and an internal rental analysis of similar commercial properties in the local area is undertaken. An analysis of the current and likely future cash flows generated by the collateral to repay the loan and consideration of minimum debt service coverage ratios, consisting of the ratio of net operating income to total principal and interest payments will be made. New tax and title searches may also be obtained to verify the status of any prior liens on the collateral. Additionally, if necessary, environmental specialists will review available information with respect to each property collateralizing a loan to assess potential environmental risk.
     In order to determine the amount that we are willing to bid to acquire individual loans or loan pools, we will consider, among other factors:
•	the collateral securing the loan;

•	the financial resources of the borrowers or guarantors, if any;

•	the recourse nature of the loan;

•	the age and performance of the loan;

•	the length of time during which the loan has performed in accordance with its repayment terms;

•	geographic location;

•	the yield expected to be earned; and

•	servicing restrictions, if any.
     In addition to the factors listed above, we will also consider the amount it may realize through collection efforts or foreclosure and sale of the collateral, net of expenses, and the length of time and costs required to complete the collection or foreclosure process in the event a loan becomes non-accrual or is a non-accrual loan at the purchase date.
     Loan Servicing and Asset Resolution. In the event that a purchased loan becomes delinquent, or if it is delinquent at the time of purchase, Aurora Bank, as servicer, promptly initiates collection activities. If a delinquent loan is placed in non-accrual status, Aurora Bank may pursue a number of alternatives with the goal of maximizing the overall return on each loan in a timely manner. In instances when a loan is not returned to accrual status, Aurora Bank may seek resolution through negotiating a discounted pay-off with borrowers, which may be accomplished through refinancing by the borrower with another lender, restructuring the loan to a level that is supported by existing collateral and debt service capabilities, foreclosure, sale of the collateral, or other loss mitigation activities.

Asset Quality
     Payment Status of Loan Portfolio. The following table sets forth certain information relating to the payment status of loans, net in the loan portfolio at the dates indicated:

	Carrying Value at
	December 31,
	2010	2009
	(Dollars In Thousands)
Current	$23,514	$29,353
Past due (over thirty days to eighty-nine days)	10	152

Total loans in accrual status	23,524	29,505
Non-accrual loans (ninety days or more past due)	916	318

Total	$24,440	$29,823

     As servicing agent for our commercial loan portfolio, Aurora Bank monitors our loans through its review procedures and updated appraisals. Additionally, in order to monitor the adequacy of cash flows on income-producing properties, Aurora Bank may obtain financial statements and other information from the borrower and the guarantor, including, but not limited to, information relating to rental rates and income, maintenance costs, and an update of real estate property tax payments.
     Non-Accrual Loans. The performance of our loan portfolio is evaluated regularly by Aurora Bank. Management generally classifies a loan as non-accrual and the accrual of interest on loans is discontinued when the collectability of principal and interest is not probable or estimable which generally occurs when the loan is ninety days or more past due as to either principal or interest. Unpaid interest income previously accrued on such loans is reversed against current period interest income. Interest payments received on non-accrual loans are recorded as interest income. A loan is returned to accrual status when it is brought current. Loans are charged off when they are determined to be uncollectible.
A summary of the loans on non-accrual status is as follows:

	December 31,
	2010		2009
		Unpaid Principal		Unpaid Principal
	Carrying Value	Balance	Carrying Value	Balance
	(Dollars In
	Thousands)
Mortgage loans on real estate on non-accrual status:
Commercial real estate	$692	$802	$318	$792
Multi-family residential	—	—	—	—
One-to-four family residential	224	337	—	—

Total loans on non-accrual status	$916	$1,139	$318	$792

Number of loans on non-accrual status	8		7
Number of borrowers with loans on non-accrual status	8		5
Non-accrual loans, net, as a percent of loans	3.75%		1.07%
Non-accrual loans, net, as a percent of total assets	1.05%		0.39%
     Non-accrual loans increased as of December 31, 2010 as compared to December 31, 2009. During 2010, four loans became non-accrual and three loans were written off. The carrying value increased from December 31, 2009 to December 31, 2010 due to unrealized gains resulting from increases in the fair market value of the loans held for sale and the residential loan that became non-accrual during 2010.
Discount and Allowance for Loan Losses
     Discounts on Acquired Loans. Prior to February 5, 2009, our loan assets were considered held for investment and recorded at accreted cost which accounts for the amortization of any purchase discount and deferred fees less an allowance for loan losses. We reviewed acquired loans for differences between contractual cash flows and cash flows expected to be collected from our initial investment in the acquired loans to determine if those differences were attributable, at least in part, to credit quality. If those differences were attributable to credit quality, the loan’s contractually required payments receivable in excess of the amount of its cash flows expected at acquisition, or nonaccretable discount, was not accreted into income. Prior to February 5, 2009, we recognized the excess of all cash flows expected at acquisition over our initial investment in the loan as interest income using the interest method over the term of the loan.
     Prior to February 5, 2009, for loans at acquisition which did not have evidence of deterioration of credit quality since origination, the discount, representing the excess of the amount of reasonably estimable and probable discounted future cash collections over the purchase price, was accreted into interest income using the interest method over the term of the loan. Prepayments were not considered in the calculation of accretion income. Additionally, discount was not accreted on non-accrual loans. If cash flows could not be reasonably estimated for any loan, and collection was not probable, the cost recovery method of accounting was used. Under the cost recovery method, any amounts received were applied against the recorded amount of the loan. Nonaccretable discount was generally offset against the related unpaid principal balance when the amount at which a loan was resolved or restructured. There was no effect on the income statement as a result of these reductions. Subsequent to acquisition, if cash flow projections improved, and it was determined that the amount and timing of the cash flows related to the nonaccretable discount were reasonably estimable and collection was probable, the corresponding decrease in the nonaccretable discount was transferred to the accretable discount and was accreted into interest income over the remaining life of the loan on the interest method. If cash flow projections deteriorated subsequent to acquisition, the decline was accounted for through a provision for loan losses included in earnings.
     Allowance for Loan Losses. Prior to February 5, 2009, our loan assets were considered held for investment and recorded at accreted cost, which accounts for the amortization of any purchase discount and deferred fees, less an allowance for loan losses. The allowance for loan losses was increased or decreased through a provision for loan losses or a reduction in the allowance for loan losses included in earnings.
Employees
     EOS has four employees, including the President and Chief Financial Officer. EOS employees currently are also officers of Aurora Bank and do not receive separate compensation from EOS. EOS maintains corporate records and audited financial statements that are separate from those of Aurora Bank. We do not have any other employees because we have retained Aurora Bank to perform all necessary functions pursuant to the AA and the MSA. There are no provisions in our charter limiting any of the officers or directors from having any direct or indirect pecuniary interest in any mortgage asset to be acquired or disposed of by us or in any transaction in which we have an interest or from engaging in acquiring and holding mortgage assets. None of the officers or directors currently has, nor is it anticipated that they will have, any such interest in our mortgage assets.
Competition
     Numerous banks and non-bank financial institutions have historically competed with Aurora Bank for deposit accounts and the acquisition of loans. The primary factors in competing for deposit accounts include interest rates and the quality and range of financial services offered. The primary factor in competing for purchased loans is price. Aurora Bank continues to be subject to restrictions imposed by the Order. With respect to deposits, additional significant competition may arise from corporate and government debt securities, as well as money market mutual funds.
     We do not anticipate that we will engage in the business of originating mortgage loans. Subject to prior approval by the OTS, we may acquire mortgage assets in addition to those in the loan portfolio and anticipate that substantially all these mortgage assets, if any assets are acquired in the future, will be acquired from Aurora Bank. Accordingly, we do not expect to compete with mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers, or insurance companies in acquiring our mortgage assets from Aurora Bank. Aurora Bank, however, may face significant competition in the purchase of mortgage loans, which could have an adverse effect on our ability to acquire mortgage loans. If Aurora

Bank does not successfully compete in the purchase and origination of mortgage loans, there could be an adverse effect on our business, financial condition and results of operations.
     The banking industry in the United States is part of the broader financial services industry which also includes insurance companies, mutual funds, consumer finance companies, and securities brokerage firms. In recent years, intense market demands, technological and regulatory changes, and economic pressures have eroded industry classifications which were once clearly defined. Continuing realignment within the financial services sector could eliminate some competitors or introduce new ones. Likewise, government programs aimed at addressing the current credit crisis could facilitate additional companies and government sponsored entities to compete with Aurora Bank for attractive investments.
Environmental Matters
     In the course of our business, we may acquire through foreclosure, properties securing loans we have purchased which are in default and involve environmental matters. With respect to other real estate owned, there is a risk that hazardous substances or wastes, contaminants or pollutants could be discovered on such properties after acquisition. In such event, we may be required to remove such substances from the affected properties at our sole cost and expense and may not be able to recoup any of such costs from any third party.
Available Information
     We file an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the SEC. You may read and copy any document filed by us at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10:00 a.m. to 3:00 p.m. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. We do not maintain an internet website, but the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including us) file electronically with the SEC. The SEC’s website address is http://www.sec.gov.

ITEM 1A. RISK FACTORS
     A number of risk factors, including, without limitation, the risks factors set forth below, may cause our actual results to differ materially from anticipated future results, performance or achievements expressed or implied in any forward-looking statements contained in this Annual Report on Form 10-K. All of these factors should be carefully reviewed, and the reader of this Annual Report on Form 10-K should be aware that there may be other factors that could cause difference in future results, performance or achievements.
Risks Related to the LBHI Bankruptcy, Settlement Agreement and Regulatory Oversight of Aurora Bank
EOS is dependent in virtually every phase of its operations on the diligence and skill of the management of Aurora Bank. The Settlement Agreement requires LBHI to either sell or dissolve Aurora Bank within defined time frames.
     Aurora Bank, which holds all of the common stock of EOS, is involved in every aspect of our operations and is able to approve unilaterally almost all of our corporate actions as its sole common shareholder. We have four employees and the employees of EOS currently are also officers of Aurora Bank. EOS does not have any other employees because we have retained Aurora Bank to perform all necessary functions pursuant to the AA and the MSA.
     Under the AA between EOS and Aurora Bank, Aurora Bank is responsible for administering the day-to-day activities, including monitoring of our credit quality and advising it with respect to the acquisition, management, financing and disposition of mortgage assets, and our operations generally. Under the MSA between EOS and Aurora Bank, Aurora Bank services our commercial loans and oversees the servicing of the residential loan portfolio.
     Pursuant to the CMA, LBHI agreed that it will seek to sell Aurora Bank within eighteen (18) months from Execution Date. If after a period of fifteen (15) months following the Execution Date, the OTS concludes that a sale of Aurora Bank will not be consummated by the end of the eighteen (18) month period, Aurora Bank will prepare and submit to the OTS a plan for dissolution. The bankruptcy court will have the final review and approval of any proposed agreement for the sale of Aurora Bank.
     The loss of the services of Aurora Bank, or the inability of Aurora Bank to effectively provide such services whether as a result of the loss of key members of Aurora Bank’s management, early termination of the agreements or otherwise, and our inability to replace such services on favorable terms, or at all, could adversely affect our ability to conduct our operations and our results of operations.
Failure to honor the Capital Maintenance Agreement may result in an automatic exchange directive.
     On September 15, 2008, LBHI filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York. Aurora Bank is an indirect subsidiary of LBHI and EOS is an operating subsidiary of Aurora Bank. Aurora Bank has not been placed into bankruptcy, reorganization, conservatorship, or receivership and EOS has not filed for bankruptcy protection.
     On the Execution Date, LBHI agreed to enter into the CMA with Aurora Bank and the OTS. Pursuant to the CMA, LBHI agreed for the duration of LBHI’s ownership of Aurora Bank to maintain Aurora Bank’s tier 1 risk based capital ratios at levels greater than the thresholds required to achieve a “well-capitalized” designation under OTS regulations. As of December 31, 2010, as set forth in a public filing with the OTS, Aurora Bank’s capital ratios were above the thresholds required under the CMA. The classification of Aurora Bank’s capitalization level is subject to review and acceptance by the OTS.
     Notwithstanding the Settlement Agreement, the bankruptcy or other factors may limit the ability of LBHI to contribute capital to Aurora Bank now or in the future. The potential inability of LBHI to contribute capital to Aurora Bank increases the risk that the OTS may direct the automatic exchange of the Series D preferred stock of EOS for preferred shares of Aurora Bank at a ratio of one Series D preferred share for one-hundredth of one preferred share of Aurora Bank. Should that automatic exchange occur the Series D shareholders may hold bank stock for an institution that has inadequate capital, and whose stock is not listed and therefore possess an asset that is not liquid.
EOS is subject to extensive government regulation and supervision.
     EOS, as an operating subsidiary of Aurora Bank, is subject to extensive federal regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds, and the banking system as a whole, not shareholders. These regulations have an effect on our capital structure, dividend policy, and growth, among other things. Congress and federal regulatory agencies continually review and revise banking laws, regulations, and policies to enhance the safety and soundness of the banking system. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Failure to comply with laws, regulations or policies could result in, among other things, sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations.
     On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Act”) was signed into law. Under the Act financial institutions, including Aurora Bank will be subject to significant new conditions and limitations. In addition, Aurora Bank’s primary federal regulator, the OTS, will be dissolved with supervision and enforcement powers being transferred to the Office of the Comptroller of the Currency (“OCC”). This transfer of supervisory and enforcement powers will directly impact EOS. The OCC will become the administrator of the Order, as well as be the agency empowered with approving dividend declaration requests and other actions impacting the capital and/or assets of EOS. There can be no assurance that the OCC will approve any dividend declaration request, or any other requests impacting the capital and/or assets of EOS.
The failure of Aurora Bank could result in the loss of our funds on deposit with Aurora Bank, which could reduce the amount of cash available to pay distributions, including dividends on the Series D preferred stock.
     As of December 31, 2010, the FDIC, will only insure amounts up to $250,000 per depositor in any particular bank. As of December 31, 2010, we had approximately $62.4 million of interest bearing deposits with Aurora Bank, which is significantly in excess of federally-insured levels. If Aurora Bank were to fail or be placed into receivership, we may lose any amount of deposit value over federally-insured amounts. The loss of deposit value could reduce the amount of cash we have available to pay distributions, including dividends on the Series D preferred stock.

Risks Related to our Loan Portfolio
Fluctuations in interest rates could reduce our earnings and affect our ability to pay dividends.
     Our income consists primarily of interest earned on our mortgage assets and cash deposits. Approximately 68% of our accrual mortgage assets bear interest at adjustable rates. If there is a decline in interest rates, we will experience a decrease in income available to be distributed to our stockholders. If interest rates decline, we may also experience an increase in prepayments on our mortgage assets and may find it difficult to purchase additional mortgage assets bearing rates sufficient to support the payment of dividends. Conversely, an increase in mortgage rates could result in decreased interest income and increased non-interest expense related to workouts and other collection efforts. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on our loans may lead to an increase in non-accrual loans, which could have a material adverse effect on our results of operations.
The realizable value of our loan portfolio may differ from fair value.
     The fair value of our loan portfolio is estimated based upon various cash flow models. These models consider significant inputs such as loan type, loan age, loan to value ratio, payment history, and property location, as well as significant assumptions such as estimated rates of loan delinquency, potential recovery, discount rate, and the impact of interest rate reset. Recent trade quotes or prices are identified in estimating the amount at which a third party might purchase the loans and their yield requirements. Management also considers market information and quotes received from third parties, when available. The valuation of the loan portfolio involves a significant level of management estimation and judgment, the degree of which is dependent on the terms of the loans and the availability of market prices and inputs. The realizable value of the loan portfolio may differ from fair value and actual losses could materially and adversely affect our results of operations.
Continued declines in home prices would negatively impact the performance of residential mortgages.
     Beginning in 2007, there has been a steep decline in the national housing market with home prices falling dramatically and increases in foreclosures. The global recession has brought increased levels of unemployment and underemployment. If housing prices continue to fall and unemployment and underemployment continue to rise, the number of defaults, and related foreclosures, on residential mortgages will remain at their current elevated levels or possibly increase. In addition, governmental initiatives could impact the ability of lenders to foreclose on residential properties and realize the value of the collateral for residential loans that are in default. These factors could have a material adverse effect on a portfolio of loans secured primarily by residential real estate such as ours, which could result in a material adverse effect on our financial condition and results of operations.
Loans in our portfolio will most likely be originated by other parties.
     EOS does not originate mortgage loans but rather purchases mortgage loans originated by third parties. It is anticipated that additional mortgage assets would be acquired from Aurora Bank. Loans purchased by Aurora Bank would likely consist of loans originated by third parties which may not be subject to the same level of due diligence that Aurora Bank would have conducted had it originated the loans and may lack current financial information. In addition, such loans may have incomplete legal documentation and outdated appraisals. Although it is anticipated that Aurora Bank would conduct a comprehensive acquisition review, it also may rely on certain information provided by the parties that originated the loans, who may have substantially different underwriting standards. These differences may include less rigorous appraisal requirements and debt service coverage ratios, and less rigorous analysis of property location and environmental factors, building condition and age, tenant quality, compliance with zoning regulations, any use restrictions, easements or rights of ways that may impact the property value, and the borrower’s ability to manage the property and service the mortgage. As a result, we may not have information with respect to an acquired loan which, if known at the time of acquisition, would have caused it to reduce its bid price or not bid for the loan at all. This may adversely affect our yield on loans. Loans such as these could have a higher risk of becoming non-accrual loans in the future and adversely affect our results of operations.

The loans in our portfolio are concentrated in California and adverse conditions in that market could adversely affect our financial results.
     Properties underlying the current mortgage assets of EOS are concentrated in California. As of December 31, 2010, approximately 40% of the carrying value of our mortgage loans were secured by properties located in California. Adverse economic, political or business developments or natural hazards may affect this area and the ability of property owners in this area to make payments of principal and interest on the underlying mortgages. Beginning in 2007 and throughout the following years, the housing and real estate sectors in California were particularly hard hit by the recession with higher overall foreclosure rates than the national average. If California experiences further adverse economic, political or business conditions, or natural hazards, we will likely experience higher rates of loss and delinquency on our mortgage loans than if our loans were more geographically diverse.
A portion of our loan portfolio is made up of commercial mortgage loans, which are generally riskier than other types of loans.
     Commercial mortgage loans constituted approximately 28% of the carrying value of our loan portfolio at December 31, 2010. Commercial mortgage loans are generally subject to greater risks than other types of loans. Our commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, may have shorter maturities than other mortgage loans and may not be fully amortizing, meaning that they have an unpaid principal balance or “balloon” payment due on maturity. The commercial real estate properties underlying our commercial mortgage loans also tend to be unique and are more difficult to value than other real estate properties. They are also subject to relatively greater environmental risks than other types of loans and to the corresponding burdens and costs of compliance with environmental laws and regulations. Because of these risks related to commercial mortgage loans, we may experience higher rates of default on our mortgage loans than we would if our loan portfolio was more diversified and included a greater number of owner-occupied residential or other mortgage loans. Higher rates of default will cause the level of impaired loans to increase, which may have a material adverse effect on our results of operations.
We may not be able to purchase loans at the same volume or with the same yields as purchased in the past.
     Future loan purchases, if any, will depend on the availability of pools of loans offered for sale and Aurora Bank’s ability to submit successful bids or negotiate satisfactory purchase prices. Historically, the acquisition of loans has been highly competitive and there can be no assurance that Aurora Bank will be able to purchase loans at the same volume or with the same yields as we have historically purchased or that we will acquire any loans from Aurora Bank or at all. This may interfere with our ability to maintain the requisite level of mortgage assets to maintain our qualification as a REIT. If volumes of loans owned by us decline or the yields on these loans decline, we could experience a material adverse effect on our financial condition.
We could be held responsible for environmental liabilities of properties it acquires through foreclosure.
     If we choose to foreclose on a defaulted mortgage loan to recover our investment, we may be subject to environmental liabilities related to the underlying real property. Approximately 28% of the carrying value in our portfolio at December 31, 2010, was for commercial mortgage loans, which generally are subject to relatively greater environmental risks than other types of loans. Hazardous substances or wastes, contaminants, pollutants or sources thereof may be discovered on properties during our ownership or after a sale to a third party. The amount of environmental liability could exceed the value of the real property. There can be no assurance that we would not be fully liable for the entire cost of any removal and clean-up on an acquired property, that the cost of removal and clean-up would not exceed the value of the property, or that we could recoup any of the costs from any third party. In addition, we may find it difficult or impossible to sell the property prior to or following any such remediation. The incurrence of any significant environmental liabilities with respect to a property securing a mortgage loan could have a material adverse effect on our financial condition.

Risks Related to Tax Status as a REIT
     Our qualification as a REIT requires us to satisfy numerous requirements (some on an annual and quarterly basis) established under the highly technical and complex Internal Revenue Code provisions, including share ownership tests, organizational requirements, distribution tests, gross income tests, and asset tests.
If we fail to qualify as a REIT, we will be subject to federal and state income tax at regular corporate rates.
     If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. As a result, the amount available for distribution to our stockholders would be reduced for the year or years involved. In addition, unless entitled to relief under statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year which qualification was lost. The failure to qualify as a REIT would reduce our net earnings available for distribution to our stockholders because of the additional tax liability for the year or years involved.
     Although we currently intend to operate in a manner designed to qualify as a REIT, future economic, market, legal, regulatory, tax or other considerations may cause EOS’ directors to revoke our REIT election. The tax law prohibits us from electing treatment as a REIT for the four taxable years following the year of any such revocation.
If we do not distribute 90% of our net taxable income, we may not qualify as a REIT.
     We generally are required each year to distribute to our stockholders at least 90% of our net taxable income, excluding net capital gains. We may retain the remainder of REIT taxable income or all or part of our net capital gain, but will be subject to tax at regular corporate rates on such income. In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions considered as paid with respect to any calendar year are less than the sum of (1) 85% of our ordinary income for the calendar year, (2) 95% of our capital gains net income for the calendar year, and (3) 100% of any undistributed income from prior periods. In order to qualify as a REIT, distributions must be declared by September 15th of the following fiscal year and paid by December 31st.
     Restrictions on our ability to declare and pay dividends contained in the Order could result in EOS failing to qualify as a REIT. Futhermore, to the extent our REIT taxable income may exceed the actual cash received for a particular period, we may not have sufficient liquidity to make distributions necessary to retain our REIT qualification.
If ownership of the stock of EOS becomes concentrated in a small number of individuals, EOS may fail to qualify as a REIT.
     Not more than 50% in value of a company’s outstanding shares may be owned, directly or indirectly, by five or fewer individuals, as defined in the Internal Revenue Code to include certain entities, during the last half of each taxable year. We monitor EOS’ ownership, however, it is possible that the ownership of our preferred stock might become sufficiently concentrated in the future such that five or fewer individuals would be treated as having constructive ownership of more than 50% of the value of our stock. Also, difficulty monitoring the ownership and constructive ownership of our outstanding shares could evolve and, therefore, there can be no assurance that we will continue to meet the share ownership requirement.
If we do not meet certain gross income tests, we may not qualify as a REIT.
     We are required to satisfy two gross income tests for each taxable year. At least 75% of our gross income must be derived directly or indirectly from rents from real property, investments in real estate and/or real estate mortgages, dividends paid by another REIT, and from some types of temporary investments. Additionally at least 95% of our gross income must be derived from any combination of income qualifying under the 75% test and dividends, non-real estate mortgage interest, and gain from the sale or disposition of stock or securities. If we fail to satisfy one or both of the gross income tests for any taxable year, we may nevertheless qualify as a REIT for the year if we are entitled to relief under certain provision of the Internal Revenue Code. In this case, a penalty tax would still be applicable.
If we do not meet certain asset tests, we may not qualify as a REIT.
     We are required to meet four asset tests at the close of each quarter of our taxable year. First, at least 75% of the value of our total assets must be represented by real estate assets (which include other real estate investment trusts) and certain cash related items. Second, not more than 25% of the value of our total assets may be represented by securities other than those in the 75% asset class. Third, except for securities included in the first test, we may not own more than 5% of the value of our total assets in any one equity investment in other REITs, qualified REIT subsidiary, or taxable REIT subsidiary and we may not own securities representing more than 10% of the voting power or value in any of those investments. Fourth, not more than 25% of the value of our total assets may be represented by securities of one or more taxable REIT subsidiaries. There are certain exceptions to these tests. If we fail to satisfy the 5% or 10% asset tests described after a 30-day cure period provided by the Internal Revenue Code and the non-qualifying asset is the lesser of less than 1% of the total value of our assets at the end of the applicable quarter or $10,000,000 and we dispose of the non-qualifying assets within six months after the last day of the applicable quarter in which the failure to satisfy the asset test is discovered, we will be deemed to have meet such tests. For violations due to reasonable cause and not willful neglect, we may avoid disqualification as a REIT by disposing of sufficient assets to meet the asset test within such six month period, paying a tax equal to the greater of $50,000 or the highest corporate tax rate multiplied by the net income generated by the non-qualifying assets and disclosing certain information to the Internal Revenue Service. If we cannot avail ourselves of these relief provisions, or if we fail to timely cure any noncompliance with the asset tests, we would cease to qualify as a REIT.

Risks Related to future dividends and the Potential for Exchange or Redemption of Preferred Stock
Bank regulators may continue to limit the ability of EOS to declare and pay dividends.
     Because EOS is an operating subsidiary of Aurora Bank, the OTS and FDIC have the right to examine EOS and our activities and to impose restrictions on Aurora Bank or EOS which impacts our ability to conduct business according to our business objectives, which could materially adversely affect the financial condition and results of operations of EOS.
     Following execution of the Settlement Agreement, on November 30, 2010, the OTS issued the Amended Order, which amended the Original Order. However, the provisions in the Original Order that require Aurora Bank to ensure that each of its subsidiaries, including EOS, comply with the Original Order were not amended. These operating restrictions, amount other things, restrict transactions with affiliates, capital distributions to shareholders, (including redemptions), contracts outside the ordinary course of business, and changes in senior executive officers, board members or their employment arrangements without prior written notice to the OTS.
     Under the Order, EOS must continue to seek and receive approval or non-objection from the OTS for the declaration, payment, and distribution of dividends to our preferred and common shareholders. There is no assurance that the OTS will approve any request for the declaration or payment of dividends.
     Furthermore, any future dividends on the Series D preferred stock will be payable only when, as and if declared by the Board of Directors.
Changes in the performance of Aurora Bank may result in the Series D preferred stock being subject to automatic exchange into preferred shares of Aurora Bank at any time.
     The returns from an investment in the Series D preferred stock will depend to a significant extent on the performance and capital of Aurora Bank. If (i) Aurora Bank is undercapitalized, (ii) or if the OTS anticipates that Aurora Bank will become undercapitalized, (iii) or if Aurora Bank is placed into bankruptcy, reorganization, conservatorship or receivership, the OTS may direct the automatic exchange of the preferred shares of EOS for preferred shares of Aurora Bank, which would represent an investment in Aurora Bank and not in EOS. Under these circumstances:
•	a holder of Series D preferred stock would be a preferred stockholder of Aurora Bank if Aurora Bank becomes undercapitalized, if Aurora Bank is placed into bankruptcy, reorganization, conservatorship, or receivership, or if the OTS, in its sole discretion, anticipates Aurora Bank becoming undercapitalized. The conversion ratio is one Series D preferred share for one-hundredth of one preferred share of Aurora Bank. An investment in Aurora Bank is also subject to risks that are distinct from the risks associated with an investment in EOS. For example, an investment in Aurora Bank would involve risks relating to the capital levels of, and other federal regulatory requirements applicable to, Aurora Bank and the performance of Aurora Bank’s loan portfolio, other assets, and other business lines. Aurora Bank stock is not listed. Aurora Bank also has significantly greater liabilities than does EOS;

•	if a liquidation of Aurora Bank occurs, the claims of depositors and creditors of Aurora Bank and/or the OTS would have priority over the claims of holders of the preferred shares of Aurora Bank, and therefore, a holder of Series D preferred stock likely would receive, if anything, substantially less than such holder would receive had the Series D preferred stock not been exchanged for preferred shares of Aurora Bank; and

•	the exchange of the Series D preferred stock for preferred shares of Aurora Bank would be a taxable event to a holder of Series D preferred stock under the Internal Revenue Code, and such holder would incur a gain or a loss, as the case may be, measured by the difference between such holder’s basis in the Series D preferred stock and the fair market value of Aurora Bank preferred shares received in the exchange.

General Business Risks
Our business and financial results are significantly affected by general business and economic conditions.
     Since 2007, the U.S. economy has experienced a severe economic downturn. Business activity across a wide range of industries and regions has suffered significant declines with many showing reduced earnings or, in some cases, losses. The U.S. economy has seen increased levels of commercial and consumer delinquencies and defaults, lack of consumer confidence and spending, reduced availability of commercial credit, and increased unemployment and underemployment.
     We do not expect that these difficult conditions are likely to improve significantly in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions and lead to additional foreclosures, delinquencies, and bankruptcies, which could have a negative impact on our financial condition and results of operations.
Our results will be affected by factors beyond our control.
     Our mortgage loan portfolio is subject to local economic conditions which could affect the value of the real estate assets underlying our loans and therefore our results of operations will be affected by various conditions in the real estate market, all of which are beyond our control, such as:
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
The relationship between EOS and Aurora Bank may create conflicts of interest.
     Aurora Bank and its affiliates may have interests which are not identical to those of EOS and conflicts of interest have arisen and may arise in the future with respect to transactions between us and Aurora Bank such as:
Acquisition of mortgage assets. Subject to prior approval by the OTS, we may from time to time purchase additional mortgage assets. If we acquire any additional mortgage assets, it is anticipated that substantially all of such mortgage assets will be acquired from Aurora Bank on terms that are comparable to those that could be obtained by us if such mortgage assets were purchased from unrelated third parties. Although any purchases will be structured to take advantage of the underwriting procedures of Aurora Bank, and while we believe that any agreements and transactions between us and Aurora Bank and/or its affiliates, will be fair to all parties and consistent with market terms, neither EOS nor Aurora Bank are required to obtain a third-party valuation to confirm that we are paying fair market value. Additionally, through limiting our source of purchased mortgage assets solely to those originated or purchased by Aurora Bank, our portfolio will generally reflect the nature, scope, and risk of Aurora Bank’s portfolio rather than a more diverse portfolio composed of mortgage loans also purchased from other lenders.

Servicing of mortgage assets by Aurora Bank. Aurora Bank in its role as servicer under the terms of the MSA received an annual servicing fee on the gross average unpaid principal balances of loans serviced for the immediately preceding month. The MSA requires Aurora Bank to service the loan portfolio in a manner substantially the same as for similar work performed by Aurora Bank for transactions on its own behalf. While we believe that Aurora Bank will diligently pursue collection of any non-accrual loans, there can be no assurance that this will be the case. Our ability to make timely payments of dividends will depend in part upon Aurora Bank’s prompt collection efforts on behalf of EOS.

Future dispositions of mortgage assets to Aurora Bank or its affiliates. The MSA provides that foreclosures and dispositions of the mortgage assets are to be performed in a manner substantially the same as for similar work performed by Aurora Bank on its own behalf. However, there can be no assurance that any such agreement or transaction will be on terms as favorable to it as would have been obtained from unaffiliated third parties. Aurora Bank may seek to exercise its influence on our affairs so as to cause the sale of the mortgage assets owned by EOS and their replacement by lesser quality loans purchased from Aurora Bank or elsewhere which could adversely affect our business and our ability to make timely payments of dividends.
The controls and procedures of EOS may fail or be circumvented.
     Management is responsible for our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations, and financial condition.
The Board of Directors has broad discretion to revise the strategies of EOS.
     The Board of Directors establishes our investment and operating strategies. These strategies may be revised from time to time at the discretion of the Board of Directors without a vote of the EOS stockholders. Changes in our strategies could have a negative effect on shareholders.
EOS is subject to the risk of litigation, and the outcome of proceedings it may become involved in could materially adversely affect our business.
     From time to time, we may be involved in litigation incidental to our business, including without limitation, a variety of legal proceedings with borrowers. Although we intend to vigorously defend against all potential actions, there can be no assurance that the ultimate outcome of any actions will not cause a loss or materially adversely affect our business or results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     We conduct all of our business out of offices maintained by Aurora Bank. The mailing address is 1271 Avenue of the Americas, 46th Floor, New York, NY 10020. EOS does not directly reimburse Aurora Bank for the use of such space.
ITEM 3. LEGAL PROCEEDINGS
     From time to time, we may be involved in routine litigation incidental to our business, including a variety of legal proceedings with borrowers, which could contribute to the Company’s expenses, including the costs of carrying non-accrual loans.

ITEM 4. (REMOVED AND RESERVED).
     Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Common Stock
     In connection with our formation on March 20, 1998, we issued 100 shares of our common stock to Capital Crossing Bank. These shares of common stock were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. There is no established public trading market for the common stock. As of March 31, 2011, there were 100 issued and outstanding shares of common stock, all of which were held by Aurora Bank.
     On February 14, 2007, Capital Crossing Bank was acquired by Aurora Bank through a two step merger transaction. An interim thrift subsidiary of Aurora Bank was merged into Capital Crossing Bank. Immediately following such merger, Capital Crossing Bank was merged into Aurora Bank. Under the terms of the agreement, Lehman Brothers paid $30.00 per share in cash in exchange for each outstanding share of Capital Crossing Bank. Effective as of April 27, 2009, Lehman Brothers Bank, FSB, the owner of all of our common stock, formally changed its name to Aurora Bank FSB.
     During 2010, dividends of $2.4 million were declared to the common stockholder and no returns of capital were paid to the common stock holder. During 2009, no dividends or returns of capital were declared or paid to the common shareholder. During 2008, dividends of $2.8 million were declared to the common stockholder and returns of capital totaling $20.2 million were paid to the common stockholder.
Preferred Stock
     On March 31, 1998, Capital Crossing Bank capitalized EOS by transferring mortgage loans valued at $140.7 million in exchange for 1,000 shares of EOS’ 8% Cumulative Non-Convertible Preferred Stock, Series B, valued at $1.0 million and 100 shares of EOS’ common stock valued at $139.7 million. The carrying value of these loans approximated their fair values at the date of contribution.
     On May 11, 2004, we closed our public offering of 1,500,000 shares of our 8.50% Non-cumulative exchangeable preferred stock, Series D. The net proceeds to EOS from the sale of Series D preferred stock was $35.3 million. The Series D preferred stock became redeemable at the option of EOS at a redemption price of $25.00 per share plus accrued and unpaid dividends, effective July 15, 2009, with the prior approval of the OTS and the FDIC. The Series D preferred stock has a liquidation amount of $25.00 per share plus any accrued and unpaid dividends for the quarter in which the liquidation occurs.
     All shares of EOS’ 9.75% Non-cumulative exchangeable preferred stock, Series A, and 10.25% Non-cumulative exchangeable preferred stock, Series C, were redeemed on March 23, 2007. The Series B preferred stock and Series D preferred stock remain outstanding and subject to their existing terms and conditions, including the call feature with respect to the Series D preferred stock. At any time following the occurrence of certain changes in the tax laws or regulations concerning REITs, EOS will have the right to redeem the Series D preferred stock in whole, subject to the prior written approval of the OTS. We would have the right to redeem the Series D preferred stock if we received an opinion of counsel to the effect that, as a result of changes to the tax laws or regulations:
•	dividends paid or to be paid by us with respect to our capital stock are not, or will not be, fully deductible by us for income tax purposes; or

•	we are otherwise unable to qualify as a REIT.

     The occurrence of such changes in the tax laws or regulations will not, however, give the holders of the Series D preferred stock any right to have their shares redeemed.
     In accordance with the Series D registration statement, the OTS may direct in writing the automatic exchange of the Series D preferred stock for preferred shares of Aurora Bank at a ratio of one Series D preferred share for one hundredth of one preferred share of Aurora Bank if Aurora Bank becomes undercapitalized under prompt corrective action regulations, if Aurora Bank is placed into bankruptcy, reorganization, conservatorship or receivership, or if the OTS, in its sole discretion, anticipates Aurora Bank will become undercapitalized in the near term (“Exchange Event”).
Dividend Policy
     Until the second quarter of 2009, we historically paid an aggregate amount of dividends with respect to our outstanding shares of capital stock equal to substantially all of our REIT taxable income. We, subject to directives of the OTS, intend to pay dividends on our preferred stock and common stock in amounts necessary to continue to preserve our status as a REIT under the Internal Revenue Code. In order to remain qualified as a REIT, we must distribute annually at least 90% of our REIT taxable income, excluding capital gains, to stockholders. Because in general it will be in our interest, and in the interests of our stockholders, to remain qualified as a REIT, this tax requirement creates a significant incentive to declare and pay dividends when we have sufficient resources and ability to do so. We anticipate that none of the dividends on outstanding preferred shares will constitute non-taxable returns of capital.
     Dividends will be declared at the discretion of the Board of Directors after considering our distributable funds, financial requirements, tax considerations, regulatory, and other factors. Our distributable funds will consist primarily of interest and principal payments on the mortgage assets, interest on deposits, and we anticipate that a significant portion of such assets will earn interest at adjustable rates. Accordingly, if there is a decline in interest rates, we will experience a decrease in income available to be distributed to our stockholders. In a period of declining interest rates, we also may find it difficult to purchase additional mortgage assets bearing rates sufficient for us to be able to pay dividends on the Series D preferred stock.
     The Order requires Aurora Bank and each of its subsidiaries, including EOS, to comply with the operating restrictions contained in the Order. These operating restrictions, among other things, restrict transactions with affiliates, capital distributions to shareholders (including redemptions), transfers or exchanges of assets, contracts outside the ordinary course of business, and changes in senior executive officers, board members or their employment arrangements without prior written notice to the OTS.
     The OTS has informed Aurora Bank that prior approval of the OTS is required for payment by EOS of dividends on the Series D preferred stock. There can be no assurance, that future dividends on the Series D preferred stock will receive approval from the OTS. Furthermore, any future dividends on the Series D preferred stock will be payable only when, as and if declared by the Board of Directors.
     The OTS may direct in writing upon the occurrence of an Exchange Event the automatic exchange of the Series D preferred stock for preferred shares of Aurora Bank. If the OTS directs the automatic exchange of the Series D preferred stock for Aurora Bank preferred shares at this time, holders of the Series D preferred stock would become holders of Aurora Bank preferred stock at a time when Aurora Bank is subject to the Order. Thus, Aurora Bank would likely be prohibited from paying dividends on its preferred shares, including its preferred shares issued in exchange for the EOS’ Series D preferred stock. Further, Aurora Bank’s ability to pay dividends on its preferred shares following the automatic exchange also would be subject to various restrictions under OTS regulations and would be payable only when, as and if declared by Aurora Bank’s board of directors. Any such dividends would be paid out of Aurora Bank’s capital surplus.

ITEM 6. SELECTED FINANCIAL DATA

	As of and for the Year Ended December 31,
	2010	2009	2008	2007	2006
		(Dollars In Thousands)
Financial condition data:
Total assets	$87,222	$82,039	$96,067	$116,358	$173,903
Loans held for sale, at fair value	16,505	22,531	—	—	—
Loans held for sale, at lower of accreted cost or market value	7,935	7,292	—	—	—
Loans held for investment, net	—	—	53,025	66,686	90,957
Allowance for loan losses	—	—	(915)	(1,180)	(1,519)
Deferred loan fees	—	—	(27)	(32)	(47)

Loans, net	$24,440	$29,823	$52,083	$65,474	$89,391

Cash and cash equivalents	$62,569	$51,823	$43,757	$50,581	$83,900
Stockholders’ equity	85,276	81,695	95,136	115,369	172,687
Non-accrual loans, net	916	318	1,596	—	416

Operations data:
Total interest income	$2,194	$3,564	$6,175	$8,133	$10,920
Reduction in allowance for loan losses	—	915	265	339	406
Gain (loss) on loans held for sale	6,498	(16,263)	—	—	—
Other income	—	—	—	76	1,120
Operating expenses	(1,035)	(1,040)	(410)	(299)	(326)

Net income (loss)	7,657	(12,824)	6,030	8,249	12,120
Preferred stock dividends declared	(1,725)	(816)	(3,262)	(4,006)	(6,529)

Net income (loss) available to common shareholder	$5,932	$(13,640)	$2,768	$4,243	$5,591

Ratio of earnings to fixed charges and preferred stock dividends	4.44X	N/A	1.85X	2.06X	1.86X
Selected other information:
Non-accrual loans, net, as a percent of total assets (1)	1.05%	0.39%	1.66%	0.00%	0.24%
Non-accrual loans, net, as a percentage of loans, net of discount and deferred loan income (1)	3.75	1.07	3.01	0.00	0.46
Allowance for loan losses as a percent of total loans, net of discount and deferred loan fees (2)	—	—	1.73	1.77	1.67
Allowance for loan losses as a percent of non-accrual loans, net (2)	—	—	57.33	0.00	365.14

(1)	The calculated percentage was impacted by the change in the composition of our portfolio of loans resulting from the exchange with Aurora Bank during 2009.

(2)	Concurrent with the February Asset Exchange Agreement for the exchange of loans with Aurora Bank, during the first quarter of 2009, we reclassified all of our loan assets as held for sale and recorded a valuation allowance to reflect these loan assets at the lower of their accreted cost or market value. Additionally, concurrent with the November Asset Exchange, loan assets were acquired that are recorded at their fair value.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This report contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could” are intended to identify such forward-looking statements. These statements are not historical facts, but instead represent the Company’s current expectations, plans or forecasts of its future results, growth opportunities, business outlook, loan growth, credit losses, liquidity position, and other similar matters, including, but not limited to, the requirement that Aurora Bank be sold or dissolved as an asset purchased by its parent company within defined time frames, the ability to pay dividends with respect to the Series D preferred stock, future bank regulatory actions that may impact the Company and the effect of the bankruptcy of LBHI on the Company. These statements are not guarantees of future results or performance and involve certain risks, uncertainties, and assumptions that are difficult to predict and often are beyond the Company’s control. Actual outcomes and results may differ materially from those expressed in, or implied by, the Company’s forward-looking statements. You should not place undue reliance on any forward-looking statement and should consider all uncertainties and risks, including, among other things, the risks set forth under Item 1A “Risk Factors,” as well as those discussed in any of the Company’s other subsequent Securities and Exchange Commission filings. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.
     Possible events or factors could cause results or performance to differ materially from what is expressed in our forward-looking statements. These possible events or factors include, but are not limited to, those risk factors discussed under Item 1A “Risk Factors” in this report and the following: limitations by regulatory authorities on the Company’s ability to implement its business plan and restrictions on its ability to pay dividends; further regulatory limitations on the business of Aurora Bank that are applicable to the Company; the requirement that Aurora Bank be sold or dissolved within defined time frames; negative economic conditions that adversely affect the general economy, housing prices, the job market, consumer confidence and spending habits which may affect, among other things, the credit quality of our loan portfolios (the degree of the impact of which is dependent upon the duration and severity of these conditions); the level and volatility of interest rates; changes in consumer, investor and counterparty confidence in, and the related impact on, financial markets and institutions; legislative and regulatory actions which may adversely affect the Company’s business and economic conditions as a whole; the impact of litigation and regulatory investigations; various monetary and fiscal policies and regulations; changes in accounting standards, rules and interpretations and the impact on the Company’s financial statements; and changes in the nature and quality of the types of loans held by the Company.
Executive Level Overview
     Aurora Bank, an indirect wholly-owned subsidiary of LBHI, owns all of our common stock. Capital Crossing Bank was the sole common stockholder of EOS until February 14, 2007. The Series B preferred stock and Series D preferred stock remain outstanding and remain subject to their existing terms and conditions, including the call feature with respect to the Series D preferred stock.
     All of the mortgage assets in our loan portfolio at December 31, 2010 were acquired from Capital Crossing Bank or Aurora Bank and it is anticipated that substantially all additional mortgage assets, if any are acquired in the future, will be acquired from Aurora Bank. As of December 31, 2010, we held loans acquired from Capital Crossing Bank and Aurora Bank with a carrying value of $24.4 million and an unpaid principal balance of $32.9 million.
     Residential loans constituted approximately 72% of the total loans in our loan portfolio at December 31, 2010. Commercial mortgage loans constituted approximately 28% of the total loans in our loan portfolio at December 31, 2010. Commercial mortgage loans are generally subject to greater risks than other types of loans. Our commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, tend to have shorter maturities than other mortgage loans and may not be fully amortizing. As of December 31, 2010, 96.2% of the carrying value of all loans was classified as accrual.

     Properties underlying our current mortgage assets are concentrated primarily in California and comprised approximately 40% of the total carrying value of the loan portfolio as of December 31, 2010. Beginning in 2007 and through the present time, the housing and real estate sectors in California were hit particularly hard by the recession with higher overall foreclosure rates than the national average. If California experiences continued or further adverse economic, political or business conditions, or natural hazards, we will likely experience higher rates of loss and delinquency on our mortgage loans than if our loans were more geographically diverse.
     Decisions regarding the utilization of our cash are based, in large part, on our future commitments to pay dividends. Future decisions regarding mortgage asset acquisitions and returns of capital will be based on the level of preferred stock dividends at the time and the required level of income necessary to generate adequate dividend coverage and other factors determined to be relevant at the time.
     Net income (loss) available to common shareholder increased $19.5 million to net income of $5.9 million in 2010 compared to $13.6 million in net loss in 2009. The increase in 2010 over 2009 was primarily the result of the increase in the gain (loss) on loans held for sale of $22.8 million, partially offset by decreases of $1.4 million in interest income, decreases of $0.9 million reduction in allowance for loan losses and $0.9 million in increases of declared dividends to preferred stockholders.
     Net income (loss) available to common shareholder decreased $16.4 million to a net loss of $13.6 million in 2009 compared to $2.8 million in net income in 2008. The decrease from 2008 to 2009 was primarily the result of the $16.3 million fair value adjustment established upon reclassifying the loans to held for sale and recording these loans at fair value. Fair value at December 31, 2009 was 30.0% below the net investment balance of these loans and reflects the impact that adverse economic conditions have had on the fair value of these loans. Additionally, total interest income decreased $2.6 million and operating expenses increased $0.6 million offset by an increase in the reduction in the allowance for loan losses of $0.7 million and a reduction in preferred stock declared dividends of $2.5 million compared to 2008.
Aurora Bank
     Aurora Bank is involved in virtually every aspect of our operations and is able to approve unilaterally almost all corporate actions of EOS as our sole common shareholder. EOS does not have any independent corporate infrastructure. The officers of EOS are also officers of Aurora Bank. EOS has retained Aurora Bank to be responsible for the administration of the day-to-day activities of EOS in its roles as servicer under the MSA and as advisor under the AA. Both of these agreements were amended effective as of January 1, 2010. The AA has a term of one year with an automatic renewal feature. The MSA does not have a defined term but is subject to termination upon thirty days notice. The MSA will automatically terminate if EOS ceases to be a subsidiary of Aurora Bank.
     Under the AA, Aurora Bank is responsible for administering the day-to-day activities, including monitoring of our loan portfolio’s credit quality and advising us with respect to the acquisition, management, financing, and disposition of mortgage assets and our operations generally. Under the MSA, Aurora Bank services our held for sale loans and oversees the servicing of the residential loan portfolio acquired in the November Asset Exchange. Aurora Bank may subcontract all or a portion of its obligations under the AA to its affiliates or, with the approval of a majority of the Board of Directors including a majority of our independent directors, subcontract its obligations under the AA to unrelated third parties. Aurora Bank will not, in connection with the subcontracting of any of its obligations under the AA, be discharged or relieved from its obligations under the AA.
     The amended AA changes the fees paid by EOS. Through December 31, 2009, Aurora Bank was paid an annual advisory fee equal to 0.05%, payable monthly, of the gross average unpaid principal balances of our loans for the immediately preceding month, plus reimbursement for certain expenses incurred by Aurora Bank as advisor. During 2010, the amended agreement, among other things, changed the management fee to $25,000 per month. For the years ended December 31, 2010, 2009, and 2008, we incurred $300,000, $25,000, and $34,000, respectively, in advisory fees.
     Our loan portfolio is serviced by Aurora Bank pursuant to the terms of the MSA. The amended MSA changed the fees paid by EOS to reflect the fees payable to each sub-servicer. Through December 31, 2009, Aurora Bank in its role as servicer under the terms of the MSA received an annual servicing fee equal to 0.20%, payable monthly, on the gross average unpaid principal balances of loans serviced for the immediately preceding month. For the years ended December 31, 2010, 2009, and 2008, we incurred $170,000, $102,000, and $158,000, respectively, in servicing fees. Additionally, loan servicing expense includes third party expenses associated with the collection of certain non-accrual loans.
     In 2008, there was a return of capital to Aurora Bank of $20.2 million. There were no returns of capital to Aurora Bank in 2010 or 2009.
Dividends
     On June 26, 2009, the OTS notified Aurora Bank that, as a result of the Original Order and the PCA, the approval of the OTS would be required prior to declaration and payment of dividends by EOS. The OTS required Aurora Bank to submit a formal request for non-objection determination to permit the payment of dividends. A formal request was submitted to the OTS on July 28, 2009.
     As a result of the notice from the OTS, our Board of Directors did not declare or pay the Series B and Series D preferred stock dividends that would have been payable for the second, third and fourth quarters of 2009 and the first and second quarters of 2010. The Board of Directors also did not declare or pay dividends on the common stock that would have been payable for fiscal 2009.
     On September 9, 2010, the OTS provided a non-objection determination for the declaration of dividends by September 14, 2010 and the payment of these dividends between December 15, 2010 and December 31, 2010 in an amount sufficient to maintain qualification as a REIT for the 2009 tax year. The Board of Directors of EOS declared such dividends on September 13, 2010, for the quarter ended September 30, 2010, consistent with the OTS non-objection determination. The dividends were payable to shareholders of record as of October 29, 2010 and include cumulative dividends on the Series B preferred stock of $120.00 per share, non-cumulative dividends on the Series D preferred stock of $0.53125 per share and dividends on our common stock of $1,467,000 per share.
     An additional formal request to declare dividends was submitted to the OTS on December 17, 2010 and on December 30, 2010, the OTS provided a non-objection determination for the declaration of dividends in an amount sufficient to maintain qualification as a REIT and avoid excise tax for the 2010 tax year. The non-objection determination did not provide any restriction as to the timing of declaration or payment. The Board of Directors of EOS declared such dividends on December 31, 2010, for the quarter ended December 31, 2010, consistent with the OTS non-objection determination. The dividends are payable to shareholders of record as of December 31, 2010 and include dividends on the Series B preferred stock of $20.00 per share, non-cumulative dividends on the Series D preferred stock of $0.53125 per share and dividends on our common stock in the amount of $884,000. These dividends were paid in 2011. At December 31, 2010, there were no dividends in arrears related to our Series B preferred stock. Dividends on the Series D preferred stock are non-cumulative and as such, there were no dividends in arrears.
     The OTS has not approved any further dividend distributions. There can be no assurance that such approval will be received from the OTS or when or if such OTS approval requirement will be removed. In the prior formal requests, Aurora Bank and EOS informed the OTS that failure to permit the distribution of sufficient dividends in future years will cause EOS to fail to qualify as a REIT. If EOS no longer qualifies as a REIT, we will be subject to federal and state income taxes in the tax year when loss of REIT status occurs and in years thereafter. Furthermore, even if approval is received from the OTS, any future dividends on the preferred stock will be payable only when, as and if declared by the Board of Directors. Aurora Bank and EOS will continue to work with the OTS regarding the resumption of normal payment of dividends. There can be no assurance that the OTS will grant any future dividend declaration request, nor can there be any assurance that any further dividends will be paid or that EOS will continue to qualify as a REIT.

     The following table summarizes the dividends which were declared and paid by class:

		Total Amount		Amount to Parent
	Year	Declared	Paid	Declared	Paid
	(Dollars In Thousands)
Series B	2010	$131	$112	$126	$108
Series D	2010	1,594	797	—	—
Common Stock	2010	2,351	1,467	2,351	1,467

Series B	2009	19	38	18	36
Series D	2009	797	1,593	—	—
Common Stock	2009	—	—	—	—

Series B	2008	75	75	72	72
Series D	2008	3,187	3,187	—	—
Common Stock	2008	2,768	2,768	2,768	2,768
Impact of Economic Downturn
     The U.S. economy has been in an economic downturn since 2007 which has dramatically impacted the housing market with falling home prices and increasing foreclosures. Combined with high levels of unemployment and underemployment, these economic forces have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks.
     Reflecting concern about the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of delinquencies, decreased consumer spending, lack of confidence, increased market volatility, and widespread reduction of business activity generally. The resulting economic pressure on borrowers, negatively impacted the credit quality of our commercial loan portfolio and our residential loan portfolio. The depth and breadth of the downturn as well as the resulting impacts on the credit quality of both our commercial and residential loan portfolios remain unclear. We expect, however, continued market turbulence and economic uncertainty to continue well into 2011.
Bankruptcy of LBHI
     On September 15, 2008, LBHI, the indirect parent company of Aurora Bank, filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy filing of LBHI has led to increased regulatory constraints being placed on Aurora Bank by its bank regulatory authorities, primarily the OTS. Certain of these constraints apply to Aurora Bank’s subsidiaries, including EOS.
     Pursuant to the CMA executed on November 30, 2010, LBHI agreed that it will seek to sell Aurora Bank within eighteen (18) months from Execution Date. If after a period of fifteen (15) months following the Execution Date, the OTS concludes that a sale of Aurora Bank will not be consummated by the end of the eighteen (18) month period, Aurora Bank will prepare and submit to the OTS a plan for dissolution. The bankruptcy court will have the final review and approval of any proposed agreement for the sale of Aurora Bank.
     There can be no assurance that the sale of Aurora Bank will be consummated within the defined time frame. There can be no assurance that a potential buyer of Aurora Bank will come forward and tender an offer acceptable to the bankruptcy court, that the bankruptcy court will approve such offer, that a potential buyer will have or be able to raise financing for the purchase, and meet all other conditions necessary to consummate the purchase.
     Further, there is complete uncertainty with regards to any and all aspects of a potential sale. The business strategies of the new owner may not include continued operation of EOS or other business lines of Aurora Bank.

     Further, there is complete uncertainty with regards to any and all aspects of a potential sale. The business strategies of the new owner may not include continued operation of EOS or other business lines of Aurora Bank.
     Both the bankruptcy filing of LBHI and the increased regulatory constraints placed on Aurora Bank have negatively impacted the ability of EOS to conduct business according to our business objectives. Following the execution of the Settlement Agreement, the OTS modified, but did not remove all of the regulatory constraints on Aurora Bank.
Asset Exchange
     On November 18, 2009, EOS and, Aurora Bank, entered into the November Asset Exchange pursuant to which Aurora Bank agreed to assign various single family residential mortgage loans to EOS in exchange for EOS assigning certain commercial and multi-family mortgage loans to Aurora Bank. The November Asset Exchange was effective on November 1, 2009, which resulted in EOS receiving residential mortgage loans, including jumbo mortgage loans, with a closing value of $199,000 greater than the value of the commercial and multi-family mortgage loans transferred to Aurora Bank. The November Asset Exchange altered the loan portfolio of EOS to consist primarily of residential mortgage assets.
Regulatory Actions Involving Aurora Bank
     On January 26, 2009, the OTS entered a cease and desist order against Aurora Bank. The Original Order requires Aurora Bank to ensure that each of its subsidiaries, including EOS, was in compliance with the Original Order, including the operating restrictions contained therein.
     Following execution of the Settlement Agreement, on November 30, 2010, Aurora Bank entered into a Stipulation and Consent to Issuance of the Amended Order. The Amended Order amended certain requirements for Aurora Bank contained in the Original Order. The provisions in the Original Order that require Aurora Bank to ensure that each of its subsidiaries, including EOS, comply with the Original Order were not amended. These operating restrictions, amount other things, restrict transactions with affiliates, capital distributions to shareholders (including redemptions), contracts outside the ordinary course of business, and changes in senior executive officers, board members or their employment arrangements without prior written notice to the OTS.
     Under the Order, EOS must continue to seek and receive approval from the OTS for the declaration and payment of dividends to our preferred and common shareholders. There is no assurance that the OTS will approve any request for the declaration or payment of dividends. As an operating subsidiary of Aurora Bank, EOS remains subject to all of the terms and conditions of the Order which apply to such operating subsidiaries.
     On November 30, 2010, and effective on the same date, the OTS issued an order terminating the PCA. The Original Order and Amended Order were still effective as of the date of issuance of this annual report.
     More detailed information can be found in the Original Order, the Amended Order, the PCA, and the termination of the PCA themselves, copies of which are available on the OTS’ website (www.ots.treas.gov).
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

     Loans Held for Sale. On February 5, 2009, EOS and Aurora Bank entered into the February Asset Exchange pursuant to which EOS agreed to transfer the entire loan portfolio secured primarily by commercial real estate and multi-family residential real estate to Aurora Bank in exchange for loans secured primarily by residential real estate. As a result, during the first quarter of 2009 we reclassified all of our loan assets as held for sale and recorded a fair value adjustment. On July 20, 2009, EOS and Aurora Bank mutually agreed to terminate the February Asset. We continue to carry these loan assets at the lower of their accreted cost or market value. On November 18, 2009, EOS and Aurora Bank entered into the November Asset Exchange pursuant to which Aurora Bank agreed to assign various single family residential mortgage loans to EOS in exchange for EOS assigning certain commercial and multi-family mortgage loans to Aurora Bank. The residential mortgage loans received were recorded at their value and currently are presented at fair value.
     Fair value is defined as the price at which an asset or liability could be exchanged in a current transaction between knowledgeable, willing parties. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. Fair value of our loan portfolio was estimated based upon cash flow models to derive its fair value estimates. These models consider significant inputs such as loan type, loan age, loan to value ratio, payment history, and property location, as well as significant assumptions such as estimated rates of loan delinquency, potential recovery, discount rate, and the impact of interest rate reset. Recent trade quotes or prices are identified in estimating the amount at which a third party might purchase the loans and their yield requirements. Management also considers market information and quotes received from third parties, when available. The valuation of the loan portfolio involves management’s use of estimates and judgment, the degree of which is dependent on the terms of the loans and the availability of market prices and inputs.
     The amount by which the carrying value of our loan assets changes as a result of an updated valuation is recorded as an unrealized gain or loss and is included in the determination of net income in the period in which the change occurs.
     Discounts on Acquired Loans. Prior to February 5, 2009 (when we reclassified the loans as held for sale), our loan assets were considered held for investment and we reviewed acquired loans for differences between contractual cash flows and cash flows expected to be collected from our initial investment in the acquired loans to determine if those differences were attributable, at least in part, to credit quality. If those differences were attributable to credit quality, the loan’s contractually required payments receivable in excess of the amount of its cash flows expected at acquisition, or nonaccretable discount, was not accreted into income. We recognized the excess of all cash flows expected at acquisition over our initial investment in the loan as interest income using the interest method over the term of the loan.
     There was judgment involved in estimating the amount of our future cash flows on acquired loans. The amount and timing of actual cash flows could differ materially from management’s estimates, which could have materially affect our financial condition and results of operations. Depending on the timing of an acquisition of loans, a preliminary allocation may have been utilized until a final allocation was established. Generally, the allocation was finalized no later than ninety days from the date of purchase.
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
     Allowance for Loan Losses. Prior to February 5, 2009, our loan assets were considered held for investment and recorded at accreted cost, which accounts for the amortization of any purchase discount and deferred fees, less an allowance for loan losses. Since the loan portfolio is now classified as held for sale, we no longer maintain an allowance for loan losses. In prior periods, arriving at an appropriate level of allowance for loan losses required a high degree of judgment. The allowance for loan losses was increased or decreased through a provision for loan losses.

     In determining the adequacy of the allowance for loan losses, management made significant judgments. We reviewed our loan portfolio to identify loans for which specific allocations were considered prudent. Specific allocations included the results of measuring impaired loans. Next, management considered the level of loan allowances deemed appropriate for loans determined not to be impaired. The allowance for these loans was determined by a formula whereby the portfolio was stratified by type and internal risk rating categories. Loss factors were then applied to each strata based on various considerations including collateral type, loss experience, delinquency trends, current economic conditions, and industry standards. The allowance for loan losses was management’s estimate of the probable loan losses incurred as of the balance sheet date.
     The determination of the allowance for loan losses required our use of significant estimates and judgments. In making this determination, we considered known information relative to specific loans, as well as collateral type, loss experience, delinquency trends, current economic conditions, and industry trends, generally. Based on these factors, we estimated the probable loan losses incurred as of the reporting date and increased or decreased the allowance through a change in the provision for loan losses. Loan losses were charged against the allowance when we believed the net investment of the loan, or a portion thereof, was uncollectible. Subsequent recoveries, if any, were credited to the allowance when cash payments were received.
     Gains and losses on sales of loans are determined using the specific identification method. The excess (deficiency) of any cash received as compared to the net investment is recorded as gain (loss) on sales of loans.
     Recent Accounting Pronouncements. There were no recent accounting pronouncements issued as of December 31, 2010 that will have a significant impact to our financial statements or disclosures for the year ended December 31, 2011.
     Results of Operations for the Years Ended December 31, 2010, 2009, and 2008
     Interest income
     The yields on our interest-earning assets are summarized as follows:

	Years Ended December 31,
	2010			2009			2008
	Average			Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield
				(Dollars In Thousands)
Loans, net(1)	$37,774	$2,022	5.35%	$46,167	$3,057	6.62%	$58,937	$5,152	8.74%
Interest-bearing deposits	57,620	172	.30	47,455	507	1.07	58,438	1,023	1.75

Total interest-earning assets	$95,394	$2,194	2.30%	$93,622	$3,564	3.81%	$117,375	$6,175	5.26%

(1)	For purposes of providing a meaningful yield comparison, the foregoing table reflects the average accreted cost of the loans, net of discounts, or alternatively, the unpaid principal balance for loans acquired in the November Asset Exchange, and not the fair value of the loan portfolio. Non-accrual loans are excluded from average balance calculations.
     The decrease in interest income from 2010 to 2009 is a result of a decrease in the average balance of loans and a decrease in the yield of loans. The average balance of our loans for 2010 (as defined above) totaled $37.8 million compared to $46.2 million for 2009. This decrease is primarily attributable to loan payments. For the year ended December 31, 2010, the yield on our loan portfolio decreased to 5.35% compared to 6.62% for 2009. For the year ended December 31, 2010, interest and fee income recognized on loan payoffs decreased $171,000, or 50%, to $173,000 from $344,000 for 2009. The level of interest and fee income recognized on loan payoffs varies for numerous reasons, as further discussed below. The yield from regularly scheduled interest and accretion income decreased to 4.89% for the year ended December 31, 2010 from 5.87% for the same period in 2009 primarily due to a reduction in average balances.
     The average balance of our interest-bearing deposits increased $10.1 million or 21.4% to $57.6 million for the year ended December 31, 2010, compared to $47.5 million for 2009. The changes in the average balances of interest-bearing deposits are the result of dividend payments offset by cash flows from loan repayments. The rate earned on interest-bearing deposits has remained unchanged since its decrease in July 2009 from 1.75% to 0.30%, resulting in a decrease in interest income and yield for the year ended December 31, 2010.

     The decline in interest income from 2008 to 2009 is a result of a decrease in the average balance of loans and a decrease in the yield on loans. The average balance of the loans for 2009 (as defined above) totaled $46.2 million compared to $58.9 million for 2008. This decrease is primarily attributable to loan payments. For the year ended December 31, 2009, the yield on the loan portfolio decreased to 6.62% compared to 8.74% for 2008. For the year ended December 31, 2009, interest and fee income recognized on loan payoffs decreased $536,000, or 61%, to $344,000 from $880,000 for 2008. The level of interest and fee income recognized on loan payoffs varies for numerous reasons, as further discussed below. The yield from regularly scheduled interest and accretion income decreased to 5.87% for the year ended December 31, 2009 from 7.25% for the same period in 2008 primarily due to a $739,000 reduction in interest income resulting from the discontinuance of the amortization of purchase discount and fees on loans as a result of the loans being reclassified to held for sale during the first quarter of 2009, a reduction in average balances and decreases in market interest rates.
     The average balance of our interest-bearing deposits decreased $10.9 million or 18.6% to $47.5 million for the year ended December 31, 2009, compared to $58.4 million for 2008. The changes in the average balances of interest-bearing deposits are the result of dividend payments and returns of capital partially offset by cash flows from loan repayments. In July 2009, the rate earned on interest-bearing deposits decreased from 1.75% to 0.30%, resulting in a decrease in interest income and yield for the year ended December 31, 2009.
     Prior to February 5, 2009, when a loan was paid off, the excess of any cash received over the net investment was recorded as interest income. In addition to the amount of purchase discount that was recognized at that time, income may also have included interest owed by the borrower prior to our acquisition of the loan, interest collected if on non-accrual status, prepayment fees and other loan fees. For periods after February 5, 2009, when a loan is paid off, the excess of any cash received over the net investment is considered in the assessment of the valuation allowance. The following table sets forth, for the periods indicated, the components of interest and fees on loans. There can be no assurance regarding future interest income, including the yields and related level of such income, or the relative portion attributable to loan payoffs as compared to other sources.

	Years Ended December 31,
	2010		2009		2008
	Interest		Interest		Interest
	Income	Yield	Income	Yield	Income	Yield
			(Dollars In Thousands)
Regularly scheduled interest and accretion income	$1,849	4.89%	$2,713	5.87%	$4,272	7.25%
Interest and fee income recognized on loan pay-offs:
Accretable discount	173	0.46	309	0.67	818	1.39
Other interest and fee income	—	—	35	0.08	62	0.10

	173	0.46	344	0.75	880	1.49

Total interest from loans	$2,022	5.35%	$3,057	6.62%	$5,152	8.74%

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
     Allowance for loan losses
     Following the reclassification of the loan portfolio as held for sale in February 2009, we no longer maintain an allowance for loan losses. We recorded reductions in the allowance for loan losses of $915,000 and $265,000, for the years ended December 31, 2009 and 2008, respectively, to reflect the reclassification of loans held for sale in 2009 and, in prior years, to reverse unused loss reserves related to loans that had been paid off. The allowance for loan losses was based on the size of the portfolio and its historical performance. The determination of the allowance required management’s use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety.

     Operating expenses
     Loan servicing and advisory expenses increased $188,000, or 66.7%, to $470,000 in 2010 from $282,000 in 2009 and increased $53,000, or 23.1%, from $229,000 in 2008. The increase in 2010 was primarily due to the Amended MSA and the Amended AA with Aurora Bank which changed the fee structure. The increase in 2009 was primarily due to legal fees incurred in collection efforts on loans serviced.
     Other general and administrative expenses decreased $193,000, or 25.5% to $565,000 in 2010 from $758,000 in 2009 and increased 318.8% from $181,000 in 2008. The decrease in 2010 was primarily attributable to decreases in legal fees and external audit expenses. The increase in 2009 was primarily attributable to an increase in legal fees, excise tax, external audit expenses and printing costs.
     Preferred stock dividends declared
     Preferred stock dividends declared were $1,725,000 for the year ended December 31, 2010 compared to $816,000 in 2009. On September 9, 2010, the OTS provided non-objection for the declaration and payment of dividends in an amount sufficient to maintain qualification as a REIT for the 2009 tax year. The Board of Directors of EOS declared such dividends on September 13, 2010, for the quarter ended September 30, 2010, consistent with the OTS non-objection determination. The dividends included dividends on the Series B and Series D preferred stock for the third quarter of 2010 and along with cumulative dividends in arrears on the Series B preferred stock for the second, third and fourth quarters of 2009 and the first and second quarters of 2010.
     An additional formal request to declare dividends was submitted to the OTS on December 17, 2010 and on December 30, 2010, the OTS provided a non-objection determination for the declaration of dividends in an amount sufficient to maintain qualification as a REIT and avoid excise tax for the 2010 tax year. The non-objection determination did not provide any restriction as to the timing of declaration or payment. The Board of Directors of EOS declared such dividends on December 31, 2010, for the quarter ended December 31, 2010, consistent with the OTS non-objection determination. The dividends are payable to shareholders of record as of December 31, 2010 and include dividends on the Series B and Series D preferred stock and dividends on our common stock. These dividends were paid in 2011.
     At December 31, 2010, there were no dividends in arrears related to our Series B preferred stock. Dividends on the Series D preferred stock are non-cumulative and as such, there were no dividends in arrears. The OTS has not approved any further dividend distributions. Additionally, any future dividends on the preferred stock will be payable only when, as and if declared by the Board of Directors.
     Preferred stock dividends declared decreased in 2009 compared to 2008 because the dividends that would have been payable on July 15 and October 15, 2009 were not declared or paid as noted earlier.
Financial Condition
     Interest-bearing Deposits with Parent
     Interest-bearing deposits with parent consist entirely of money market accounts. The balance of interest-bearing deposits increased $10.8 million to $62.4 million at December 31, 2010 compared to $51.6 million at December 31, 2009. The increase in the balance of interest-bearing deposits is the result of cash flows from loan repayments offset by preferred stock and common stock dividend payments.

     Loan Portfolio
     The loan portfolio is summarized as follows:

	December 31,
	2010		2009
	Carrying	Percentage	Carrying	Percentage
	Value	of Total	Value	of Total
	(Dollars In Thousands)
Mortgage loans on real estate:
Commercial real estate	$6,866	28.09%	$6,380	21.40%
Multi-family residential	850	3.48	693	2.32
One-to-four family residential	16,724	68.43	22,750	76.28

Total	$24,440	100.00%	$29,823	100.00%

     We have historically acquired primarily commercial real estate and multi-family residential mortgage loans in accrual status. On November 18, 2009, we and our parent, Aurora Bank, entered into the November Asset Exchange pursuant to which Aurora Bank agreed to assign various single family residential mortgage loans to EOS in exchange for EOS assigning certain commercial and multi-family mortgage loans to Aurora Bank. The November Asset Exchange has altered the loan portfolio of EOS to consist primarily of residential mortgage assets. During 2008, EOS did not acquire any loans from Capital Crossing Bank or Aurora Bank.
     Non-accrual loans, net of discount, totaled $916,000 at December 31, 2010 representing eight loans and eight borrowers. Non-accrual loans, net of discount, totaled $318,000 at December 31, 2009 representing seven loans and five borrowers. Loans generally are placed on non-accrual status and the accrual of interest is generally discontinued when the collectability of principal and interest is not probable or estimable and generally occurs when the loan is ninety days or more past due as to either principal or interest. Unpaid interest income previously accrued on such loans is reversed against current period interest income. Interest payments received on non-accrual loans are recorded as interest income. A loan is returned to accrual status when it is brought current. Loans are charged off when they are determined to be uncollectible.
Cash Flows

	Years Ended December 31,
	2010	2009	2008
	(Dollars In Thousands)
Net cash provided by operating activities	$11,295	$2,472	$5,783
Net cash provided by investing activities	1,827	7,225	13,656
Net cash used in financing activities	(2,376)	(1,631)	(26,263)

Net change in cash and cash equivalents	$10,746	$8,066	$(6,824)

     Cash provided by operating activities increased by $8.8 million for 2010 as compared to 2009, primarily attributable to the loan repayments held for sale at fair value including in operating activities partially offset by lower interest income. Cash provided by operating activities decreased by $3.3 million for 2009 as compared to 2008, primarily attributable to lower interest income.
     Cash provided by investing activities decreased by $5.4 million for 2010 as compared to 2009 due to loan repayments from loans held for sale included in operating activities. Conversely, cash provided by investing activities decreased by $6.4 million for 2009 as compared to 2008 due to lower loan repayments.
     Cash used in financing activities increased $745,000 for 2010 as compared to 2009 due to increases in dividends paid. Cash used in financing activities decreased $24.6 million for 2009 as compared to 2008 primarily attributable to transactions that occurred in 2008 that did not occur in 2009, namely, a return of capital to common stockholder of $20.2 million and common stock dividends of $2.8 million.

Off-Balance-Sheet Arrangements
     We do not have any off-balance-sheet arrangements, other than those currently disclosed that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, results of operations, liquidity, or capital resources that are material to investors.
Interest Rate Risk
     The majority of our loan portfolio consists of variable rate loans with contractual interest rates that are affected by changes in market interest rates. In addition, falling interest rates would tend to reduce the amount of interest earned on our interest bearing cash deposits, which could negatively impact the amount of cash available to pay dividends on preferred stock and common stock. We are not able to precisely quantify the potential impact on our operating results or funds available for distribution to stockholders from material changes in interest rates.
Significant Concentration of Credit Risk
     We have cash and cash equivalents of $62.6 million as of December 31, 2010. These funds were held in interest bearing and non-interest bearing accounts with Aurora Bank. The FDIC provides coverage on these accounts which as of December 31, 2010 was limited to $250,000. Cash in excess of FDIC coverage limitations is subject to credit risk.
     Concentration of credit risk primarily arises with respect to the geographical distribution of our loan portfolio. Our balance sheet exposure to geographic concentrations directly affects the credit risk of the loans within our loan portfolio. At December 31, 2010, 40% of the carrying value of our mortgage loans consisted of loans collateralized by properties located in California. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political or business developments or natural hazards in California that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages. The housing and real estate sectors in California have been particularly impacted by the economic downturn with higher overall foreclosure rates than the national average. If California experiences further adverse economic, political or business conditions, or natural hazards, we will likely experience higher rates of loss and delinquency on our mortgage loans than if our loans were more geographically diverse.
Liquidity Risk Management
     The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of our financial commitments. In managing liquidity risk, we take into account various legal limitations placed on a REIT. Our principal liquidity need is to pay dividends on our preferred shares and common shares; however, our payment of dividends is currently subject to OTS approval.
     If and to the extent that any additional assets are acquired in the future, such acquisitions are intended to be funded primarily through repayment of unpaid principal balances of mortgage assets by individual borrowers and cash on hand. We do not have and does not anticipate having any material capital expenditures. To the extent that the Board of Directors determines that additional funding is required, we may raise such funds through additional equity offerings, debt financing or retention of cash flow (after consideration of provisions of the Internal Revenue Code requiring the distribution by a REIT of at least 90% of its REIT taxable income and taking into account taxes that would be imposed on undistributed income), or a combination of these methods. We do not currently intend to incur any indebtedness. The organizational documents of EOS limit the amount of indebtedness which it is permitted to incur without the approval of the Series D preferred stockholders to no more than 100% of the total stockholders’ equity of EOS. Any such debt may include intercompany advances made by Aurora Bank to EOS.
     We may also issue additional series of preferred stock, subject to OTS approval. However, we may not issue additional shares of preferred stock ranking senior to the Series D preferred stock without the consent of holders of at least two-thirds of the Series D preferred stock outstanding at that time. Although EOS’ charter does not prohibit or otherwise restrict Aurora Bank or its affiliates from holding and voting shares of Series D preferred stock, to our knowledge, there were no shares of Series D preferred stock held by Aurora Bank or its affiliates as of

December 31, 2010. Additional shares of preferred stock ranking on parity with the Series D preferred stock may not be issued without the approval of a majority of our independent directors.
     There are no known material trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in our liquidity increasing or decreasing in any material way.
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
     Various information shown elsewhere in this annual report will assist the reader in understanding how EOS is positioned to react to changing interest rates and inflationary trends. In particular, the discussion of market risk and other maturity and repricing information of our assets is contained in Item 7A, Quantitative and Qualitative Disclosure About Market Risk, of this annual report.

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
     Aurora Bank actively monitors our interest rate risk exposure pursuant to the AA. Aurora Bank reviews, among other things, the sensitivity of our assets to interest rate changes, the book and market values of assets, any purchase and sale activity, and anticipated loan pay-offs. Aurora Bank’s senior management also approves and establishes pricing and funding decisions with respect to our overall asset and liability composition.
     Our methods for evaluating interest rate risk include an analysis of our interest-earning assets maturing or repricing within a given time period. As of December 31, 2010, only interest-earning assets were evaluated as we have no interest-bearing liabilities.
     The following table sets forth our interest-rate-sensitive assets categorized by repricing dates and weighted average yields at December 31, 2010. For fixed rate instruments, the repricing date is the maturity date. For adjustable-rate instruments, the repricing date is deemed to be the earliest possible interest rate adjustment date. Assets that are subject to immediate repricing are placed in the overnight column.

	December 31, 2010
			Over One	Over Two	Over Three	Over Four
		Within	to Two	to Three	to Four	to Five	Over Five
	Overnight	One Year	Years	Years	Years	Years	Years	Total	Fair Value
	(Dollars In Thousands)
Interest-bearing deposits	$62,385	$—	$—	$—	$—	$—	$—	$62,385	$62,385
Weighted average yield	.30%
Fixed-rate loans(1)	—	1,193	628	839	616	634	5,848	9,758	7,064
Weighted average yield		6.18%	4.57%	4.96%	5.11%	5.43%	4.39%
Adjustable-rate loans(1)	—	21,962	—	—	—	—	—	21,962	16,460
Weighted average yield		4.97%

Total rate-sensitive assets	$62,385	$23,155	$628	$839	$616	$634	$5,848	$94,105	$85,909

(1)	Loans are presented at unpaid principal balance and exclude non-accrual loans.
     At December 31, 2010, the fair value of our loans in accrual status was $23.5 million with an unpaid principal balance of $32.9 million and approximately 70% of the fair value of loans in accrual status our portfolio were floating rate loans with contractual interest rates that may fluctuate based on changes in market interest rates. Based on our experience, management applies the assumption that, on average, approximately 33.3% and 6.9% of residential and commercial loans, respectively, will prepay annually. The fair value of interest-bearing deposits approximates carrying value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders of
EOS Preferred Corporation
We have audited the accompanying balance sheet of EOS Preferred Corporation (a Massachusetts corporation) (the “Company”) as of December 31, 2010, and the related statement of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EOS Preferred Corporation at December 31, 2010, and the results of its operations and its cash flows for the year ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.
As discussed in Note 3 to the financial statements, on September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman Brothers”), indirect parent company of the Aurora Bank FSB (“the Bank”), and ultimate parent company of the Company, filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. On January 6, 2009, the Bank filed a Proof of Claim in the Lehman Brothers Chapter 11 proceedings in the amount of $2.2 billion relating to Lehman Brother’s default on amounts due to the Bank. On November 30, 2010 the Bank settled these claims. Also, as described in Note 3 to the financial statements, the Bank is subject to an Amended Order to Cease and Desist, dated November 30, 2010, issued by the Office of Thrift Supervision, which imposes restrictions on certain activities of the Bank and the Company.
/s/ GRANT THORNTON LLP
Dallas, Texas
March 31, 2011

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM
The Board of Directors and Stockholders of
EOS Preferred Corporation (formerly Capital Crossing Preferred Corporation):
     We have audited the accompanying balance sheet of EOS Preferred Corporation (the “Company”), formerly Capital Crossing Preferred Corporation, as of December 31, 2009, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EOS Preferred Corporation at December 31, 2009, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.
     The accompanying financial statements have been prepared assuming that EOS Preferred Corporation will continue as a going concern. As more fully described in Note 3, on September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman Brothers”), indirect parent company to Aurora Bank FSB (“Aurora Bank”), and ultimate parent company of EOS Preferred Corporation, filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. As further described in Note 3 to the financial statements, Aurora Bank, the sole owner of the common stock of EOS Preferred Corporation, is subject to a Cease and Desist Order, dated January 26, 2009, and a Prompt Corrective Action Directive, dated February 4, 2009, issued by the Office of Thrift Supervision (the “OTS”), requiring Aurora Bank, among other matters, to submit a capital restoration plan and a liquidity management plan, and imposing restrictions on certain activities of Aurora Bank and EOS Preferred Corporation. The bankruptcy of Lehman Brothers and the ability of the OTS to regulate and restrict the business and operations of EOS Preferred Corporation, in light of the Cease and Desist Order and the Prompt Corrective Action Directive, raise substantial doubt about EOS Preferred Corporation’s ability to continue as a going concern. The 2009 financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Ernst & Young LLP
New York, New York
March 31, 2010

EOS PREFERRED CORPORATION
(f/k/a Capital Crossing Preferred Corporation)
BALANCE SHEETS
(Dollars In Thousands, except share data)

	December 31,
	2010	2009
ASSETS
Cash account with parent	$184	$184
Interest-bearing deposits with parent	62,385	51,639

Total cash and cash equivalents	62,569	51,823

Loans held for sale, at fair value	16,505	22,531
Loans held for sale, at lower of accreted cost or market value	7,935	7,292

Loans	24,440	29,823

Accrued interest receivable	213	393

Total assets	$87,222	$82,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses	$159	$275
Accounts payable to parent	87	69
Dividends payable	798	—
Dividends payable to parent	902	—

Total liabilities	1,946	344

Stockholders’ equity:
Preferred stock, Series B, 8% cumulative, non-convertible; $.01 par value; $1,000 liquidation value per share plus accrued dividends; 1,000 shares authorized, 937 shares issued and outstanding	—	—
Preferred stock, Series D, 8.50% non-cumulative, exchangeable; $.01 par value; $25 liquidation value per share; 1,725,000 shares authorized, 1,500,000 issued and outstanding	15	15
Common stock, $.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	95,320	95,320
Accumulated deficit less dividends	(10,059)	(13,640)

Total stockholders’ equity	85,276	81,695

Total liabilities and stockholders’ equity	$87,222	$82,039

See accompanying notes to financial statements.

EOS PREFERRED CORPORATION
(f/k/a Capital Crossing Preferred Corporation)
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(Dollars In Thousands)
Interest income:
Interest and fees on loans	$2,022	$3,057	$5,152
Interest on interest-bearing deposits	172	507	1,023

Total interest income	2,194	3,564	6,175
Gain (loss) on loans held for sale	6,498	(16,263)	—
Reduction in allowance for loan losses	—	915	265

Net revenue (loss)	8,692	(11,784)	6,440

Operating expenses:
Loan servicing and advisory services	470	282	229
Other general and administrative	565	758	181

Total operating expenses	1,035	1,040	410

Net income (loss)	7,657	(12,824)	6,030
Preferred stock dividends	1,725	816	3,262

Net income (loss) available to common stockholder	$5,932	$(13,640)	$2,768

See accompanying notes to financial statements.

EOS PREFERRED CORPORATION
(f/k/a Capital Crossing Preferred Corporation)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2010, 2009, and 2008
(Dollars In Thousands, except per share data)

	Preferred Stock		Preferred Stock				Additional	Accumulated	Total
	Series B		Series D		Common Stock		Paid-in	Deficit Less	Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Dividends	Equity
Balance at December 31, 2007	1	$—	1,500	$15	—	$—	$115,354	$—	$115,369

Net Income	—	—	—	—	—	—	—	6,030	6,030
Cumulative dividends declared on preferred stock, Series B ($80.00 per share)	—	—	—	—	—	—	—	(75)	(75)
Dividends declared on preferred stock, Series D ($2.1225 per share)	—	—	—	—	—	—	—	(3,187)	(3,187)
Return of capital to common stockholder	—	—	—	—	—	—	(20,233)	—	(20,233)
Dividends declared on common stock	—	—	—	—	—	—	—	(2,768)	(2,768)

Balance at December 31, 2008	1	—	1,500	15	—	—	95,121	—	95,136

Net loss	—	—	—	—	—	—	—	(12,824)	(12,824)
Cumulative dividends declared on preferred stock, Series B ($20.00 per share)	—	—	—	—	—	—	—	(19)	(19)
Dividends declared on preferred stock, Series D ($0.53125 per share)	—	—	—	—	—	—	—	(797)	(797)
Parent contribution	—	—	—	—	—	—	199	—	199

Balance at December 31, 2009	1	—	1,500	15	—	—	95,320	(13,640)	81,695

Net loss	—	—	—	—	—	—	—	7,657	7,657
Cumulative dividends declared on preferred stock, Series B ($140.00 per share)	—	—	—	—	—	—	—	(131)	(131)
Dividends declared on preferred stock, Series D ($1.0625 per share)	—	—	—	—	—	—	—	(1,594)	(1,594)
Dividends declared on common stock	—	—	—	—	—	—	—	(2,351)	(2,351)

Balance at December 31, 2010	1	$—	1,500	$15	—	$—	$95,320	$(10,059)	$85,276

See accompanying notes to financial statements.

EOS PREFERRED CORPORATION
(f/k/a Capital Crossing Preferred Corporation)
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(Dollars In Thousands)
Cash flows from operating activities:
Net income (loss)	$7,657	$(12,824)	$6,030
Adjustments to reconcile net income (loss) to net cash from operating activities:
(Gain) loss on loans held for sale	(6,498)	16,263	—
Decrease (increase) in accrued interest and other receivables	180	(280)	76
(Decrease) increase in accrued expenses and accounts payable to parent	(98)	228	(58)
Loan repayments for loans held for sale at fair value	10,054	—	—

Provision for loan losses	—	(915)	(265)

Net cash provided by operating activities	11,295	2,472	5,783

Cash flows from investing activities:
Loan repayments from loans originally held to maturity	1,827	7,225	13,656

Net cash provided by investing activities	1,827	7,225	13,656

Cash flows from financing activities:
Payment of preferred stock dividends	(909)	(1,631)	(3,262)
Payment of common stock dividends	(1,467)	—	(2,768)
Return of capital to common stockholder	—	—	(20,233)

Net cash used in financing activities	(2,376)	(1,631)	(26,263)

Net change in cash and cash equivalents	10,746	8,066	(6,824)
Cash and cash equivalents at beginning of year	51,823	43,757	50,581

Cash and cash equivalents at end of year	$62,569	$51,823	$43,757

Supplemental disclosure for non-cash activity:
Capital contribution from Aurora Bank	$—	$199	$—
See accompanying notes to financial statements.

EOS PREFERRED CORPORATION
(f/k/a Capital Crossing Preferred Corporation)
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008
1. ORGANIZATION
     EOS Preferred Corporation (referred to hereafter as the “Company”, “EOS”, “we”, “us” or “our”) is a Massachusetts corporation organized on March 20, 1998, to acquire and hold real estate assets. Our principal business objective is to hold mortgage assets that will generate net income for distribution to stockholders.. Aurora Bank, FSB (“Aurora Bank”), an indirect wholly owned subsidiary of Lehman Brothers Holdings Inc. (“LBHI”; LBHI with its subsidiaries, “Lehman Brothers”), owns all of our common stock. Prior to the merger with Aurora Bank, which is further discussed below, we were a subsidiary of Capital Crossing Bank (“Capital Crossing”), a federally insured Massachusetts trust company and our corporate name was Capital Crossing Preferred Corporation and Capital Crossing owned all of our common stock. Effective June 21, 2010, we changed our corporate name to EOS Preferred Corporation.
     We operate in a manner intended to allow us to be taxed as a real estate investment trust, or a “REIT,” under the Internal Revenue Code of 1986, as amended. As a REIT, EOS will not be required to pay federal or state income tax if we distribute our earnings to our shareholders and continues to meet a number of other requirements.
     On March 31, 1998, Capital Crossing Bank capitalized the Company by transferring mortgage loans valued at $140.7 million in exchange for 1,000 shares of 8% Cumulative Non-Convertible Preferred Stock, Series B, valued at $1.0 million and 100 shares of our common stock valued at $139.7 million. The carrying value of these loans approximated their fair values at the date of contribution.
     On May 11, 2004, we closed our public offering of 1,500,000 shares of 8.50% Non-Cumulative Exchangeable Preferred Stock, Series D. Our net proceeds from the sale of Series D preferred stock were $35.3 million. As of July 15, 2009, the Series D became redeemable at our option with the prior consent of the Office of Thrift Supervision (the “OTS”) and/or the Federal Deposit Insurance Corporation (the “FDIC”).
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
     The Series B preferred stock and Series D preferred stock remain outstanding and remain subject to their existing terms and conditions, including the call feature with respect to the Series D preferred stock. The OTS may direct in writing the automatic exchange of the Series D preferred stock for preferred shares of Aurora Bank at a ratio of one Series D preferred share for one hundredth of one preferred share of Aurora Bank if Aurora Bank becomes undercapitalized under prompt corrective action regulations, if Aurora Bank is placed into bankruptcy, reorganization, conservatorship or receivership, or if the OTS, in its sole discretion, anticipates Aurora Bank will become undercapitalized in the near term (“Exchange Event”).
     Business
     Our principal business objective is to hold mortgage assets that will generate net income for distribution to our stockholders. We hold mortgage assets in various cities in the United States with 40% of the carrying value of our mortgage loans secured by properties located in California. All of the mortgage assets in our loan portfolio at December 31, 2010 were acquired from Capital Crossing Bank or Aurora Bank and it is anticipated that substantially all additional mortgage assets, if any are acquired in the future, will be acquired from Aurora Bank. Aurora Bank administers our day-to-day activities in its roles as servicer under the Master Service Agreement (“MSA”) entered into between Aurora Bank and EOS and as advisor under the Advisory Agreement (“AA”) entered into between Aurora Bank and EOS.

EOS PREFERRED CORPORATION
(f/k/a Capital Crossing Preferred Corporation)
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008
     Both the AA and the MSA were amended effective as of January 1, 2010. The amended AA and the amended MSA change the fees paid by EOS. During 2010, the amended agreement, among other things, changed the management fee to $25,000 per month. The amended MSA changed the fees paid by EOS to reflect the fees payable to each sub-servicer. Through December 31, 2009, we paid Aurora Bank an annual servicing fee equal to 0.20%, payable monthly, and an annual advisory fee equal to 0.05%, also payable monthly, of the gross average unpaid principal balances of loans in the loan portfolio it services for the immediately preceding month.
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
Use of estimates
     In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the fair value of loans held for sale. For a more detailed discussion of the basis for the estimates of the fair value of our loan portfolio, please see Loans Held for Sale, below, and Note 5, Fair Value of Financial Instruments, below. Prior to February 5, 2009, material estimates also included the determination of the allowance for losses on loans, the allocation of purchase discount on loans between accretable and nonaccretable portions, and the rate at which the discount is accreted into interest income.
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
Loans Held for Sale
     On February 5, 2009, EOS and Aurora Bank entered into an Asset Exchange Agreement (the “February Asset Exchange”) pursuant to which we agreed to transfer the entire loan portfolio secured primarily by commercial real estate and multi-family residential real estate to Aurora Bank in exchange for loans secured primarily by residential real estate. As a result, during the first quarter of 2009, we reclassified all of our loan assets as held for sale, recorded a fair value adjustment and reported these loans at the lower of the their accreted cost or market value. The February Asset Exchange was terminated prior to its consummation.
     Effective November 1, 2009, EOS and Aurora Bank entered into and consummated the November Asset Exchange pursuant to which we agreed to an exchange of loans with Aurora Bank, though with a lesser quantity of loans than the February Asset Exchange. As of December 31, 2010, we continue to report the portion of the loan assets that were retained after the November Asset Exchange at the lower of their accreted cost or market value. For these retained loans, the carrying value of the loans will be recognized only up to the cost on the date they were classified as held for sale. We have elected the fair value option for the loans that were received from the November Asset Exchange. For these acquired loans, the carrying value of the loans will be equivalent to fair value which may

EOS PREFERRED CORPORATION
(f/k/a Capital Crossing Preferred Corporation)
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008
reflect an unrealized gain or loss relative to the cost of the loans. Such recognition is included in the determination of net income in the period in which the change occurred.
     The fair value of our loan portfolio is estimated based upon information, to the extent available, about then current sale prices, bids, credit quality, liquidity, and other available information for loans with similar characteristics as our loan portfolio. The geographical location and geographical concentration of the loans in our portfolio is considered in the analysis. The valuation of the loan portfolio involves some level of management estimation and judgment, the degree of which is dependent on the terms of the loans, and the availability of market prices and inputs.
     Loans are generally placed on non-accrual status and the accrual of interest is generally discontinued when the collectability of principal and interest is not probable or estimable which generally occurs when the loan is ninety days or more past due as to either principal or interest. Unpaid interest income previously accrued on such loans is reversed against current period interest income. Interest payments received on non-accrual loans are recorded as interest income. A loan is returned to accrual status when it is brought current. Loans are charged off when they are determined to be uncollectible.
Discounts on Acquired Loans
     Prior to February 5, 2009, our loan assets were considered held for investment and recorded at accreted cost, which accounts for the amortization of any purchase discount and deferred fees, less an allowance for loan losses. We reviewed acquired loans for differences between contractual cash flows and cash flows expected to be collected from our initial investment in the acquired loans to determine if those differences were attributable, at least in part, to credit quality. If those differences were attributable to credit quality, the loan’s contractually required payments receivable in excess of the amount of its cash flows expected at acquisition, or nonaccretable discount, were not accreted into income. We recognized the excess of all cash flows expected at acquisition over our initial investment in the loan as interest income using the interest method over the term of the loan.
     There was judgment involved in estimating the amount of our future cash flows on acquired loans. The amount and timing of actual cash flows could differ materially from management’s estimates, which could materially affect our financial condition and results of operations. Depending on the timing of an acquisition of loans, a preliminary allocation may have been utilized until a final allocation was established. Generally, the allocation was finalized no later than ninety days from the date of purchase.
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
     Any remaining discount relating to our purchase of the loans is not amortized as interest income during the period the loans are classified as held for sale. Deferred income associated with loans held for sale is deferred until the related loan is paid in full or sold.
Allowance for Loan Losses
     Prior to February 5, 2009, our loan assets were considered held for investment and recorded at accreted cost, which accounts for the amortization of any purchase discount and deferred fees, less an allowance for loan losses. Since the loan portfolio is now classified as held for sale and recorded either at fair value, or the lower of its accreted cost or at fair value, we no longer maintain an allowance for loan losses. In prior periods, arriving at an

EOS PREFERRED CORPORATION
(f/k/a Capital Crossing Preferred Corporation)
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008
appropriate level of allowance for loan losses required a high degree of judgment. The allowance for loan losses was increased or decreased through a provision for loan losses.
     In determining the adequacy of the allowance for loan losses, management made significant judgments. Aurora Bank initially reviewed our loan portfolio to identify loans for which specific allocations were considered prudent. Specific allocations included the results of measuring impaired loans. Further, the allowance for these loans was determined by a formula whereby the portfolio was stratified by type and internal risk rating categories. Loss factors were then applied to each strata based on various considerations including collateral type, loss experience, delinquency trends, current economic conditions and industry standards. The allowance for loan losses was management’s estimate of the probable loan losses incurred as of the balance sheet date.
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
     Gains and losses on sales of loans are determined using the specific identification method. The excess or deficiency of any cash received as compared to the carrying value was recorded as gain or loss on sales of loans.
Transfer of financial assets
     Transfers of financial assets are accounted for as sales when control over the assets is surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets are isolated from EOS, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) we do not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
Revenue Recognition
     We recognize interest income on loans as revenue as it is earned. This revenue is included in Interest and fees on loans on the Statements of Operations. Any discount relating to the purchase of the loans by us is not accreted as interest income during the period the loans are classified as held for sale but is recognized when the related loan is paid in full or sold. Accrual status loans include any loan which returns to performing status from non-accrual status.
Taxes
     We have elected, for federal income tax purposes, to be treated as a REIT and intend to comply with the provisions of the Internal Revenue Code (the “IRC”). Accordingly, we will not be subject to corporate income taxes to the extent we distribute at least 90% of our REIT taxable income to stockholders and as long as certain assets, income, distribution, and stock ownership tests are met in accordance with the IRC. As such, no provision for income taxes is included in the accompanying financial statements.
     As of December 31, 2010, management evaluated the quantitative and qualitative requirements for REIT status and believes that we qualify as a REIT for federal and state income tax purposes. Accordingly, we have not recorded any uncertain tax positions. As of December 31, 2010, we do not have any unrecognized tax benefits. We do not anticipate any material changes in existing unrecognized tax benefits during the next 12 months. The Company is subject to examination by the respective taxing authorities for the tax years 2007 to 2009. Our policy is

EOS PREFERRED CORPORATION
(f/k/a Capital Crossing Preferred Corporation)
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008
to include interest and penalties related to income taxes in Other general and administrative expense if applicable and there was no expense for 2010, 2009, or 2008.
     For the year ended December 31, 2009, we accrued an excise tax liability of $60,000 which is included in Other general and administrative expenses. We were subject to excise tax equal to 4% of the undistributed portion of adjusted ordinary income. The excise tax liability resulted from us not distributing 85% of our ordinary income from 2009. There was no excise tax due for the years ended December 31, 2010 or 2008.
Concentration of Credit Risk
     We had cash and cash equivalents of $62.6 million as of December 31, 2010. These funds were held in interest bearing and non-interest bearing accounts with Aurora Bank. The FDIC provides coverage on these accounts which as of December 31, 2010 was limited to $250,000. Cash in excess of FDIC coverage limitations is subject to credit risk.
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
     At December 31, 2010, approximately 40% of our net real estate loan portfolio consisted of loans collateralized by properties located in California. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political or business developments or natural hazards in California that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages. The housing and real estate sectors in California have been particularly impacted by the recession with higher overall foreclosure rates than the national average. If California experiences further adverse economic, political or business conditions, or natural hazards, we will likely experience higher rates of loss and delinquency on our mortgage loans than if our loans were more geographically diverse.
Subsequent Events
     We assessed events that occurred subsequent to December 31, 2010 for potential disclosure and recognition on the financial statements. No additional events have occurred that would require disclosure in or adjustment to our financial statements.
Recent Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued a standards update on improving disclosures about fair value measurements. The update requires expanded disclosures including the techniques and inputs used to measure fair value, transfers in and out of Levels 1 and 2, and disaggregation of components within the reconciliation of Level 3 fair value measurements. This update to the standards was effective beginning with interim reports during this fiscal year. The adoption of this update to the standards did not impact our financial statements as it only impacts the footnote disclosures. We have included the applicable disclosures in Note 5, Fair Value of Financial Instruments.
     In February 2010, the FASB issued a standards update on improving disclosures about subsequent events so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This update to the standards is effective beginning with interim reports during this fiscal year. The adoption of this update to the standards did not impact our financial statements as it only impacts the footnote disclosures.

EOS PREFERRED CORPORATION
(f/k/a Capital Crossing Preferred Corporation)
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008
     In July 2010, the FASB issued a standards update requiring additional disclosures about the allowance for credit losses and the credit quality of the loan portfolio. The additional disclosures include a roll-forward of the allowance for credit losses on a disaggregated basis and more information, by type of receivable, on credit quality indicators including aging and troubled debt restructurings as well as significant purchases and sales. This update to the standards was effective for our fiscal year ending December 31, 2010 and interim reports thereafter. As our loan portfolio is classified as held for sale and carried at fair value or the lower of accreted cost or market value, we do not utilize an allowance for credit losses and this new guidance had no impact on our results of operations or financial position.
     In January 2011, the FASB issued a temporary deferral of the effective date of disclosures about troubled debt restructurings. This delays the effective date until our interim period ending June 30, 2011. As our loan portfolio is classified as held for sale and carried at fair value or the lower of accreted cost or market value, this new guidance will have no impact on our results of operations or financial position.
3. BANKRUPTCY OF LBHI AND REGULATORY ACTIONS INVOLVING AURORA BANK
Bankruptcy of Lehman Brothers Holding Inc.
     Bankruptcy of Lehman Brothers Holdings Inc. On September 15, 2008, LBHI, the indirect parent company of Aurora Bank, filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy filing has led to increased regulatory constraints being placed on Aurora Bank by its bank regulatory authorities, primarily the OTS. Certain of these constraints apply to Aurora Bank’s subsidiaries, including EOS.
     Aurora Bank, LBHI, LB Bancorp, and the OTS entered into a Capital Maintenance Agreement (“CMA”), effective November 30, 2010. The CMA establishes the requirement that Aurora Bank be sold to a third party by May 31, 2012. If such a sale does not occur by that date, the CMA requires that LBHI must purchase the assets of Aurora Bank as soon as practical after that date. If at any time after February 29, 2012, the OTS determines that a sale of Aurora Bank is not likely to occur by May 31, 2012, the OTS may require Aurora Bank to submit a plan of dissolution which includes (i) purchase of Aurora Bank’s assets for cash by LBHI, (ii) redemption of Aurora Bank’s deposit liabilities, (iii) termination of Aurora Bank’s deposit insurance, and (iv) return of the bank charter. In the event that such a plan of dissolution were to be submitted, it is the intent of Aurora Bank to continue the principal operations of the organization, other than depository functions, for the foreseeable future. We believe that LBHI has the ability and intent to provide support, if required, in that regard.
     There can be no assurance that the sale of Aurora Bank will be consummated within the defined time frame. There can be no assurance that a potential buyer of Aurora Bank will come forward and tender an offer acceptable to the bankruptcy court, that the bankruptcy court will approve such offer, that a potential buyer will have or be able to raise financing for the purchase, and meet all other conditions necessary to consummate the purchase.
     Further, there is complete uncertainty with regards to any and all aspects of a potential sale. The business strategies of the new owner may not include continued operation of EOS or other business lines of Aurora Bank.
     Both the bankruptcy filing of LBHI and the increased regulatory constraints placed on Aurora Bank have negatively impacted the ability of EOS to conduct business according to our business objectives. Following the execution of the Settlement Agreement, the OTS modified, but did not remove all of the regulatory constraints on Aurora Bank.
Regulatory Actions Involving Aurora Bank
     Aurora Bank — Regulatory Actions and Capital Levels. On January 26, 2009, the OTS entered a cease and desist order against Aurora Bank (the “Original Order”). The Original Order required Aurora Bank to ensure that each of its subsidiaries, including EOS, was in compliance with the Original Order, including the operating restrictions contained therein. In addition, on February 4, 2009, the OTS issued a prompt corrective action directive to Aurora Bank (the “PCA”). The PCA required Aurora Bank to, among other things; raise its capital ratios such that

EOS PREFERRED CORPORATION
(f/k/a Capital Crossing Preferred Corporation)
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008
it would be deemed to be “adequately capitalized” and placed additional constraints on Aurora Bank and its subsidiaries, including EOS.
     Following execution of the Settlement Agreement, on November 30, 2010, Aurora Bank entered into a Stipulation and Consent to Issuance of Amended Order to Cease and Desist with the OTS whereby Aurora Bank consented to the issuance of an Amended Order to Cease and Desist (the “Amended Order”) issued by the OTS, which amended the Original Order. The Amended Order amended certain requirements for Aurora Bank contained in the Original Order. The provisions in the Original Order that require Aurora Bank to ensure that each of its subsidiaries, including EOS, comply with the Original Order were not amended. These operating restrictions, amount other things, restrict transactions with affiliates, capital distributions to shareholders (including redemptions), contracts outside the ordinary course of business, and changes in senior executive officers, board members or their employment arrangements without prior written notice to the OTS.
     Under the Order, EOS must continue to seek and receive approval from the OTS for the declaration and payment of dividends to our preferred and common shareholders. There is no assurance that the OTS will approve any future request for the declaration or payment of dividends.
     On November 30, 2010, and effective on the same date, the OTS issued an order terminating the PCA. The Order was still effective as of the date of issuance of this annual report.
     More detailed information can be found in the Original Order, the Amended Order, the PCA, and the termination of the PCA themselves, copies of which are available on the OTS’ website (www.ots.treas.gov).
     On the Execution Date, LBHI agreed to enter into the CMA in which LBHI agreed for the duration of LBHI’s ownership of Aurora Bank to maintain Aurora Bank’s tier 1 and risk based capital ratios at levels greater than the thresholds required to achieve the “well-capitalized” designation under OTS regulations.
     As of December 31, 2010, as set forth in a public filing with the OTS, Aurora Bank’s capital ratios were above the thresholds required under the CMA. The classification of Aurora Bank’s capitalization level is subject to review and acceptance by the OTS.
     As of December 31, 2009, there was uncertainty regarding our ability to continue as a going concern as a result of the bankruptcy of LBHI and the issuance of the Original Order and the PCA. During 2010, this uncertainty diminished due to the execution of the Settlement Agreement and the CMA along with the actions of the OTS to issue the Amended Order and terminate the PCA.
     Dividend Payments. On June 26, 2009, the OTS notified Aurora Bank that, as a result of the Original Order and the PCA, the approval or non-objection of the OTS would be required prior to declaration and payment of dividends by EOS. The OTS required Aurora Bank to submit a formal request for non-objection determination to permit the payment of dividends. A formal request was submitted to the OTS on July 28, 2009.
     As a result of the notice from the OTS, our Board of Directors (the “Board of Directors”) did not declare or pay the Series B and Series D preferred stock dividends that would have been payable for the second, third and fourth quarters of 2009 and the first and second quarters of 2010. The Board of Directors also did not declare or pay dividends on the common stock that would have been payable for fiscal 2009.
     On September 9, 2010, the OTS provided a non-objection determination for the declaration of dividends by September 14, 2010 and the payment of these dividends between December 15, 2010 and December 31, 2010 in an amount sufficient to maintain qualification as a REIT for the 2009 tax year. The Board of Directors of EOS declared such dividends on September 13, 2010, for the quarter ended September 30, 2010, consistent with the OTS non-objection determination. The dividends were payable to shareholders of record as of October 29, 2010 and include

EOS PREFERRED CORPORATION
(f/k/a Capital Crossing Preferred Corporation)
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008
cumulative dividends on the Series B preferred stock of $120.00 per share, non-cumulative dividends on the Series D preferred stock of $0.53125 per share and dividends on our common stock of $1,467,000.
     An additional formal request to declare dividends was submitted to the OTS on December 17, 2010 and on December 30, 2010, the OTS provided a non-objection determination for the declaration of dividends in an amount sufficient to maintain qualification as a REIT and avoid excise tax for the 2010 tax year. The non-objection determination did not provide any restriction as to the timing of declaration or payment. The Board of Directors of EOS declared such dividends on December 31, 2010, for the quarter ended December 31, 2010, consistent with the OTS non-objection determination. The dividends are payable to shareholders of record as of December 31, 2010 and include dividends on the Series B preferred stock of $20.00 per share, non-cumulative dividends on the Series D preferred stock of $0.53125 per share and dividends on our common stock in the amount of $884,000. These dividends were paid in 2011. At December 31, 2010, there were no dividends in arrears related to our Series B preferred stock. Dividends on the Series D preferred stock are non-cumulative and as such, there were no dividends in arrears.
     The OTS has not approved any further dividend distributions. There can be no assurance that such approval will be received from the OTS or when or if such OTS approval requirement will be removed. Failure to permit the distribution of sufficient dividends in future years will cause EOS to fail to qualify as a REIT. If EOS no longer qualifies as a REIT, we will be subject to federal and state income taxes in the tax year when loss of REIT status occurs and in years thereafter. Furthermore, even if approval is received from the OTS, any future dividends on the preferred stock will be payable only when, as and if declared by the Board of Directors. Aurora Bank and EOS will continue to work with the OTS regarding the resumption of normal payment of dividends. There can be no assurance that the OTS will grant any future dividend declaration request, nor can there be any assurance that any further dividends will be paid or that EOS will continue to qualify as a REIT.

EOS PREFERRED CORPORATION
(f/k/a Capital Crossing Preferred Corporation)
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008
4. LOANS
     As of both December 31, 2010 and 2009, the loan portfolio was comprised primarily of loans secured by one-to-four family residential real estate loans, the majority of which were located in California. On November 18, 2009, EOS and Aurora Bank entered into and consummated the November Asset Exchange pursuant to which EOS agreed to transfer 93 loans secured primarily by commercial real estate and multi-family residential real estate to Aurora Bank in exchange for 74 loans secured primarily by residential real estate. There were no other acquisitions, sales or exchanges of loans during 2010 and 2009.
     We use the term “carrying value” to reflect loans valued at the lower of their accreted cost or market value, or at their fair value, as applicable to the individual loans’ valuation method as selected by us in accordance with accounting standards.
     A summary of the carrying value and unpaid principal balance (“UPB”) of loans by valuation method and in total is as follows:

	December 31,
	2010		2009
		Unpaid Principal		Unpaid Principal
	Carrying Value	Balance	Carrying Value	Balance
		(Dollars In Thousands)
Total mortgage loans, held for sale:
Commercial real estate	$6,866	$9,504	$6,380	$11,324
Multi-family residential	850	1,034	693	1,203
One-to-four family residential	16,724	22,320	22,750	32,386

Total	$24,440	$32,858	$29,823	$44,913

Portion carried at fair value:
Commercial real estate	$—	$—	$—	$—
Multi-family residential	—	—	—	—
One-to-four family residential	16,505	22,048	22,531	32,007

Total	$16,505	$22,048	$22,531	$32,007

Portion carried at lower of accreted cost or market value (1):
Commercial real estate	$6,866	$9,504	$6,380	$11,324
Multi-family residential	850	1,034	693	1,203
One-to-four family residential	219	272	219	379

Total loans held for sale	$7,935	$10,810	$7,292	$12,906

(1)	Though the table compares the carrying value of these loans against UPB, these loans are carried at the lower of accreted cost or market value and the carrying value cannot exceed the cost of these loans which for all loans is less than UPB.

EOS PREFERRED CORPORATION
(f/k/a Capital Crossing Preferred Corporation)
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008
A summary of the loans on non-accrual status is as follows:

	December 31,
	2010		2009
		Unpaid Principal		Unpaid Principal
	Carrying Value	Balance	Carrying Value	Balance
		(Dollars In Thousands)
Mortgage loans on real estate on non-accrual status:
Commercial real estate	$692	$802	$318	$792
Multi-family residential	—	—	—	—
One-to-four family residential	224	337	—	—

Total loans on non-accrual status	$916	$1,139	$318	$792

	Years Ended December 31,
	2010	2009	2008
	(Dollars In Thousands)
Average carrying value in non-accrual loans	$738	$1,532	$495
Activity in the allowance for loan losses follows:

	Years Ended December 31,
	2010	2009	2008
	(Dollars In Thousands)
Balance at beginning of year	$—	$915	$1,180
Credit for loan losses	—	—	(265)
Reversal of allowance	—	(915)	—

Balance at end of year	$—	$—	$915

Prior to February 5, 2009, when we classified our loans as held for sale, there was no interest income recognized on impaired loans or interest income recognized on a cash basis on impaired loans for the years ended December 31, 2009 or 2008.
5. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
     Effective November 1, 2009, EOS and Aurora Bank entered into and consummated the November Asset Exchange pursuant to which we agreed to an exchange of loans with Aurora Bank, though with a lesser quantity of loans than the February Asset Exchange. As of December 31, 2010, we continue to report the portion of the loan assets that were retained after the November Asset Exchange at the lower of their accreted cost or market value and these loans are reflected in Loans held for sale, at lower of accreted cost or market value on the Balance Sheet. For these retained loans, the carrying value of the loans will be recognized only up to the cost on the date they were classified as held for sale. We have elected the fair value option for the loans that were received from the November Asset Exchange and these loans are reflected in Loans held for sale, at fair value on the Balance Sheet. For these acquired loans, the carrying value of the loans will be equivalent to fair value which may reflect an unrealized gain

EOS PREFERRED CORPORATION
(f/k/a Capital Crossing Preferred Corporation)
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008
or loss relative to the cost of the loans. Such recognition is included in the determination of net income in the period in which the change occurred.
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
     At December 31, 2010 and 2009, the fair value of our loan portfolio was estimated based upon various cash flow models to price the portfolio. These models consider significant inputs such as loan type loan age, loan to value ratio, payment history, and property location, as well as significant assumptions such as estimated rates of loan delinquency, potential recovery, discount rate, and the impact of interest rate reset. Recent trade quotes or prices are identified in estimating the amount at which a third party might purchase the loans and their yield requirements. Management also considers market information and quotes received from third parties, when available. The valuation of the loan portfolio involves management’s use of estimates and judgment, the degree of which is dependent on the terms of the loans and the availability of market prices and inputs.
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
     The categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. All loans were categorized as Level 3 at December 31, 2010 and 2009.
     The table presented below summarizes the change in balance sheet carrying value associated with Level 3 loans during the years ended December 31, 2010 and 2009. Caution should be utilized when evaluating reported net revenues for Level 3 loans.

					Balance
	Balance	Net Transfers In /		Net Gains	December 31,
	December 31, 2009	Out(1)	Payments	(Losses)(2)	2010
		(Dollars In Thousands)
Loans Held for Sale:
Commercial real estate	$6,380	$—	$(1,551)	$2,037	$6,866
Multi-family residential	693	—	(168)	325	850
One-to-four family residential	22,750	—	(10,162)	4,136	16,724
Total	$29,823	$—	$(11,881)	$6,498	$24,440

EOS PREFERRED CORPORATION
(f/k/a Capital Crossing Preferred Corporation)
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

				November Asset		Balance
	Balance	Net Transfers In /		Exchange,	Net Gains	December 31,
	December 31, 2008	Out(1)	Payments	net(3)	(Losses)(2)	2009
			(Dollars In Thousands)
Loans Held for Sale:
Commercial real estate	$—	$29,775	$(3,291)	$(11,235)	$(8,869)	$6,380
Multi-family residential	—	19,982	(1,334)	(10,776)	(7,179)	693
One-to-four family residential	—	970	(303)	22,298	(215)	22,750

Total	$—	$50,727	$(4,928)	$287	$(16,263)	$29,823

(1)	The amounts presented as transfers into and out of Level 3 represent the carrying value as of the actual date of the event or change in circumstances that caused the transfer.

(2)	Net Gains and Losses are included in Gain (loss) on loans held for sale on the Statements of Operations. The current period gains and losses from changes in values of Level 3 loans represent gains/losses on loans held for sale and reflect changes in values of those loans only for the period(s) in which the loans were classified as Level 3.

(3)	The Exchange also entailed the transfer of accrued interest receivable of $88, resulting in a net capital contribution of $199 from the transaction.
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
     In addition to the fair value of our loans, as discussed above, the following methods and assumptions were used by us in estimating fair value of financial instruments:
Cash and cash equivalents: The carrying value of cash and interest-bearing deposits approximate fair value because of the short-term maturity of these instruments.
Accrued interest receivable: The carrying value of accrued interest receivable approximates fair value because of the short-term nature of these financial instruments.

EOS PREFERRED CORPORATION
(f/k/a Capital Crossing Preferred Corporation)
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008
     The estimated fair values, and related carrying value, of our financial instruments are as follows:

	December 31,
	2010		2009
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
		(Dollars In Thousands)
Cash and cash equivalents	$62,569	$62,569	$51,823	$51,823
Loans, net	24,440	24,440	29,823	29,823
Accrued interest receivable	213	213	393	393
6. PREFERRED STOCK
     On March 31, 1998, we issued 1,000 shares of 8% Cumulative Non-Convertible Preferred Stock, Series B, to Capital Crossing. Holders of Series B preferred stock are entitled to receive, if declared by the Board of Directors, dividends at a rate of 8% of the average daily outstanding liquidation amount, as defined. Dividends accumulate at the completion of each completed period, as defined, and payment dates are determined by the Board of Directors.
     Series B preferred stock has a liquidation amount of $1,000 per share. In the event of a voluntary or involuntary dissolution or liquidation of EOS, preferred stockholders are entitled to the total liquidation amount, as defined, plus any accrued and accumulated dividends.
     On May 11, 2004, we completed a public offering of 1,500,000 shares of Non-Cumulative Exchangeable Preferred Stock, Series D, with a dividend rate of 8.50% and a liquidation preference of $25 per share, which raised net proceeds of $35,259,000, after related offering costs of $2,241,000. The Series D preferred stock is exchangeable for preferred shares of Aurora Bank at a ratio of one Series D preferred share for one-hundredth of one preferred share of Aurora Bank if the OTS so directs. The OTS could order this action upon the occurrence of an Exchange Event. The liquidation preference for each Series D preferred share is $25.00, plus an accrued and unpaid dividend for the quarter in which the liquidation occurs.
     At any time following the occurrence of certain changes in the tax laws or regulations concerning REITs, EOS will have the right to redeem the Series D preferred stock in whole, subject to the prior written approval of the OTS. We would have the right to redeem the Series D preferred stock if we received an opinion of counsel to the effect that, as a result of changes to the tax laws or regulations:
•	dividends paid or to be paid by us with respect to our capital stock are not, or will not be, fully deductible by us for income tax purposes

•	we are otherwise unable to qualify as a REIT.
     As of July 15, 2009, the Series D preferred stock became redeemable at the option of EOS with the prior consent of the OTS.
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

EOS PREFERRED CORPORATION
(f/k/a Capital Crossing Preferred Corporation)
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008
7. RELATED PARTY TRANSACTIONS
     Aurora Bank performs advisory services and services the loans owned by us.
Servicing Agreement
     Our loan portfolio is serviced by Aurora Bank pursuant to the terms of the MSA. The amended MSA changed the fees paid by EOS to reflect the fees payable to each sub-servicer. Through December 31, 2009, Aurora Bank in its role as servicer under the terms of the MSA received an annual servicing fee equal to 0.20%, payable monthly, on the gross average unpaid principal balances of loans serviced for the immediately preceding month.
     The MSA requires Aurora Bank to service the loan portfolio in a manner substantially the same as for similar work performed by Aurora Bank for transactions on its own behalf. Aurora Bank collects and remits principal and interest payments on at least a monthly basis, maintains perfected collateral positions, submits and pursues insurance claims, and initiates and supervises foreclosure proceedings on the loan portfolio it services. Aurora Bank also provides accounting and reporting services required by us for such loans. We may also direct Aurora Bank to dispose of any loans placed on non-accrual status, or are modified due to financial deterioration of the borrower. Aurora Bank may facilitate loan modifications and short sales where circumstances are so warranted. Aurora Bank may institute foreclosure proceedings and foreclose, manage, and protect the mortgaged premises, including exercising any power of sale contained in any mortgage or deed of trust, obtaining a deed-in-lieu-of-foreclosure, or otherwise acquiring title to a mortgaged property underlying a mortgage loan by operation of law or otherwise in accordance with the terms of the MSA.
     The amended MSA may be terminated at any time by written agreement between the parties or at any time by either party upon 30 days’ prior written notice to the other party and appointment of a successor servicer. The amended MSA will automatically terminate if EOS ceases to be an affiliate of Aurora Bank.
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
Advisory Agreement
     Under the AA Aurora Bank administers our day-to-day operations. The amended AA changes the fees paid by EOS. Through December 31, 2009, Aurora Bank was paid an annual advisory fee equal to 0.05%, payable monthly, of the gross average unpaid principal balances of our loans for the immediately preceding month, plus reimbursement for certain expenses incurred by Aurora Bank as advisor. During 2010, the amended agreement, among other things, changed the management fee to $25,000 per month. As advisor, Aurora Bank is responsible for:
•	monitoring the credit quality of our loan portfolio;

•	advising us with respect to the acquisition, management, financing, and disposition of loans and other assets; and

•	maintaining our corporate and shareholder records.
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
     The AA had a term of one year, and currently is renewed annually for an additional one-year period unless EOS delivers notice of nonrenewal to Aurora Bank. We may terminate the AA at any time upon ninety days’ prior notice. As long as any Series D preferred stock remains outstanding, any decision by us either not to renew the AA or to terminate the AA must be approved by a majority of its Board of Directors, as well as by a majority of our independent directors. Other than the servicing fee and the advisory fee, Aurora Bank is not entitled to a fee for providing advisory and management services to EOS.
     Servicing and advisory fees for the years ended December 31, 2010, 2009, and 2008 totaled $470,000, $127,000, and $192,000, respectively, and were recorded in Loan Servicing and advisory services. Amounts due to Aurora Bank as of December 31, 2010 and 2009 were $87,000 and $69,000, respectively and were recorded in Accounts payable to parent on the balance sheet.
     All of the mortgage assets in our loan portfolio at December 31, 2010 were purchased from Capital Crossing or Aurora Bank. See November Asset Exchange in Note 2 above for the transaction to exchange commercial and multi-family loans for residential loans during 2009. It is anticipated that substantially all additional mortgage assets, purchased or contributed in the future, if any, will be purchased from Aurora Bank, our sole common stockholder. No loans were purchased or contributed from Aurora Bank in 2010 or 2008.
     The following table summarizes capital transactions between us and Aurora Bank, our sole common shareholder and parent:

	Years Ended December 31,
	2010	2009	2008
	(Dollars In Thousands)
Returns of capital to parent	$—	$—	$20,233
Common stock dividends paid to parent	1,467	—	2,768
Series B preferred stock dividends paid to parent	108	18	72
Contribution of capital in the form of loans (“November Asset Exchange”)	—	199	—
     Additionally dividends were declared to Aurora Bank on December 31, 2010, which included $18,000 for the Series B preferred stock and $884,000 for the common stock dividends and are included in Dividends payable to parent as of December 31, 2010.
     Our cash and cash equivalents balances of $62.6 million and $51.8 million at December 31, 2010 and 2009, respectively, consist entirely of deposits with Aurora Bank.

EOS PREFERRED CORPORATION
(f/k/a Capital Crossing Preferred Corporation)
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008
8. QUARTERLY DATA (UNAUDITED)
Supplemental Financial Information

	Years Ended December 31,
	2010				2009
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
				(Dollars In Thousands)
Interest income	$529	$465	$524	$676	$749	$914	$881	$1,020
Gain (loss) on loans held for sale	1,263	2,715	756	1,764	488	(541)	(1,029)	(15,181)
Reduction in allowance for loan losses	—	—	—	—	—	—	—	915
Operating expenses	247	265	249	274	201	181	328	330

Net income (loss)	1,545	2,915	1,031	2,166	1,036	192	(476)	(13,576)
Preferred stock dividends declared	816	909	—	—	—	—	—	816

Net income (loss) available to common stockholder	$729	$2,006	$1,031	$2,166	$1,036	$192	$(476)	$(14,392)

Schedule IV — Mortgage Loans on Real Estate
December 31, 2010

Principal
						Amount		Interest Due	Interest
						Subject to	Amount of	and	Income
				Carrying	Unpaid	Delinquent	Mortgage	Accrued	Earned
				Amount of	Principal	Principal or	being	at End of	Applicable
	Prior Liens	Location	Interest Rate	Mortgage	Balance	Interest	Foreclosed	Period	to Period
(Dollars In Thousands)
Farms	—	—	—	$—	$—	$—	$—	$—	$—

Residential	—	Various U.S. Cities	4.3 — 6.0%	16,505	22,047	337	—	146	1,272

Apartments and businesses	—	Various U.S. Cities	3.1 — 14.5%	7,935	10,811	802	—	67	750
Unimproved	—	—	—	—	—	—	—	—	—

Total				$24,440	$32,858	$1,139	$—	$213	$2,022

Balance at December 31, 2009	$29,823
Additions during period:
Gains on loans held for sale	6,498
Deductions during period:
Loan repayments	(11,881)

Balance at December 31, 2010	$24,440

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     On September 17, 2010, the Audit Committee of the Board of Directors approved the dismissal of Ernst & Young LLP (“Ernst & Young”) as our independent registered public accounting firm.
     No reports of Ernst & Young on our financial statements for the past two fiscal years; specifically the fiscal years ended December 31, 2009 and 2008, contained any adverse opinion or disclaimer of opinion or was qualified as to audit scope or accounting principles, except that the Ernst & Young audit reports on the 2009 and 2008 financial statements were modified for the uncertainty of our ability to continue as a going concern.
     During the fiscal years ended December 31, 2009 and 2008 and the subsequent interim period through September 17, 2010, there were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which disagreement(s), if not resolved to the satisfaction of Ernst & Young, would have caused it to make reference thereto in any report and there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).
     On September 17, 2010, we engaged Grant Thornton LLP (“Grant Thornton”) as our independent registered public accounting firm to audit our financial statements. The members of the Audit Committee of the Board of Directors approved the engagement of Grant Thornton.
     Prior to the engagement of Grant Thornton, neither us nor any person on our behalf consulted with Grant Thornton regarding the application of accounting principles to a specified completed or proposed transaction or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided that Grant Thornton concluded was an important factor considered by us in reaching a decision as to the accounting, auditing, or financial reporting issue.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     EOS’ management, with the participation of our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) as of December 31, 2010. Based on this evaluation, our President and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were (1) designed to ensure that material information relating to EOS is made known to the President and Chief Financial Officer by others within the entity, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
     No change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
     The management of EOS is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our President and Chief Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting was conducted. In making this assessment, management followed the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the

Treadway Commission (“COSO”). Based on this assessment, management determined that our internal control over financial reporting was effective as of December 31, 2010 based on the criteria in Internal Control-Integrated Framework issued by COSO.
     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Directors and Executive Officers
     The names and ages of each of our directors and executive officers and their principal occupation and business experience for at least the last five years are set forth below. The executive officers hold office until their successors are duly elected and qualified.

Name	Age	Position(s) Held
Thomas O’Sullivan	44	President, Director, Chairman
Robert J. Leist, Jr.	61	Chief Financial Officer
Michael Milversted	63	Director
William Wesp	59	Director
Lana Franks	47	Director
Eric Graham	41	Director

Thomas O’Sullivan. On January 25, 2010, the Board of Directors elected Mr. O’Sullivan as President of EOS. On March 4, 2010, he was elected as a director and Chairman of the Board of Directors of EOS. Mr. O’Sullivan is also Chief Financial Officer of Aurora Bank and receives no separate compensation from EOS for his services. He has served in a variety of capacities at Lehman Brothers since 2000. Mr. O’Sullivan served as the Chief Financial Officer of EOS from 2008 to 2010. He serves as an officer of EOS so long as he is an employee of Aurora Bank. For the past 10 years Mr. O’Sullivan was not subject to any legal or other proceeding.
Robert J. Leist, Jr. On March 4, 2010, the Board of Directors elected Mr. Leist as Chief Financial Officer of EOS. Mr. Leist has served as Senior Vice President and Controller of Aurora Bank since September 2009 and previously served as Senior Vice President and Controller of Aurora Loan Services from February 2007. From April 1999 to January 2007, he served as Senior Vice President and Chief Accounting Officer of Ocwen Financial Corporation. Mr. Leist serves as an officer of EOS so long as he is an employee of Aurora Bank. He receives no separate compensation from EOS for his services. For the past 10 years Mr. Leist was not subject to any legal or other proceeding.
Michael Milversted. Mr. Milversted has been a director of EOS since May 2007. He is retired. Prior to his retirement, he was an employee of Lehman Brothers and served in a variety of capacities, including Treasurer of Lehman Brothers and Chief Financial Officer of Lehman Brothers Bank, FSB. For the past 10 years Mr. Milversted was not subject to any legal or other proceeding.
William Wesp. On January 28, 2009, Mr. Wesp was elected a director of EOS. During October 2010, he became Chairman of the Aurora Bank FSB Board of Directors and has served as a Director of Aurora Bank FSB since July 2009, as approved by the Office of Thrift Supervision. Mr. Wesp is retired. Prior to his retirement, he served on the Board of Directors of Conceco Finance Corporation from 2001-2003. Mr. Wesp served as Lehman Brothers Bank, FSB Chief Executive Officer from 1999-2000. For the past 10 years Mr. Wesp was not subject to any legal or other proceeding.
Lana Franks. On December 8, 2008, the Board of Directors elected Ms. Franks a director. Ms. Franks is retired. Prior to her retirement, she was an employee of Lehman Brothers and served in a variety of positions. She was also President of EOS from December 2008 to January 2010. For the past 10 years Ms. Franks was not subject to any legal or other proceeding.
Eric Graham. Mr. Graham was elected as a director of EOS on December 3, 2009. Mr. Graham is a securities and corporate finance lawyer, a certified public accountant, and has many years of legal and accounting experience with real estate investment trusts. For the past 10 years Mr. Graham was not subject to any legal or other proceeding.

     There are no known family relationships between any director or executive officer and any other director or executive officer of EOS.
     The Board of Directors has established a process for shareholders of EOS to communicate with our Audit Committee or any member thereof. A shareholder who is interested in communicating directly with the Audit Committee or any member thereof may do so by email at the following address:
     BankBoardSecretary@AuroraBankFSB.com.
The Board of Directors and its Committees
     EOS and our Board of Directors have determined that Messrs. Milversted, Wesp and Graham satisfy the standards for independence promulgated by the NASDAQ Stock Market, Inc. (“NASDAQ”) and the standards for independence contained in our charter.
     The Board of Directors held nine meetings and did not act by written consent during 2010.
     Our By-laws establish the President as Chairman of the Board of Directors, who, subject to the direction of the Board of Directors, shall have general supervision and controls of its business. This decision is based upon the Board’s determination of what is in the best interests of EOS and our shareholders.
Audit Committee. EOS has an Audit Committee, which consists of Messrs. Milversted, Wesp and Graham. Each member of the Audit Committee satisfies the standards for independence promulgated by NASDAQ. The Audit Committee reports its activities to the Board of Directors. Pursuant to its written charter, the principal purpose of the Audit Committee is to assist the Board of Directors in fulfilling its oversight of:
•	The quality and integrity of our financial statements;

•	Our compliance with legal and regulatory requirements;

•	The qualifications and independence of our independent auditors; and

•	The performance of our internal audit and compliance functions and our independent auditors.
The Audit Committee held four meetings in 2010. Mr. Milversted, the Audit Committee Chairman, meets the qualifications of an “audit committee financial expert” as defined in the applicable rules promulgated by the Securities and Exchange Commission.
Nominating and Corporate Governance Committee. EOS has a Nominating and Corporate Governance Committee, which consists of Messrs. Graham, Milversted and Wesp. Each member of the Nominating and Corporate Governance Committee satisfies the standards for independence promulgated by NASDAQ. Pursuant to its written charter, the purpose of the Nominating and Corporate Governance Committee is to:
•	Identify and review the qualifications of individuals identified by our parent or other voting stockholders to become directors and select, or recommend that the Board of Directors select, the candidates for all directorships to be filled by the Board of Directors or by the stockholders;

•	Develop and recommend to the Board of Directors a set of corporate governance principles applicable to EOS; and

•	Otherwise take a leadership role in overseeing the corporate governance of EOS.
     In identifying or reviewing candidates for membership on the Board of Directors, the Nominating and Corporate Governance Committee takes into account the qualifications for board membership established by the Board of Directors from time to time and all other factors it considers appropriate, which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity, and the extent to which the candidate would fill a present need on the Board of Directors. The Nominating and Corporate Governance Committee weighs diversity as one of many of the factors it considers appropriate when taking into account the criteria for board membership. In 2010, the full Board of Directors performed the duties of the Nominating and Corporate Governance Committee.
Code of Ethics and Other Matters
     On August 10, 2010, the Board of Directors adopted the EOS Preferred Corporation Code of Ethics, which applies to our officers and employees. We will provide a copy of the EOS Preferred Corporation Code of Ethics free of charge to any stockholder who sends a written request to that effect to EOS Preferred Corporation, 1271 Avenue of the Americas, 46th Floor, New York, NY 10020, Attention: Secretary.
     The Board of Directors has determined that EOS is a “controlled company,” as defined in Rule 4350(c)(5) of the listing standards of NASDAQ, based on Aurora Bank’s beneficial ownership of 100% of our outstanding voting common stock. Accordingly, we are exempt from certain requirements of the NASDAQ listing standards, including the requirement to maintain a majority of independent directors on our Board of Directors.
Compensation of Directors
     In 2010, EOS paid our independent directors an annual fee of $10,000 each for their services as independent directors. We do not pay any compensation to our other directors. No director of EOS was granted stock awards, option awards, any bonus or other non-equity incentive or any other type or form of compensation in 2010. Independent direct compensation was determined by a vote of the Board of Directors.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires that our executive officers and directors and persons who own more than 10% of our outstanding shares of Series D preferred stock file reports of ownership and changes in ownership with the Securities Exchange Commission and NASDAQ. Executive officers, directors and greater than 10% stockholders are required by applicable regulations to furnish us with copies of all reports filed by such persons pursuant to the Exchange Act and the rules and regulations promulgated there under. Based on a review of our records and except as set forth below, we believe that all reports required by the Exchange Act were filed on a timely basis.
     During 2010, following the election of Mr. Leist as an officer of the Company, Mr. Leist inadvertently failed to timely file a Form 3. The required Form 3 report was subsequently filed.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Committee Report; Compensation Committee Interlocks and Insider Participation
     EOS does not have a compensation committee as all employees of EOS are employees of Aurora Bank and no compensation is paid by EOS to our officers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth, as of March 31, 2011, (i) the number and percentage of outstanding shares of each class of voting stock beneficially owned by each person known by EOS to be the beneficial owner of more than 5% of such shares; and (ii) the number and percentage of outstanding equity securities of EOS beneficially owned by (a) each of our directors; (b) each of our executive officers; and (c) all of our executive officers and directors as a group. The persons or entities named in the table have sole voting and sole investment power with respect to each of the shares beneficially owned by such person or entity. The calculations were based on a total of 100 shares of common stock, 937 shares of Series B preferred stock and 1,500,000 shares of Series D preferred stock outstanding as of such date.

Percentage of
Name and Address of Beneficial Owner(1)	Amount of Shares (Class)	Outstanding Shares
Aurora Bank (4)	100 shares of common stock	100.0%
	900 shares of Series B preferred stock	96.1%
Thomas O’Sullivan (2)(3)	—	*
Robert J. Leist, Jr. (2)	—	*
Michael Milversted (3)	—	*
William Wesp (3)	—	*
Lana Franks (3)	—	*
Eric Graham (3)	—	*
All executive officers and directors as a Group (6 persons)	—	*

*	Less than 1%.

(1)	The address of each beneficial owner is c/o EOS Preferred Corporation, 1271 Avenue of the Americas, 46th Floor, New York, NY 10020.

(2)	Executive officer of EOS.

(3)	Director of EOS.

(4)	The address of Aurora Bank is 1271 Avenue of the Americas, 46th Floor, New York, NY 10020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
     Because of the nature of EOS’ relationship with Aurora Bank and its affiliates, we engage, and will continue to engage, in transactions with related parties. It is our policy that the terms of any financial dealings with Aurora Bank and its affiliates will be consistent with those available from unaffiliated third parties in the mortgage lending industry. In addition, we maintain both an Audit Committee and a Nominating and Corporate Governance Committee of our Board of Directors, each of which is comprised solely of independent directors who satisfy the standards for independence promulgated by NASDAQ. We and the Board of Directors have determined that Messrs. Milversted, Graham and Wesp satisfy the standards for independence promulgated by NASDAQ and the standards for independence contained in our charter. Among other functions, the Audit Committee (or the Board of Directors as a whole) will review transactions between EOS and Aurora Bank and its affiliates.
Servicing Agreement
     Our loan portfolio is serviced by Aurora Bank pursuant to the terms of the MSA. The amended MSA changed the fees paid by EOS to reflect the fees payable to each sub-servicer. Through December 31, 2009, Aurora Bank in its role as servicer under the terms of the MSA received an annual servicing fee equal to 0.20%, payable monthly, on the gross average unpaid principal balances of loans serviced for the immediately preceding month.
     The MSA requires Aurora Bank to service the loan portfolio in a manner substantially the same as for similar work performed by Aurora Bank for transactions on its own behalf. Aurora Bank collects and remits principal and interest payments on at least a monthly basis, maintains perfected collateral positions, submits and pursues insurance claims, and initiates and supervises foreclosure proceedings on the loan portfolio it services. Aurora Bank also provides accounting and reporting services required by us for such loans. We may also direct Aurora Bank to dispose of any loans placed on non-accrual status, or are modified due to financial deterioration of the borrower. Aurora Bank may facilitate loan modifications and short sales where circumstances are so warranted. Aurora Bank may institute foreclosure proceedings and foreclose, manage, and protect the mortgaged premises, including exercising any power of sale contained in any mortgage or deed of trust, obtaining a deed-in-lieu-of-foreclosure, or otherwise acquiring title to a mortgaged property underlying a mortgage loan by operation of law or otherwise in accordance with the terms of the MSA.
     The amended MSA may be terminated at any time by written agreement between the parties or at any time by either party upon 30 days’ prior written notice to the other party and appointment of a successor servicer. The amended MSA will automatically terminate if EOS ceases to be an affiliate of Aurora Bank.
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
Advisory Agreement
     Under the AA Aurora Bank administers our day-to-day operations. The amended AA changes the fees paid by EOS. Through December 31, 2009, Aurora Bank was paid an annual advisory fee equal to 0.05%, payable monthly, of the gross average unpaid principal balances of our loans for the immediately preceding month, plus reimbursement for certain expenses incurred by Aurora Bank as advisor. During 2010, the amended agreement, among other things, changed the management fee to $25,000 per month. As advisor, Aurora Bank is responsible for:
•	monitoring the credit quality of our loan portfolio;

•	advising us with respect to the acquisition, management, financing, and disposition of loans and other assets; and

•	maintaining our corporate and shareholder records.

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
     The AA had a term of one year, and currently is renewed annually for an additional one-year period unless EOS delivers notice of nonrenewal to Aurora Bank. We may terminate the AA at any time upon ninety days’ prior notice. As long as any Series D preferred stock remains outstanding, any decision by us either not to renew the AA or to terminate the AA must be approved by a majority of its Board of Directors, as well as by a majority of our independent directors. Other than the servicing fee and the advisory fee, Aurora Bank is not entitled to a fee for providing advisory and management services to EOS.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Audit Fees. During 2010, The Audit Committee of EOS approved changing the provider of our independent accounting services to Grant Thornton from Ernst & Young. During 2010, we paid fees to Grant Thornton of $37,000 for its professional services rendered for the audit of our financial statements for the year ended December 31, 2010 and the reviews of our financial statements included in our quarterly reports on Form 10-Q for the quarter ended September 30, 2010.
     We paid fees to Ernst & Young of $50,000 for its professional services rendered for the reviews of our financial statements included in our quarterly reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010. We also incurred fees from Ernst & Young of $123,000 for its professional services rendered for the audit of our financial statements for the year ended December 31, 2009 and the review of our financial statements included in our quarterly reports on Form 10-Q during that year.
     Audit-Related Fees. There were no fees billed to EOS by either Grant Thornton or Ernst & Young for assurance and related services that are reasonably related to the performance of the audits and reviews of our financial statements that are not already reported in the paragraph immediately above for the years 2010 and 2009 respectively.
     Tax Fees. There were no fees billed to EOS by either Grant Thornton or Ernst & Young for tax compliance, tax advice, tax planning services or other services for 2010 or 2009.
     All Other Fees. There were no fees billed to EOS by either Grant Thornton or Ernst & Young for products and services other than as set forth above for the years 2010 and 2009.
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

(b) Exhibits:

Exhibit No.	Description
3.1	Restated Articles of Organization of the Company, effective February 15, 2007, incorporated by reference from the Company’s Current Report on Form 8-K dated February 15, 2007.

3.2	Amended and Restated By-laws of the Company, incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10.1	Master Mortgage Loan Purchase Agreement between the Company and Capital Crossing Bank, incorporated by reference from the Company’s registration statement on Form S-11 (No. 333-66677), filed November 3, 1998, as amended (the “1998 Form S-11”).

10.2	Master Service Agreement between the Company and Capital Crossing Bank, incorporated by reference from the 1998 Form S-11.

10.3	Advisory Agreement between the Company and Capital Crossing Bank, incorporated by reference from the 1998 Form S-11.

10.4	Form of Letter Agreement between the Company and Capital Crossing Bank regarding issuance of certain securities, incorporated by reference from the 1998 Form S-11.

10.5	Asset Exchange Agreement between the Company and Lehman Bank, dated February 5, 2009, incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.6	Termination to the Asset Exchange Agreement entered into on February 5, 2009, between the Company and Aurora Bank FSB, dated July 20, 2009, incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

10.7	Asset Exchange Agreement between the Company and Aurora Bank FSB, dated November 18, 2009, incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

10.8	Amended and Restated Master Service Agreement between the Company and Aurora Bank FSB, dated March 29, 2010, incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

10.9	Amended and Restated Advisory Agreement between the Company and Aurora Bank FSB, dated March 29, 2010, incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

+12.1	Computation of Earnings to Combined Fixed Charges and Preferred Stock Dividends

14.1	Code of Ethics, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.

+23.1	Consent of Independent Registered Public Accounting Firm

+31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the President

+31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the Chief Financial Officer.

+32	Certification pursuant to 18 U.S.C. Section 1350 of the President and Chief Financial Officer.

+	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EOS Preferred Corporation
By:	/s/ Thomas O’Sullivan
Thomas O’Sullivan
President (Principal Executive Officer)

Date: March 31, 2011
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas O’Sullivan Thomas O’Sullivan	President, Director	March 31, 2011

/s/ Robert J. Leist, Jr. Robert J. Leist, Jr.	Chief Financial Officer	March 31, 2011

/s/ William Wesp William Wesp	Director	March 31, 2011

/s/ Michael Milversted Michael Milversted	Director	March 31, 2011

/s/ Lana Franks Lana Franks	Director	March 31, 2011

/s/ Eric Graham Eric Graham	Director	March 31, 2011

EXHIBIT INDEX

Exhibit	Name

12.1	Computation of Earnings to Combined Fixed Charges and Preferred Stock Dividends

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the President

31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the Chief Financial Officer

32	Certification pursuant to 18 U.S.C. Section 1350 of the President and Chief Financial Officer