Form 10-Q
period 2011-03-31
EOS Preferred Corp
filed 2011-05-13
CIK 1072806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock was 100 shares, $.01 par value per share, as of May 12, 2011. No common stock was held by non-affiliates of the issuer.

EOS Preferred Corporation

PART I
Item 1. Condensed Financial Statements
EOS Preferred Corporation
Balance Sheets
(Unaudited)

	March 31,	December 31,
	2011	2010
	(In Thousands)
ASSETS

Cash account with parent	$—	$184
Interest-bearing deposits with parent	64,232	62,385

Total cash and cash equivalents	64,232	62,569

Loans at fair value	15,573	16,505
Loans at lower of accreted cost or market value	7,203	7,935

Loans	22,776	24,440

Accrued interest receivable	203	213

Total assets	$87,211	$87,222

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses and other liabilities	$151	$957
Accounts payable to parent	333	989

Total liabilities	484	1,946

Stockholders’ equity:
Preferred stock, Series B, 8% cumulative, non-convertible; $.01 par value; $1,000 liquidation value per share plus accrued dividends; 1,000 shares authorized, 937 shares issued and outstanding	—	—
Preferred stock, Series D, 8.50% non-cumulative, exchangeable; $.01 par value; $25 liquidation value per share; 1,725,000 shares authorized, 1,500,000 shares issued and outstanding	15	15
Common stock, $.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	95,320	95,320
Accumulated deficit	(8,608)	(10,059)

Total stockholders’ equity	86,727	85,276

Total liabilities and stockholders’ equity	$87,211	$87,222

See accompanying notes to condensed financial statements.

EOS Preferred Corporation
Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(In Thousands)
Interest income:
Interest and fees on loans	$362	$637
Interest on interest-bearing deposits	46	39

Total interest income	408	676
Realized and unrealized gains on loans	1,311	1,764

Revenue	1,719	2,440

Operating expenses:
Loan servicing and advisory services	109	132
Other general and administrative	159	142

Total operating expenses	268	274

Net income	1,451	2,166

Preferred stock dividends declared	—	—

Net income available to common stockholder	$1,451	$2,166

See accompanying notes to condensed financial statements.

EOS Preferred Corporation
Statements of Changes in Stockholders’ Equity
(Unaudited)

	Three Months ended March 31, 2011
								Retained
	Preferred Stock		Preferred Stock				Additional	Earnings /	Total
	Series B		Series D		Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
					(In Thousands)
Balance at December 31, 2010	1	$—	1,500	$15	—	$—	$95,320	$(10,059)	$85,276
Net income	—	—	—	—	—	—	—	1,451	1,451
Cumulative dividends declared on preferred stock, Series B	—	—	—	—	—	—	—	—	—
Dividends declared on preferred stock, Series D	—	—	—	—	—	—	—	—	—

Balance at March 31, 2011	1	$—	1,500	$15	—	$—	$95,320	$(8,608)	$86,727

	Three Months ended March 31, 2010
								Retained
	Preferred Stock		Preferred Stock				Additional	Earnings /	Total
	Series B		Series D		Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit)	Amount	Capital	Deficit)	Equity
					(In Thousands)
Balance at December 31, 2009	1	$—	1,500	$15	—	$—	$95,320	$(13,640)	$81,695
Net income	—	—	—	—	—	—	—	2,166	2,166
Cumulative dividends declared on preferred stock, Series B	—	—	—	—	—	—	—	—	—
Dividends declared on preferred stock, Series D	—	—	—	—	—	—	—	—	—

Balance at March 31, 2010	1	$—	1,500	$15	—	$—	$95,320	$(11,474)	$83,861

See accompanying notes to condensed financial statements.

EOS Preferred Corporation
Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(In Thousands)
Cash flows from operating activities:
Net income	$1,451	$2,166
Adjustments to reconcile net income to net cash provided by operating activities:
Realized and unrealized gains on loans	(1,311)	(1,764)
Decrease (increase) in accrued interest and other receivables	10	(1,636)
Increase (decrease) in accrued expenses and other liabilities and accounts payable to parent	238	(111)
Loan repayments for loans at fair value	1,968	3,047

Net cash provided by operating activities	2,356	1,702

Cash flows from investing activities:
Loan repayments from loans at lower of accreted cost or market value	1,007	379

Cash provided by investing activities	1,007	379

Cash flows from financing activities:
Payment of common stock dividends (declared on December 31, 2010)	(884)	—
Payment of preferred stock dividends (declared on December 31, 2010)	(816)	—

Cash used in financing activities	(1,700)	—

Net change in cash and cash equivalents	1,663	2,081
Cash and cash equivalents at beginning of period	62,569	51,823

Cash and cash equivalents at end of period	$64,232	$53,904

See accompanying notes to condensed financial statements.

EOS Preferred Corporation
Notes to Condensed Financial Statements
Three Months Ended March 31, 2011 and 2010
NOTE 1. ORGANIZATION
     EOS Preferred Corporation (referred to hereafter as “the Company”, “EOS”, “we”, “us” or “our”) is a Massachusetts corporation organized on March 20, 1998, to acquire and hold mortgage assets. Our principal business objective is to hold mortgage assets that will generate net income for distribution to stockholders. Aurora Bank, FSB (“Aurora Bank”), a wholly-owned subsidiary of Lehman Brothers Bancorp (“LB Bancorp”) and an indirect wholly-owned subsidiary of Lehman Brothers Holdings Inc. (“LBHI”), owns all of our common stock. Prior to the merger with Aurora Bank (discussed below), we were a subsidiary of Capital Crossing Bank (“Capital Crossing”), a federally insured Massachusetts trust company, our corporate name was Capital Crossing Preferred Corporation, and Capital Crossing owned all of our common stock. Effective June 21, 2010, we changed our corporate name to EOS Preferred Corporation.
     We operate in a manner intended to allow us to be taxed as a real estate investment trust, or a “REIT,” under the Internal Revenue Code of 1986, as amended (the “IRC”). As a REIT, EOS will not be required to pay federal or state income tax if we distribute our earnings to our shareholders and continue to meet a number of other requirements.
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
     The Series B preferred stock and Series D preferred stock remain outstanding and remain subject to their existing terms and conditions, including the call feature with respect to the Series D preferred stock. The OTS may direct in writing the automatic exchange of the Series D preferred stock for preferred shares of Aurora Bank at a ratio of one Series D preferred share for one hundredth of one preferred share of Aurora Bank if Aurora Bank becomes undercapitalized under prompt corrective action regulations, if Aurora Bank is placed into reorganization, conservatorship or receivership, or if the OTS, in its sole discretion, anticipates Aurora Bank will become undercapitalized in the near term (“Exchange Event”).
Business
     Our principal business objective is to hold mortgage assets that will generate net income for distribution to stockholders. We hold loans in various cities in the United States with 39.9% of the carrying value of our mortgage loans secured by properties located in California. All of the mortgage assets in our loan portfolio at March 31, 2011 were acquired from Capital Crossing Bank or Aurora Bank and it is anticipated that substantially all additional mortgage assets, if any are acquired in the future, will be acquired from Aurora Bank. Aurora Bank administers our day-to-day activities in its roles as servicer under the Master Service Agreement (“MSA”) entered into between Aurora Bank and EOS and as advisor under the Advisory Agreement (“AA”) entered into between Aurora Bank and EOS.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
     These condensed financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. It is the opinion of management that these condensed financial statements reflect all adjustments that are normal and recurring and that are necessary for a fair presentation of the results for the interim periods presented. These condensed financial statements included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K as of, and for the year ended December 31, 2010. Interim results are not necessarily indicative of results to be expected for the entire year.
Use of estimates
     In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the fair value of loans. For a more detailed discussion of the basis for the estimates of the fair value of our loan portfolio, please see Note 5 below.
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
Loans
     On February 5, 2009, EOS and Aurora Bank entered into an Asset Exchange Agreement (the “February Asset Exchange”) pursuant to which we agreed to transfer the entire loan portfolio secured primarily by commercial real estate and multi-family residential real estate to Aurora Bank in exchange for loans secured primarily by residential real estate. As a result, during the first quarter of 2009 we reclassified all of our loan assets as held for sale, recorded a fair value adjustment, and reported these loans at the lower of their accreted cost or market value. The February Asset Exchange was terminated prior to its consummation.
     Effective November 1, 2009, EOS and Aurora Bank entered into and consummated an Asset Exchange Agreement (the “November Asset Exchange”) pursuant to which we agreed to an exchange of loans with Aurora Bank. We continue to report the portion of the loan assets that were retained after the November Asset Exchange at the lower of their accreted cost or market value. For these retained loans, the carrying value of the loans will be recognized only up to the cost on the date they were classified as held for sale. We have elected the fair value option for the loans that were received from the November Asset Exchange as we believe it provides the best measurement of asset value for each reporting date. For these acquired loans, the carrying value of the loans will be equivalent to fair value which may reflect an unrealized gain or loss relative to the cost of the loans.
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

Revenue Recognition
     We recognize interest income on loans as revenue as it is earned. This revenue is included in Interest and fees on loans on the Statements of Operations. Any discount relating to the purchase of the loans by us is recognized when the related loan is paid in full or sold.
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
     As of March 31, 2011, management evaluated the quantitative and qualitative requirements for REIT status and believes that we qualify as a REIT for federal and state income tax purposes. Accordingly, we have not recorded any uncertain tax positions. As of March 31, 2011, we do not have any unrecognized tax positions. We do not anticipate any material changes in the existing unrecognized benefits during the next 12 months. We are subject to examination by the respective taxing authorities for the tax years 2007 to 2010. Our policy is to include interest and penalties related to income taxes in Other general and administrative expense if applicable and there was no expense for 2011 or 2010.
Significant Concentration of Credit Risk
     We had cash and cash equivalents of $64.2 million as of March 31, 2011. These funds were held in an interest bearing account with Aurora Bank. FDIC coverage on these accounts as of March 31, 2011 was limited to $250,000. Cash in excess of FDIC coverage limitations is subject to credit risk.
     Concentration of credit risk generally arises with respect to our loan portfolio when a number of borrowers engage in similar business activities, or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of our performance to both positive and negative developments affecting a particular industry or geographic region. Our balance sheet exposure to geographic concentrations directly affects the credit risk of the loans within our loan portfolio.
     At March 31, 2011, 39.9% of our net real estate loan portfolio consisted of loans collateralized by properties located in California. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political or business developments or natural hazards in California that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages. The housing and real estate sectors in California have been particularly impacted by the recession with higher overall foreclosure rates than the national average. If California experiences further adverse economic, political or business conditions, or natural hazards, we will likely experience higher rates of loss and delinquency on our mortgage loans than if our loans were more geographically diverse.
Subsequent Events
     On May 9, 2011, Thomas O’Sullivan submitted his resignation as a management director, effective May 15, 2011. Mr. O’Sullivan also submitted a resignation as President effective May 15, 2011. Mr. O’Sullivan will remain a senior officer of Aurora Bank FSB. In connection with the resignation of Mr. O’Sullivan, on May 9, 2011, our Board elected Brian Kuelbs as a management director, effective May 15, 2011. Mr. Kuelbs was also appointed as President effective May 15, 2011. Mr. Kuelbs has significant financial services industry experience, and was recently appointed Chief Financial Officer of Aurora Bank FSB, our parent company.
     On May 9, 2011, our Board elected Nancy Kuenster as a director, effective May 15, 2011. The Board determined that Ms. Kuenstner qualifies as an “independent” director under the applicable rules of The Nasdaq Stock Market, Inc. Ms. Kuenstner has significant financial services industry experience, including REITs. In connection with the appointment of Ms. Kuenstner to the Board effective May 15, 2011, Lana Harber submitted her resignation as director, effective May 15, 2011.
Recent Accounting Pronouncements
     In July 2010, the FASB issued a standards update requiring additional disclosures about the allowance for credit losses and the credit quality of the loan portfolio. The additional disclosures include a roll-forward of the allowance for credit losses on a disaggregated basis and more information, by type of receivable, on credit quality indicators including aging and troubled debt restructurings as well as significant purchases and sales. This update to the standards was effective for our fiscal year ending December 31, 2010 and interim reports thereafter. As our loan portfolio is either recorded at fair value or the lower of accreted cost or market value, we do not utilize an allowance for credit losses and this new guidance had no impact on our results of operations or financial position.
     In January 2011, the FASB issued a temporary deferral of the effective date of disclosures about troubled debt restructurings. This delays the effective date until our interim period ending June 30, 2011. As our loan portfolio is either recorded at fair value or the lower of accreted cost or market value, this new guidance will have no impact on our results of operations or financial position.

NOTE 3. BANKRUPTCY OF LBHI AND REGULATORY ACTIONS INVOLVING AURORA BANK
Bankruptcy of Lehman Brothers Holding Inc.
     On September 15, 2008, LBHI, the indirect parent company of Aurora Bank, filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy filing has led to increased regulatory constraints being placed on Aurora Bank by its bank regulatory authorities, primarily the OTS. These constraints apply to Aurora Bank’s subsidiaries, including EOS.
     Pursuant to a Settlement Agreement (“Settlement Agreement”) approved by the bankruptcy court and executed on November 30, 2010 (“Execution Date”), Aurora Bank, LBHI, LB Bancorp, and the OTS entered into a Capital Maintenance Agreement (“CMA”) in which, among other things, LBHI agreed that it will seek to sell Aurora Bank within eighteen (18) months from the Execution Date. If after a period of fifteen (15) months following the Execution Date, the OTS concludes a sale of Aurora Bank will not be consummated by the end of the eighteen (18) month period, Aurora Bank will prepare and submit to the OTS a plan for dissolution. The bankruptcy court will have the final review and approval of any proposed agreement for the sale of Aurora Bank.
     There can be no assurance that the sale of Aurora Bank will be consummated within the defined time frame. There can be no assurance that a potential buyer of Aurora Bank will come forward and tender an offer acceptable to the bankruptcy court, that the bankruptcy court will approve such offer, or that a potential buyer will meet all other conditions necessary to consummate the purchase.
     Further, there is uncertainty with regards to any and all aspects of a potential sale. The business strategies of the new owner may not include continued operation of EOS or other business lines of Aurora Bank.
     Both the bankruptcy filing of LBHI and the increased regulatory constraints placed on Aurora Bank have negatively impacted the ability of EOS to conduct business according to our business objectives. Following the execution of the Settlement Agreement, the OTS modified, but did not remove all of the regulatory constraints on Aurora Bank.
Regulatory Actions Involving Aurora Bank
     On January 26, 2009, the OTS entered a cease and desist order against Aurora Bank (the “Original Order”). The Original Order required Aurora Bank to ensure that each of its subsidiaries, including EOS, was in compliance with the Original Order, including the operating restrictions contained therein. In addition, on February 4, 2009, the OTS issued a prompt corrective action directive to Aurora Bank (the “PCA”). The PCA required Aurora Bank to, among other things; raise its capital ratios such that it would be deemed to be “adequately capitalized” and placed additional constraints on Aurora Bank and its subsidiaries, including EOS.
     Following execution of the Settlement Agreement, on November 30, 2010, Aurora Bank entered into a Stipulation and Consent to Issuance of Amended Order to Cease and Desist with the OTS whereby Aurora Bank consented to the issuance of an Amended Order to Cease and Desist (the “Amended Order”) issued by the OTS, which amended the Original Order (together the Original Order and the Amended Order are the “Order”). The Amended Order amended certain requirements for Aurora Bank contained in the Original Order. The provisions in the Original Order that require Aurora Bank to ensure that each of its subsidiaries, including EOS, comply with the Original Order were not amended. These operating restrictions, among other things, restrict transactions with affiliates, capital distributions to shareholders (including redemptions), contracts outside the ordinary course of business, and changes in senior executive officers, board members or their employment arrangements without prior written notice to the OTS.
     Under the Order, EOS must continue to seek and receive approval or non-objection from the OTS for the declaration and payment of dividends to our preferred and common shareholders. There is no assurance that the OTS will approve any future request for the declaration or payment of dividends. As an operating subsidiary of Aurora Bank, EOS remains subject to all of the terms and conditions of the Order which apply to such operating subsidiaries. The Order was still effective as of the date of issuance of this interim report.
     On November 30, 2010, and effective on the same date, the OTS issued an order terminating the PCA.
     More detailed information can be found in the Original Order, the Amended Order, the PCA, and the termination of the PCA themselves, copies of which are available on the OTS’ website (www.ots.treas.gov).
     Under the CMA, LBHI agreed for the duration of LBHI’s ownership of Aurora Bank to maintain Aurora Bank’s tier 1 and risk based capital ratios at levels greater than the thresholds required to achieve the “well-capitalized” designation under OTS regulations.

     As of March 31, 2011, as set forth in a public filing with the OTS, Aurora Bank’s capital ratios were above the thresholds required under the CMA.
Dividend Payments
     On June 26, 2009, the OTS notified Aurora Bank that, as a result of the Order and the PCA, the approval or non-objection of the OTS would be required prior to declaration and payment of dividends by EOS. The OTS required Aurora Bank to submit a formal request for non-objection determination to permit the payment of dividends by EOS. As a result of the notice from the OTS, our Board of Directors (the “Board of Directors”) did not declare or pay the Series B and Series D preferred stock dividends that would have been payable for the second, third, and fourth quarter of 2009 and the first and second quarters of 2010. The Board of Directors also did not declare or pay dividends on the common stock that would have been payable for 2009.
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
     An additional formal request to declare dividends was submitted to the OTS and on December 30, 2010, the OTS provided a non-objection determination for the declaration of dividends in an amount sufficient to maintain qualification as a REIT and avoid excise tax for the 2010 tax year. The Board of Directors of EOS declared such dividends on December 31, 2010, for the quarter ended December 31, 2010, consistent with the OTS non-objection determination. The dividends were payable to shareholders of record as of December 31, 2010 and include dividends on the Series B preferred stock of $20.00 per share, non-cumulative dividends on the Series D preferred stock of $0.53125 per share and dividends on our common stock in the amount of $884,000. The dividends declared on December 31, 2010 were paid in 2011.
     During the three months ended March 31, 2011, we submitted a formal request to the OTS to declare dividends that would have been payable for the first quarter of 2011. The OTS has not made a ruling on our request as of the date of issuance of this report. The request is for dividends of $20.00 per share on the Series B preferred stock and for $0.53125 per share on the Series D preferred stock for a total of $19,000 in dividends for Series B preferred stockholders and $797,000 in dividends for Series D preferred stockholders. As a result, dividends were not declared for the first quarter of 2011 and therefore, at March 31, 2011 there were dividends in arrears of $19,000 related to our Series B preferred stock. Dividends on the Series D preferred stock are non-cumulative and as such, there were no dividends in arrears.
     There can be no assurance that such approval will be received from the OTS or when or if such OTS approval requirement will be removed. Failure to permit the distribution of sufficient dividends will cause EOS to fail to qualify as a REIT. If EOS no longer qualifies as a REIT, we will be subject to federal and state income taxes in the tax year when loss of REIT status occurs and in years thereafter. Furthermore, even if approval is received from the OTS, any future dividends on the preferred stock will be payable only when, as and if declared by the Board of Directors. Aurora Bank and EOS will continue to work with the OTS regarding the resumption of normal payment of dividends.
     On July 21, 2011, the OTS will be dissolved in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act. The primary regulator of Aurora Bank after July 21, 2011 will be the Office of the Comptroller of the Currency (“OCC”). Should no determination on the request to declare dividends be made by the OTS as of July 21, 2011, such determination will be vested in the OCC. Likewise, any further requests for the declaration of dividends following July 21, 2011 must be submitted to the OCC. There is no assurance that the OCC will approve any request to declare dividends.
     Failure to permit the distribution of sufficient dividends will cause EOS to fail to qualify as a REIT. If EOS no longer qualifies as a REIT, we will be subject to federal and state income taxes in the tax year when loss of REIT status occurs and in years thereafter. Furthermore, even if approval is received, any future dividends on the preferred stock will be payable only when, as and if declared by the Board of Directors. Aurora Bank and EOS will continue to work with the OTS until its dissolution and the OCC following July 21, 2011 regarding the resumption of normal payment of dividends.

NOTE 4. LOANS
     We use the term “carrying value” to reflect loans valued at the lower of their accreted cost or market value, or at their fair value, as applicable to the individual loans’ valuation method as selected by us in accordance with accounting standards.
     A summary of the carrying value and unpaid principal balance (“UPB”) of loans by valuation method and in total is as follows:

	March 31, 2011		December 31, 2010
		Unpaid Principal		Unpaid Principal
	Carrying Value	Balance	Carrying Value	Balance
		(In Thousands)
Total mortgage loans:
Commercial real estate at lower of accreted cost or market value (1)	$6,174	$8,530	$6,866	$9,504
Multi-family residential at lower of accreted cost or market value (1)	827	1,006	850	1,034
One-to-four family residential at lower of accreted cost or market value (1)	202	248	219	272

Total loans at lower of accreted cost or market value	7,203	9,784	7,935	10,810

One-to-four family residential at fair value	15,573	20,082	16,505	22,048

Total	22,776	29,866	24,440	32,858

(1)	Though the table compares the carrying value of these loans against UPB, these loans are carried at the lower of accreted cost or market value and the carrying value cannot exceed the cost of these loans which for all loans is less than UPB.
     A summary of the loans on non-accrual status is as follows:

	March 31, 2011		December 31, 2010
		Unpaid Principal		Unpaid Principal
	Carrying Value	Balance	Carrying Value	Balance
		(In Thousands)
Mortgage loans on non-accrual status:
Commercial real estate	$597	$666	$692	$802
Multi-family residential	—	—	—	—
One-to-four family residential	218	337	224	337

Total loans on non-accrual status	$815	$1,003	$916	$1,139

	Three Months Ended March 31,
	2011	2010
	(In Thousands)
Average carrying value of non-accrual loans	$865	$448
     There were seven loans representing seven borrowers in non-accrual status and eight loans representing eight borrowers in non-accrual status, as of March 31, 2011 and December 31, 2010, respectively.

NOTE 5. FAIR VALUE MEASUREMENTS
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
     Effective November 1, 2009, EOS and Aurora Bank entered into and consummated the November Asset Exchange pursuant to which we agreed to an exchange of loans with Aurora Bank, though with a lesser quantity of loans than the February Asset Exchange. As of March 31, 2011, we continue to report the portion of the loan assets that were retained after the November Asset Exchange at the lower of their accreted cost or market value and these loans are reflected in Loans at lower of accreted cost or market value on the Balance Sheet. For these retained loans, the carrying value of the loans will be recognized only up to the cost on the date they were classified as held for sale. We have elected the fair value option for the loans that were received from the November Asset Exchange and these loans are reflected in Loans at fair value on the Balance Sheet. For these acquired loans, the carrying value of the loans will be equivalent to fair value which may reflect an unrealized gain or loss relative to the cost of the loans. Such recognition is included in the determination of net income in the period in which the change occurred.
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
     At March 31, 2011 and December 31, 2010, the fair value of our loan portfolio was estimated based upon various cash flow models to price the portfolio. These models consider significant inputs such as loan type, loan age, loan to value ratio, payment history, and property location, as well as significant assumptions such as estimated rates of loan delinquency, potential recovery, discount rate, and the impact of interest rate reset. Recent trade quotes or prices are identified in estimating the amount at which a third party might purchase the loans and their yield requirements. Management also considers market information and quotes received from third parties, when available. The valuation of the loan portfolio involves management’s use of estimates and judgment, the degree of which is dependent on the terms of the loans and the availability of market prices and inputs.
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
     The categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. In the fair value determination of our loans at March 31, 2011 and 2010, all of our loans were categorized as Level 3.

     The table presented below summarizes the change in balance sheet carrying value associated with Level 3 loans during the three months ended March 31, 2011 and 2010.

	Balance		Net		Balance
	December 31,		Transfers		March 31,
	2010	Payments	In / Out(1)	Net Gains(2)	2011
	(In Thousands)
Loans:
Commercial real estate	$6,866	$(954)	$—	$262	$6,174
Multi-family residential	850	(28)	—	5	827
One-to-four family residential	16,724	(1,993)	—	1,044	15,775

Total	$24,440	$(2,975)	$—	$1,311	$22,776

	Balance		Net		Balance
	December 31,		Transfers		March 31,
	2009	Payments	In / Out(1)	Net Gains(2)	2010
	(In Thousands)
Loans:
Commercial real estate	$6,380	$(349)	$—	$885	$6,916
Multi-family residential	693	(19)	—	69	743
One-to-four family residential	22,750	(3,058)	—	810	20,502

Total	$29,823	$(3,426)	$—	$1,764	$28,161

(1)	Transfers are recognized on the actual date of the event or change in circumstances that caused the transfer.

(2)	Net Gains are included in Realized and unrealized gains on loans on the Statements of Operations. The current period gains and losses from changes in values of Level 3 loans represent gains/losses on loans and reflect changes in values of those loans only for the period(s) in which the loans were classified as Level 3.
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
The estimated fair values, and related carrying value, of our financial instruments are as follows:

	March 31, 2011		December 31, 2010
		Fair		Fair
	Carrying Value	Value	Carrying Value	Value
	(In Thousands)
Cash and cash equivalents	$64,232	$64,232	$62,569	$62,569
Loans	22,776	22,776	24,440	24,440
Accrued interest receivable	203	203	213	213

NOTE 6. RELATED PARTY TRANSACTIONS
     Aurora Bank administers our day-to-day activities in its roles as servicer under the MSA and as advisor under the AA. Both the MSA and the AA were amended on March 29, 2010 with retroactive effect as of January 1, 2010.
     The amendment to the MSA changed the fees paid by EOS to reflect the fees payable to each sub-servicer. The amendment of the AA changed the management fee to $25,000 per month. Servicing and advisory fees for the quarters ended March 31, 2011 and 2010 totaled $109,000 and $132,000, respectively, and were recorded in Loan servicing and advisory services on the Statements of Operations and within Accounts payable to parent on the Balance Sheets. Also included within the balances of Accounts payable to parent of $333,000 and $87,000, as of March 31, 2011 and December 31, 2010, respectively, are payables to Aurora Bank and subsidiaries as they process payments to third parties for us. Dividends payable to parent as of March 31, 2011 and December 31, 2010 were $0 and $902,000, respectively, and were recorded in Accounts payable to parent on the Balance Sheets.
     All of the mortgage assets in our loan portfolio as of March 31, 2011 were purchased from Capital Crossing or Aurora Bank. No loans were purchased or contributed from Aurora Bank in 2011 or 2010.
     Our cash and cash equivalents balances of $64.2 million and $62.6 million at March 31, 2011 and December 31, 2010, respectively, consist entirely of deposits with Aurora Bank.
     The following table summarizes capital transactions between us and Aurora Bank, our sole common shareholder and parent:

	Three Months Ended March 31,
	2011	2010
	(Dollars In Thousands)
Common stock dividends paid to parent	$884	$—
Series B preferred stock dividends paid to parent	18	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This report for EOS Preferred Corporation (hereafter referred to as “EOS”, “the Company”, “we”, “us”, or “our”) contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could” are intended to identify such forward-looking statements. These statements are not historical facts, but instead represent our current expectations, plans or forecasts of our future results, growth opportunities, business outlook, loan growth, credit losses, liquidity position and other similar matters, including, but not limited to, the requirement that Aurora Bank FSB (“Aurora Bank”) be sold or dissolved through the asset purchase of its assets by its parent within defined time frames; the ability to pay dividends with respect to the Series B and Series D preferred stock; future bank regulatory actions that may impact us; and the effect of the bankruptcy of Lehman Brothers Holdings Inc. (“LBHI”; LBHI with its subsidiaries, “Lehman Brothers”) on us. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond our control. Actual outcomes and results may differ materially from those expressed in, or implied by, any forward-looking statement. You should not place undue reliance on any forward-looking statement and should consider all uncertainties and risks, including, among other things, the risks set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2010, as well as those discussed in any of our other subsequent Securities and Exchange Commission filings. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.
     Possible events or factors could cause results or performance to differ materially from what is expressed in our forward-looking statements. These possible events or factors include, but are not limited to, those risk factors discussed under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 or in Item 1A of this Quarterly Report on Form 10-Q, and the following: limitations by regulatory authorities on our ability to implement our business plan and restrictions on our ability to pay dividends; the requirement that Aurora Bank be sold or dissolved within defined time frames; negative economic conditions that adversely affect the general economy, housing prices, the job market, consumer confidence and spending habits which may affect, among other things, the credit quality of our loan portfolios (the degree of the impact of which is dependent upon the duration and severity of these conditions); the level and volatility of interest rates; changes in consumer, investor and counterparty confidence in, and the related impact on, financial markets and institutions; legislative and regulatory actions which may adversely affect our business and economic conditions as a whole; the impact of litigation and regulatory investigations; various monetary and fiscal policies and regulations; changes in accounting standards, rules and interpretations and the impact on our financial statements; and changes in the nature and quality of the types of loans held by us.
     The following discussion of our financial condition, results of operations, capital resources and liquidity should be read in conjunction with the condensed financial statements and related notes included elsewhere in this report and the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC.
Executive Level Overview
     EOS is a Massachusetts corporation organized on March 20, 1998, with the principal business objective to hold mortgage assets that will generate net income for distribution to stockholders. Aurora Bank, an indirect wholly-owned subsidiary of LBHI and a wholly-owned subsidiary of Lehman Brothers Bancorp (“LB Bancorp”), owns all of our common stock. Prior to the merger with Aurora Bank (discussed below), we were a subsidiary of Capital Crossing Bank (“Capital Crossing”), a federally insured Massachusetts trust company, our corporate name was Capital Crossing Preferred Corporation, and Capital Crossing owned all of our common stock. Effective June 21, 2010, we changed our corporate name to EOS Preferred Corporation. As of March 31, 2011, the Series B preferred stock and Series D preferred stock remain outstanding and remain subject to their existing terms and conditions, including the call feature with respect to the Series D preferred stock.
     All of the mortgage assets in our loan portfolio at March 31, 2011 were acquired from Capital Crossing or Aurora Bank and it is anticipated that substantially all additional mortgage assets, if any are acquired in the future, will be acquired from Aurora Bank. As of March 31, 2011, our loan portfolio had a carrying value of $22.8 million and an unpaid principal balance (“UPB”) of $29.9 million. There were no loans purchased or sold during the three months ended March 31, 2011.
     Residential loans constituted 69.3% of the total loans in our loan portfolio at March 31, 2011. Commercial mortgage and multi-family loans constituted the remaining 30.7%. Commercial mortgage loans are generally subject to greater risks than other types of loans. Our commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, tend to have shorter maturities than other mortgage loans and may not be fully amortizing. As of March 31, 2011, 96.4% of the carrying value of all loans was classified as performing.

     Properties underlying our current loans are concentrated primarily in California and comprised 39.9% of the total carrying value of the loan portfolio as of March 31, 2011. Beginning in 2007 and through the present time, the housing and real estate sectors in California were hit particularly hard by the recession with higher overall foreclosure rates than the national average. If California experiences continued or further adverse economic, political or business conditions, or natural hazards, we will likely experience higher rates of loss and delinquency on our mortgage loans than if our loans were more geographically diverse.
     Decisions regarding the utilization of our cash are based, in large part, on our future commitments to pay dividends. Future decisions regarding mortgage asset acquisitions and returns of capital will be based on the level of preferred stock dividends at that time and the required level of income necessary to generate adequate dividend coverage and other factors determined to be relevant at that time.
     Aurora Bank administers our day-to-day activities in its roles as servicer under the MSA and as advisor under the AA. Both the MSA and the AA were amended effective January 1, 2010.
     The amendment to the MSA changed the fees paid by EOS to reflect the fees payable to each sub-servicer. The amendment of the AA changed the management fee to $25,000 per month. Servicing and advisory fees for the quarters ended March 31, 2011 and 2010 totaled $109,000 and $132,000, respectively, and were recorded in Loan servicing and advisory services on the Statements of Operations and within Accounts payable to parent on the Balance Sheets. Also included within the balances of Accounts payable to parent of $333,000 and $87,000, as of March 31, 2011 and December 31, 2010, respectively, are payables to Aurora Bank and subsidiaries as they process payments to third parties for us. Dividends payable to parent as of March 31, 2011 and December 31, 2010 were $0 and $902,000, respectively, and were recorded in Accounts payable to parent on the Balance Sheets.
     Net income available to the common shareholder decreased $0.7 million to $1.5 million for the three months ended March 31, 2011, compared to a net income of $2.2 million for the same period in 2010. The decrease between the two quarterly periods in net income available to the common shareholder was primarily the result of the following:
•	A decrease in the realized and unrealized gains on loans of $0.5 million. In the first quarter of 2011 there were realized and unrealized gains on loans of $1.3 million as compared to realized and unrealized gains of $1.8 million in the first quarter of 2010.

•	A decrease in interest income of $268,000 resulting mainly from a decrease in average loan balance and a decrease in the yield of loans.
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
Bankruptcy of Lehman Brothers Holdings Inc.
     On September 15, 2008, LBHI, the indirect parent company of Aurora Bank, filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy filing led to increased regulatory constraints being placed on Aurora Bank by its bank regulatory authorities, primarily the Office of Thrift Supervision (“OTS”). These constraints apply to Aurora Bank’s subsidiaries, including EOS.
     Pursuant to a Settlement Agreement (“Settlement Agreement”) approved by the bankruptcy court and executed on November 30, 2010 (“Execution Date”), Aurora Bank, LBHI, LB Bancorp, and the OTS entered into a Capital Maintenance Agreement (“CMA”) in which, among other things, LBHI agreed that it will seek to sell Aurora Bank within eighteen (18) months from the Execution Date. If after a period of fifteen (15) months following the Execution Date, the OTS concludes a sale of Aurora Bank will not be consummated by the end of the eighteen (18) month period; Aurora Bank will prepare and submit to the OTS a plan for dissolution. The bankruptcy court will have the final review and approval of any proposed agreement for the sale of Aurora Bank.

     There can be no assurance that the sale of Aurora Bank will be consummated within the defined time frame. There can be no assurance that a potential buyer of Aurora Bank will come forward and tender an offer acceptable to the bankruptcy court, that the bankruptcy court will approve such offer, or that a potential buyer will meet all other conditions necessary to consummate the purchase.
     Further, there is uncertainty with regards to any and all aspects of a potential sale. The business strategies of the new owner may not include continued operation of EOS or other business lines of Aurora Bank.
     Both the bankruptcy filing of LBHI and the increased regulatory constraints placed on Aurora Bank have negatively impacted the ability of EOS to conduct business according to our business objectives. Following the execution of the Settlement Agreement, the OTS modified, but did not remove all of the regulatory constraints on Aurora Bank.
Regulatory Actions Involving Aurora Bank
     On January 26, 2009, the OTS entered a cease and desist order against Aurora Bank (the “Original Order”). The Original Order required Aurora Bank to ensure that each of its subsidiaries, including EOS, was in compliance with the Original Order, including the operating restrictions contained therein. In addition, on February 4, 2009, the OTS issued a prompt corrective action directive to Aurora Bank (the “PCA”). The PCA required Aurora Bank to, among other things; raise its capital ratios such that it would be deemed to be “adequately capitalized” and placed additional constraints on Aurora Bank and its subsidiaries, including EOS.
     Following execution of the Settlement Agreement, on November 30, 2010, Aurora Bank entered into a Stipulation and Consent to Issuance of Amended Order to Cease and Desist with the OTS whereby Aurora Bank consented to the issuance of an Amended Order to Cease and Desist (the “Amended Order”) issued by the OTS, which amended the Original Order (together the Original Order and the Amended Order are the “Order”). The Amended Order amended certain requirements for Aurora Bank contained in the Original Order. The provisions in the Original Order that require Aurora Bank to ensure that each of its subsidiaries, including EOS, comply with the Original Order were not amended. These operating restrictions, among other things, restrict transactions with affiliates, capital distributions to shareholders (including redemptions), contracts outside the ordinary course of business, and changes in senior executive officers, board members or their employment arrangements without prior written notice to the OTS.
     Under the Order, EOS must continue to seek and receive approval or non-objection from the OTS for the declaration and payment of dividends to our preferred and common shareholders. There is no assurance that the OTS will approve any future request for the declaration or payment of dividends. As an operating subsidiary of Aurora Bank, EOS remains subject to all of the terms and conditions of the Order which apply to such operating subsidiaries. The Order was still effective as of the date of issuance of this interim report.
     On November 30, 2010, and effective on the same date, the OTS issued an order terminating the PCA.
     More detailed information can be found in the Original Order, the Amended Order, the PCA, and the termination of the PCA themselves, copies of which are available on the OTS’ website (www.ots.treas.gov).
     Under the CMA, LBHI agreed for the duration of LBHI’s ownership of Aurora Bank to maintain Aurora Bank’s tier 1 and risk based capital ratios at levels greater than the thresholds required to achieve the “well-capitalized” designation under OTS regulations.
     As of March 31, 2011, as set forth in a public filing with the OTS, Aurora Bank’s capital ratios were above the thresholds required under the CMA.
Application of Critical Accounting Policies and Estimates
     Our discussion and analysis of financial condition and results of operations are based upon our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these condensed financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed financial statements and the reported amount of revenues and expenses in the reporting period. Our actual results may differ from these estimates. We describe those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date on the front cover of this report. We have provided a comprehensive summary of our significant accounting policies in Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. We have provided a summary of relevant recent accounting pronouncements in Note 2 of this interim report.

Results of Operations for the Three Months Ended March 31, 2011 and 2010
Interest income
     The yields on our interest-earning assets are summarized as follows:

	Three Months Ended March 31,
	2011			2010
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
	(In Thousands)			(In Thousands)
Loans, net (1)	$29,979	$362	4.82%	$43,256	$637	5.89%
Interest-bearing deposits	63,058	46	0.29	52,237	39	0.30

Total interest-earning assets	$93,037	$408	1.75%	$95,493	$676	2.83%

(1)	For purposes of providing a meaningful yield comparison, the foregoing table reflects the UPB for loans and not the fair value of the loan portfolio. Non-accrual loans are excluded from average balance calculations.
     The decline in interest income from the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was the combined result of the decrease in the average balance and yield on loans.
     The average balance of the loans for the three months ended March 31, 2011 totaled $30.0 million compared to $43.3 million for the corresponding period in 2010. This decrease is primarily attributable to loan payoffs. The yield on the loan portfolio decreased 1.1% in the three months ended March 31, 2011 compared to the corresponding period in 2010. For the three months ended March 31, 2011, interest and fee income recognized on loan payoffs decreased $100,000, or 83.3%, to $20,000 from $120,000 for the corresponding period in 2010. The level of interest and fee income recognized on loan payoffs varies for numerous reasons, as further discussed below. The yield from regularly scheduled interest and accretion income decreased to 4.56% for the three months ended March 31, 2011 from 4.78% for the same period in 2010 primarily due to decreases in market interest rates.
     For interest-bearing deposits, the increase in the average balance was mainly due to cash flows from loan repayments slightly offset by operating expenses and dividends. The rate earned on interest-bearing deposits has remained unchanged since its decrease in July 2009 from 1.75% to 0.30%.
     When a loan is paid off, the excess of any cash received over the carrying value is considered in the assessment of the gain or loss on loans. The following table sets forth, for the periods indicated, the components of interest and fees on loans. There can be no assurance regarding future interest income, including the yields and related level of such income, or the relative portion attributable to loan payoffs as compared to other sources.

	Three Months Ended March 31,
	2011		2010
	Interest		Interest
	Income	Yield	Income	Yield
		(In Thousands)
Regularly scheduled interest and accretion income	$342	4.56%	$517	4.78%
Interest and fee income recognized on loan pay-offs:
Accretable discount	20	0.26	112	1.04
Other interest and fee income	—	—	8	0.07

	20	0.26	120	1.11

Total interest from loans	$362	4.82%	$637	5.89%

     The amount of loan pay-offs and related discount income is influenced by several factors, including the interest rate environment, the real estate market in particular areas, the timing of transactions, and circumstances related to individual borrowers and loans. The amount of individual loan payoffs can be result of negotiations between us and the borrower. Based upon credit risk analysis and other factors, we will, in certain instances, accept less than the full amount contractually due in accordance with the loan terms.

Operating expenses
     Loan servicing and advisory expenses decreased $23,000, or 17.4%, to $109,000 for the three months ended March 31, 2011 from $132,000 in the same period in 2010. The decrease in 2011 was primarily due to decreases in the UPB of the loan portfolio.
     Other general and administrative expenses increased $17,000, or 12.0% to $159,000 for the three months ended March 31, 2011 from $142,000 in the same period in 2010. The net increase in 2011 was primarily attributable to an increase in legal fees. The service agreement with our external legal counsel executed in 2010 was structured with higher fees in the first quarter, beginning in 2011, corresponding to the additional efforts required in connection with the preparation of our Annual Report on Form 10-K.
Dividend Payments
     On June 26, 2009, the OTS notified Aurora Bank that, as a result of the Order and the PCA, the approval or non-objection of the OTS would be required prior to declaration and payment of dividends by EOS. The OTS required Aurora Bank to submit a formal request for non-objection determination to permit the payment of dividends by EOS. As a result of the notice from the OTS, our Board of Directors (the “Board of Directors”) did not declare or pay the Series B and Series D preferred stock dividends that would have been payable for the second, third, and fourth quarter of 2009 and the first and second quarters of 2010. The Board of Directors also did not declare or pay dividends on the common stock that would have been payable for 2009.
     On September 9, 2010, the OTS provided a non-objection determination for the declaration of dividends by September 14, 2010 and the payment of these dividends between December 15, 2010 and December 31, 2010 in an amount sufficient to maintain qualification as a real estate investment trust (“REIT”) for the 2009 tax year. The Board of Directors of EOS declared such dividends on September 13, 2010, for the quarter ended September 30, 2010, consistent with the OTS non-objection determination. The dividends were payable to shareholders of record as of October 29, 2010 and include cumulative dividends on the Series B preferred stock of $120.00 per share, non-cumulative dividends on the Series D preferred stock of $0.53125 per share and dividends on our common stock of $1,467,000.
     An additional formal request to declare dividends was submitted to the OTS and on December 30, 2010, the OTS provided a non-objection determination for the declaration of dividends in an amount sufficient to maintain qualification as a REIT and avoid excise tax for the 2010 tax year. The Board of Directors of EOS declared such dividends on December 31, 2010, for the quarter ended December 31, 2010, consistent with the OTS non-objection determination. The dividends were payable to shareholders of record as of December 31, 2010 and include dividends on the Series B preferred stock of $20.00 per share, non-cumulative dividends on the Series D preferred stock of $0.53125 per share and dividends on our common stock in the amount of $884,000. Included in these transactions were dividends of $18,000 for the Series B preferred stock and $884,000 for the common stock that were to Aurora Bank. These dividends were accrued as of December 31, 2010 and were paid in the quarter ended March 31, 2011.
     During the three months ended March 31, 2011, we submitted a formal request to declare dividends to the OTS that would have been payable for the first quarter of 2011. The OTS has not made a ruling on our request as of the date of issuance of this report. The request is for dividends of $20.00 per share on the Series B preferred stock and for $0.53125 per share on the Series D preferred stock for a total of $19,000 in dividends for Series B preferred stockholders and $797,000 in dividends for Series D preferred stockholders. As a result, dividends were not declared for the first quarter of 2011 and therefore, at March 31, 2011 there were dividends in arrears of $19,000 related to our Series B preferred stock. Dividends on the Series D preferred stock are non-cumulative and as such, there were no dividends in arrears.
     The OTS has not approved or provided a non-objection to any further dividend distributions. There can be no assurance that such approval will be received from the OTS or when or if such OTS approval requirement will be removed. Failure to permit the distribution of sufficient dividends will cause EOS to fail to qualify as a REIT. If EOS no longer qualifies as a REIT, we will be subject to federal and state income taxes in the tax year when loss of REIT status occurs and in years thereafter. Furthermore, even if approval is received from the OTS, any future dividends on the preferred stock will be payable only when, as and if declared by the Board of Directors. Aurora Bank and EOS will continue to work with the OTS regarding the resumption of normal payment of dividends.
     On July 21, 2011, the OTS will be dissolved in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act. The primary regulator of Aurora Bank after July 21, 2011 will be the Office of the Comptroller of the Currency (“OCC”). Should no determination on the request to declare dividends be made by the OTS as of July 21, 2011, such determination will be vested in the OCC. Likewise; any further requests for the declaration of dividends following July 21, 2011 must be submitted to the OCC. There is no assurance that the OCC will approve any request to declare dividends.
     Failure to permit the distribution of sufficient dividends will cause EOS to fail to qualify as a REIT. If EOS no longer qualifies as a REIT, we will be subject to federal and state income taxes in the tax year when loss of REIT status occurs and in years thereafter. Furthermore, even if approval is received, any future dividends on the preferred stock will be payable only when, as and if declared by the Board of Directors. Aurora Bank and EOS will continue to work with the OTS until its dissolution and the OCC following July 21, 2011 regarding the resumption of normal payment of dividends.
Financial Condition
Interest-bearing Deposits with Parent
     Interest-bearing deposits with parent consist entirely of money market accounts. The balance of interest-bearing deposits increased $1.8 million to $64.2 million as of March 31, 2011 compared to $62.4 million as of December 31, 2010. The increase in the balance of interest-bearing deposits is the result of cash flows from loan repayments.
Loan Portfolio
     The loan portfolio is summarized as follows:

	March 31, 2011		December 31, 2010
	Carrying	Percentage	Carrying	Percentage
	Value	of Total	Value	of Total
		(In Thousands)
Mortgage loans:
Commercial real estate	$6,174	27.1%	$6,866	28.1%
Multi-family residential	827	3.6	850	3.5
One-to-four family residential	15,775	69.3	16,724	68.4

Total	$22,776	100.0%	$24,440	100.0%

     We have historically acquired primarily performing commercial real estate and multi-family residential mortgage loans in accrual status. During 2011 and 2010, EOS did not acquire any loans from Aurora Bank.
     Non-accrual loans, net of discount, totaled $815,000 as of March 31, 2011, representing seven loans and seven borrowers. Non-accrual loans, net of discount, totaled $916,000 as of December 31, 2010, representing eight loans and eight borrowers. Loans generally are placed on non-accrual status and the accrual of interest is generally discontinued when the collectability of principal and interest is not probable or estimable and generally occurs when the loan is ninety days or more past due as to either principal or interest. Unpaid interest income previously accrued on such loans is reversed against current period interest income. Interest payments received on non-accrual loans are recorded as interest income. A loan is returned to accrual status when it is brought current. Loans are charged off when they are determined to be uncollectible.
Cash Flows

	Three Months Ended March 31,
	2011	2010
	(Dollars In Thousands)
Net cash provided by operating activities	$2,356	$1,702
Net cash provided by investing activities	1,007	379
Net cash used in financing activities	(1,700)	—

Net change in cash and cash equivalents	$1,663	$2,081

     Cash provided by operating activities increased by $0.7 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, primarily attributable to payments of other receivables made in the three months ended March 31, 2010 that were not received in the three months ended March 31, 2011. This was partially offset by lower loan repayments for loans at fair value and lower interest income in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.
     Cash provided by investing activities increased by $0.6 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, primarily attributable to increased loan repayments from loans at lower of accreted cost or market.
     Cash used in financing activities increased $1.7 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, due to payment of common stock dividends and preferred stock dividends that occurred in the three months ended March 31, 2011 that did not occur in the three months ended March 31, 2010.

Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.
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
Significant Concentration of Credit Risk
     We had cash and cash equivalents of $64.2 million as of March 31, 2011. These funds were held in interest bearing accounts with Aurora Bank. The Federal Deposit Insurance Corporation (“FDIC”) provides coverage on these accounts which as of March 31, 2011 was limited to $250,000. Cash in excess of FDIC coverage limitations is subject to credit risk.
     Concentration of credit risk primarily arises with respect to the geographical distribution of our loan portfolio. Our balance sheet exposure to geographic concentration directly affects the credit risk of the loans within our loan portfolio. At March 31, 2011, 39.9% of the carrying value of our mortgage loans consisted of loans collateralized by properties located in California. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political or business developments or natural hazards in California that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages. The housing and real estate sectors in California have been particularly impacted by the recession with higher overall foreclosure rates than the national average. If California experiences further adverse economic, political or business conditions, or natural hazards, we will likely experience higher rates of loss and delinquency on our mortgage loans than if our loans were more geographically diverse.
Liquidity Risk Management
     The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of our financial commitments. Our principal liquidity need is to pay dividends on our preferred shares and common shares; however, our payment of dividends is currently subject to OTS approval.
     If and to the extent that any additional assets are acquired in the future, such acquisitions are intended to be funded primarily through repayment of UPB of loans by individual borrowers and cash on hand. We do not have and do not anticipate having any material capital expenditures. To the extent that the Board of Directors determines that additional funding is required, we may raise such funds through additional equity offerings, debt financing or retention of cash flow (after consideration of provisions of the Internal Revenue Code requiring the distribution by a REIT of at least 90% of our net taxable income, excluding net capital gains, and taking into account taxes that would be imposed on undistributed income), or a combination of these methods. We do not currently intend to incur any indebtedness. Our organizational documents limit the amount of indebtedness which we are permitted to incur without the approval of the Series D preferred stockholders to no more than 100% of the total stockholders’ equity of EOS. Any such debt may include intercompany advances made by Aurora Bank to us.
     We may also issue additional series of preferred stock, subject to OTS approval. However, we may not issue additional shares of preferred stock ranking senior to the Series D preferred stock without the consent of holders of at least two-thirds of the Series D preferred stock outstanding at that time. Although our charter does not prohibit or otherwise restrict Aurora Bank or its affiliates from holding and voting shares of Series D preferred stock, to our knowledge, there were no shares of Series D preferred stock held by Aurora Bank or its affiliates as of March 31, 2011. Additional shares of preferred stock ranking on parity with the Series D preferred stock may not be issued without the approval of a majority of our independent directors (as defined in our charter).
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
     Our methods for evaluating interest rate risk include an analysis of our interest-earning assets maturing or repricing within a given time period. As of March 31, 2011, only interest-earning assets were evaluated as we have no interest-bearing liabilities.
     The following table sets forth our interest-rate-sensitive assets categorized by repricing or maturity dates and weighted average yields at March 31, 2011. For fixed rate instruments, the repricing date is the maturity date. For adjustable-rate instruments, the repricing date is deemed to be the earliest possible interest rate adjustment date. Assets that are subject to immediate repricing are placed in the overnight column.

	March 31, 2011
			Over One	Over Two	Over Three	Over Four
		Within	to Two	to Three	to Four	to Five	Over Five
	Overnight	One Year	Years	Years	Years	Years	Years	Total	Fair Value
	(In Thousands)
Interest-bearing deposits	$64,232	$—	$—	$—	$—	$—	$—	$64,232	$64,232
	0.30%

Fixed-rate loans (1)	—	1,066	973	882	350	712	4,740	8,723	6,311
		4.64%	4.41%	4.67%	5.72%	4.57%	4.40%

Adjustable-rate loans (1)	—	20,140	—	—	—	—	—	20,140	15,650
		4.95%

Total rate-sensitive assets	$64,232	$21,206	$973	$882	$350	$712	$4,740	$93,095	$86,192

(1)	Loans are presented at UPB and exclude non-accrual loans.
     At March 31, 2011, the fair value of net loans was $22.8 million with a UPB of $29.9 million and 71.3% of the fair value of loans in accrual status of our portfolio were floating rate loans with contractual interest rates that may fluctuate based on changes in market interest rates. Based on our experience, management applies the assumption that, on average, 33.8% and 11.5% of residential and commercial loans, respectively, will prepay annually. The fair value of interest-bearing deposits approximates carrying value.
Item 4. Controls and Procedures
     Our management, with the participation of our President and Chief Financial Officer, evaluated the effectiveness of EOS’ disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2011. Based on this evaluation, our President and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were (1) designed to ensure that material information relating to EOS is made known to the President and Chief Financial Officer by others within the entity, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
     No change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
     From time to time, we may be involved in routine litigation incidental to our business, including a variety of legal proceedings with borrowers, which would contribute to our expenses, including the costs of carrying non-accrual loans. We are currently not a party to any material pending legal proceedings.
Item 1A. Risk Factors
     A number of risk factors, including, without limitation, the risk factors found in Item 1A of our Annual Report on Form 10-K for the annual period ended December 31, 2010, may cause our actual results to differ materially from anticipated future results, performance or achievements expressed or implied in any forward-looking statements contained in this Quarterly Report on Form 10-Q or any other report filed by us with the SEC. All of these factors should be carefully reviewed, and the reader of this Quarterly Report on Form 10-Q should be aware that there may be other factors that could cause difference in future results, performance or achievements.
Item 2. Unregistered Sales of Equity Securities
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. (Removed and Reserved)
Item 5. Other Information
     On May 9, 2011, Thomas O’Sullivan submitted his resignation as a management director, effective May 15, 2011. Mr. O’Sullivan also submitted a resignation as President effective May 15, 2011. Mr. O’Sullivan will remain a senior officer of Aurora Bank FSB. In connection with the resignation of Mr. O’Sullivan, on May 9, 2011, our Board elected Brian Kuelbs as a management director, effective May 15, 2011. Mr. Kuelbs was also appointed as President effective May 15, 2011. Mr. Kuelbs, 47, has significant financial services industry experience. He is a former Executive Vice President and Chief Financial Officer of GMAC Bank, servicing in that capacity from 2003-2005. He is a former Managing Director of Countrywide Financial Corporation serving from 2005-2008. Most recently he was the President of BPK Advisors, Inc. In 2011, was appointed Chief Financial Officer of Aurora Bank FSB, our parent company. Until his appointment as Chief Financial Officer of Aurora Bank FSB, none of the corporations or organizations that have employed Mr. Kuelbs during the past five years was a parent, subsidiary, or other affiliate of EOS. Mr. Kuelbs has an M.B.A. from the University of Notre Dame and a B.B.A. from the University of Wisconsin-Madison.
      On May 9, 2011, our Board elected Nancy Jo Kuenstner as a director, effective May 15, 2011. Ms. Kuenstner, age 57, has more than 30 years of experience in banking and finance. Since September 2009 she has served on the board of directors of CreXus, a real estate investment trust. Ms. Kuenstner is the former President, Chief Executive Officer, and a director of The Law Debenture Trust Company of New York serving from March 2001 through December 2008. Ms. Kuenstner serves as a trustee of Lafayette College, Secretary of the board, and is an ex oficio member of its investment committee. None of the corporations or organizations that have employed Ms. Kuenstner during the past five years is a parent, subsidiary or other affiliate of ours. Ms. Kuenstner has an M.B.A. from the University of North Carolina and a Bachelor of Arts in Spanish from Lafayette College. The Board has determined that Ms. Kuenstner qualifies as an “independent” director under the applicable rules of The Nasdaq Stock Market. In connection with the appointment of Ms. Kuenstner to the Board effective May 15, 2011, Lana Harber submitted a resignation as a director, effective May 15, 2011.
Item 6. Exhibits
3.1	Restated Articles of Organization of EOS Preferred Corporation*

3.2	Amended and Restated By-Laws of EOS Preferred Corporation*

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the President.

31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350 of the President and Chief Financial Officer.

*	Incorporated by herein from the exhibit of the same description filed on August 13, 2010 on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, EOS Preferred Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
EOS PREFERRED CORPORATION

Date: May 13, 2011	By:	/s/ Thomas O’Sullivan
Thomas O’Sullivan
President (Principal Executive Officer)

Date: May 13, 2011	By:	/s/ Robert J. Leist, Jr.
Robert J. Leist, Jr.
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Item
3.1	Restated Articles of Organization of EOS Preferred Corporation *

3.2	Amended and Restated By-Laws of EOS Preferred Corporation *

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the President.

31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350 of the President and Chief Financial Officer.

*	Incorporated by herein from the exhibit of the same description filed on August 13, 2010 on Form 10-Q.