Form 10-Q
period 2011-06-30
EOS Preferred Corp
filed 2011-08-12
CIK 1072806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of the registrant’s sole class of common stock was 100 shares, $.01 par value per share, as of August 12, 2011. No common stock was held by non-affiliates of the issuer.

EOS Preferred Corporation

PART I

Item 1. Condensed Financial Statements

EOS Preferred Corporation
Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
	(In Thousands)
ASSETS

Cash account with parent	$—	$184
Interest-bearing deposits with parent	65,248	62,385
Total cash and cash equivalents	65,248	62,569
Loans at fair value	14,547	16,505
Loans at lower of accreted cost or market value	7,090	7,935
Loans	21,637	24,440
Real estate acquired through foreclosure	100	—
Accrued interest receivable	161	213
Other assets	17	—
Total assets	$87,163	$87,222

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses and other liabilities	$122	$957
Accounts payable to parent	84	989
Total liabilities	206	1,946
Stockholders’ equity:
Preferred stock, Series B, 8% cumulative, non-convertible; $.01 par value; $1,000 liquidation value per share plus accrued dividends; 1,000 shares authorized, 937 shares issued and outstanding	—	—
Preferred stock, Series D, 8.50% non-cumulative, exchangeable; $.01 par value; $25 liquidation value per share; 1,725,000 shares authorized, 1,500,000 shares issued and outstanding	15	15
Common stock, $.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	95,320	95,320
Accumulated deficit	(8,378)	(10,059)
Total stockholders’ equity	86,957	85,276
Total liabilities and stockholders’ equity	$87,163	$87,222

See accompanying notes to condensed financial statements.

EOS Preferred Corporation
Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands)		(In Thousands)
Interest income:
Interest and fees on loans	$280	$483	$641	$1,119
Interest on interest-bearing deposits	168	41	214	79
Total interest income	448	524	855	1,198
Realized and unrealized gains on loans	71	756	1,382	2,521
Revenue	519	1,280	2,237	3,719

Operating expenses:
Loan servicing and advisory services	106	116	215	244
Other general and administrative	183	133	341	278
Total operating expenses	289	249	556	522
Net income	230	1,031	1,681	3,197

Preferred stock dividends declared	—	—	—	—
Net income available to common stockholder	$230	$1,031	$1,681	$3,197

See accompanying notes to condensed financial statements.

EOS Preferred Corporation
Statements of Changes in Stockholders’ Equity
(Unaudited)

	Six Months ended June 30, 2011
	Preferred Stock Series B		Preferred Stock Series D		Common Stock		Additional Paid-in	Retained Earnings / (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
	(In Thousands except share data)
Balance at December 31, 2010	1	$—	1,500	$15	—	$—	$95,320	$(10,059)	$85,276
Net income	—	—	—	—	—	—	—	1,681	1,681
Cumulative dividends declared on preferred stock, Series B	—	—	—	—	—	—	—	—	—
Dividends declared on preferred stock, Series D	—	—	—	—	—	—	—	—	—
Balance at June 30, 2011	1	$—	1,500	$15	—	$—	$95,320	$(8,378)	$86,957

	Six Months ended June 30, 2010
	Preferred Stock Series B		Preferred Stock Series D		Common Stock		Additional Paid-in	Retained Earnings / (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Deficit)	Amount	Capital	Deficit)	Equity
	(In Thousands except share data)
Balance at December 31, 2009	1	$—	1,500	$15	—	$—	$95,320	$(13,640)	$81,695
Net income	—	—	—	—	—	—	—	3,197	3,197
Cumulative dividends declared on preferred stock, Series B	—	—	—	—	—	—	—	—	—
Dividends declared on preferred stock, Series D	—	—	—	—	—	—	—	—	—
Balance at June 30, 2010	1	$—	1,500	$15	—	$—	$95,320	$(10,443)	$84,892

See accompanying notes to condensed financial statements.

EOS Preferred Corporation
Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
	(In Thousands)
Cash flows from operating activities:
Net income	$1,681	$3,197

Adjustments to reconcile net income to net cash provided by operating activities:
Realized and unrealized gains on loans	(1,382)	(2,521)
Increase in accrued interest and other receivables	35	286
Decrease in accrued expenses and other liabilities and accounts payable to parent	(40)	(197)
Loan repayments from loans at fair value	2,843	4,289
Net cash provided by operating activities	3,137	5,054

Cash flows from investing activities:
Loan repayments from loans at lower of accreted cost or market value	1,242	753
Cash provided by investing activities	1,242	753

Cash flows from financing activities:
Payment of common stock dividends (declared December 2010)	(884)	—
Payment of preferred stock dividends (declared December 2010)	(816)	—
Cash used in financing activities	(1,700)	—

Net change in cash and cash equivalents	2,679	5,807
Cash and cash equivalents at beginning of period	62,569	51,823

Cash and cash equivalents at end of period	$65,248	$57,630

Supplemental cash flow information:
Other significant noncash transaction, value of consideration received	$100	$—

See accompanying notes to condensed financial statements.

EOS Preferred Corporation
Notes to Condensed Financial Statements
Three and Six Months Ended June 30, 2011 and 2010

NOTE 1. ORGANIZATION

EOS Preferred Corporation (referred to hereafter as “the Company”, “EOS”, “we”, “us” or “our”) is a Massachusetts corporation organized on March 20, 1998, to acquire and hold mortgage assets. Our principal business objective is to hold mortgage assets that will generate net income for distribution to stockholders. Aurora Bank, FSB (“Aurora Bank”), a wholly-owned subsidiary of Lehman Brothers Bancorp (“LB Bancorp”) and an indirect wholly-owned subsidiary of Lehman Brothers Holdings Inc. (“LBHI”), owns all of our common stock. Prior to the merger with Aurora Bank, we were a subsidiary of Capital Crossing Bank (“Capital Crossing”), a federally insured Massachusetts trust company, our corporate name was Capital Crossing Preferred Corporation, and Capital Crossing owned all of our common stock. Effective June 21, 2010, we changed our corporate name to EOS Preferred Corporation.

Effective July 21, 2011, the OTS was dissolved in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act. All duties previously performed by the OTS were transferred to the Office of the Comptroller of the Currency (“OCC”) and the primary regulator of Aurora Bank became the OCC.

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

On May 11, 2004, we closed our public offering of 1,500,000 shares of 8.50% Non-Cumulative Exchangeable Preferred Stock, Series D. Our net proceeds from the sale of Series D preferred stock was $35.3 million. As of July 15, 2009, the Series D became redeemable at our option with the prior consent of the OCC and/or the Federal Deposit Insurance Corporation (the “FDIC”).

On February 14, 2007, Capital Crossing was acquired by Aurora Bank.

The Series B preferred stock and Series D preferred stock remain outstanding and remain subject to their existing terms and conditions, including the call feature with respect to the Series D preferred stock. The OCC may direct in writing the automatic exchange of the Series D preferred stock for preferred shares of Aurora Bank at a ratio of one Series D preferred share for one hundredth of one preferred share of Aurora Bank if Aurora Bank becomes undercapitalized under prompt corrective action regulations, if Aurora Bank is placed into reorganization, conservatorship or receivership, or if the OCC, in its sole discretion, anticipates Aurora Bank will become undercapitalized in the near term.

Business

Our principal business objective is to hold mortgage assets that will generate net income for distribution to stockholders. We hold one-to-four family residential loans and commercial real estate loans in various cities in the United States. All of the mortgage assets in our loan portfolio at June 30, 2011 were acquired from Capital Crossing Bank or Aurora Bank and it is anticipated that substantially all additional mortgage assets, if any are acquired in the future, will be acquired from Aurora Bank. Aurora Bank administers our day-to-day activities in its roles as servicer under the Master Service Agreement (“MSA”) entered into between Aurora Bank and EOS and as advisor under the Advisory Agreement (“AA”) entered into between Aurora Bank and EOS.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and interest-bearing deposits held at Aurora Bank with original maturities of ninety days or less. The cash is held in a money market account that bears interest at rates determined by Aurora Bank which generally follow federal funds rates. The money market account has a limitation on the number of monthly withdrawals, but there is no limit on the amount of the withdrawals either individually or in the aggregate.

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

Real estate acquired through foreclosure

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified separately until sold. Such property is initially recorded at fair value less estimated costs to sell and then carried at the lower of cost or market value less estimated costs to sell. The market value of our repossessed residential and commercial assets was estimated based upon real estate appraisals or broker price opinions (BPO). Once a property has gone through foreclosure, an appraisal or BPO is ordered and periodically updated. During the quarter ended June 30, 2011, one residential loan was foreclosed.

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

As of June 30, 2011, management evaluated the quantitative and qualitative requirements for REIT status and believes that we qualify as a REIT for federal and state income tax purposes. We have not recorded any uncertain tax positions, we do not have any unrecognized tax positions as of June 30, 2011, and we do not anticipate any material change with respect to tax positions during the next 12 months. We are subject to examination by the respective taxing authorities for the tax years 2007 to 2010. Our policy is to include interest and penalties related to income taxes in Other general and administrative expense if applicable and there was no such expense for 2011 or 2010.

Significant Concentration of Credit Risk

We had cash and cash equivalents of $65.2 million as of June 30, 2011. These funds were held in an interest-bearing account with Aurora Bank. FDIC coverage on these accounts as of June 30, 2011 was limited to $250,000. Cash in excess of FDIC coverage limitations is subject to credit risk.

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

At June 30, 2011, 39.3% of our net real estate loan portfolio consisted of loans collateralized by properties located in California. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political or business developments or natural hazards in California that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages. The housing and real estate sectors in California have been particularly impacted by the recession with higher overall foreclosure rates than the national average. If California experiences further adverse economic, political or business conditions, or natural hazards, we will likely experience higher rates of loss and delinquency on our mortgage loans than if our loans were more geographically diverse.

Subsequent Events

We assessed events that occurred subsequent to June 30, 2011 for potential disclosure and recognition on the financial statements. Other than those listed below, no additional events have occurred that would require disclosure in or adjustment to our financial statements.

●	On July 12, 2011, the OTS provided a non-objection determination for the declaration of preferred stock dividends. Refer to Note 3 for more information.

●
On July 19, 2011, we executed an Asset Sale Agreement with Aurora Bank to purchase certain mortgage backed securities from Aurora Bank. In accordance with the terms of this agreement, we purchased $47.6 million in mortgage backed securities at current fair value. We believe the securities purchased meet REIT eligibility requirements under the IRC. These investments will be carried at fair value and classified as available for sale.

Recent Accounting Pronouncements

In January 2011, the FASB issued a temporary deferral of the effective date of disclosures about troubled debt restructurings. This delays the effective date until our interim period ending June 30, 2011. As our loan portfolio is either recorded at fair value or the lower of accreted cost or market value, this new guidance had no impact on our results of operations or financial position.

In April 2011, the FASB issued a standards update on troubled debt restructurings. The standards update clarified guidance on a creditor’s evaluation of whether (1) it has granted a concession and (2) a debtor is experiencing financial difficulties. This update is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. We have evaluated the impact of this update on our financial statements and as our loan portfolio is either recorded at fair value or the lower of accreted cost or market value, this new guidance had no impact on our results of operations or financial position.

In May 2011, the FASB issued a standards update to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards (“IFRS”). The standards update modifies the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. It also clarifies the existing fair value measurement requirements. The standards updated expands disclosures about fair value measurements, including additional disclosures regarding the valuation process for fair value measurements categorized as Level 3 of the fair value hierarchy, the use of a nonfinancial asset in a way that differs from the asset’s best use when that asset is measured at fair value, and the categorization by level of the fair value hierarchy for items that are not measured at fair value in the balance sheet but for which the fair value is required to be disclosed. This update to the standards is effective for our interim period ending March 31, 2012. We are evaluating the impact of this update on our financial statement disclosures

NOTE 3. BANKRUPTCY OF LBHI AND REGULATORY ACTIONS INVOLVING AURORA BANK

Bankruptcy of Lehman Brothers Holding Inc.

On September 15, 2008, LBHI, the indirect parent company of Aurora Bank, filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy filing has led to increased regulatory constraints being placed on Aurora Bank by its bank regulatory authorities, primarily the OCC. These constraints apply to Aurora Bank’s subsidiaries, including EOS.

Pursuant to a Settlement Agreement (“Settlement Agreement”) approved by the bankruptcy court and executed on November 30, 2010 (“Execution Date”), Aurora Bank, LBHI, LB Bancorp, and the OTS entered into a Capital Maintenance Agreement (“CMA”) in which, among other things, LBHI agreed that it will seek to sell Aurora Bank within eighteen (18) months from the Execution Date. If after a period of fifteen (15) months following the Execution Date, the OCC concludes a sale of Aurora Bank will not be consummated by the end of the eighteen (18) month period; Aurora Bank will prepare and submit to the OTS a plan for dissolution. The bankruptcy court will have the final review and approval of any proposed agreement for the sale of Aurora Bank.

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

Both the bankruptcy filing of LBHI and the increased regulatory constraints placed on Aurora Bank have negatively impacted the ability of EOS to conduct business according to our business objectives. Following the execution of the Settlement Agreement, the OTS modified, but did not remove all of the regulatory constraints on Aurora Bank. The enforcement actions previously issued by the OTS continue to be in effect following the transfer of regulatory duties and oversight compliance to the OCC.

Regulatory Actions Involving Aurora Bank

On January 26, 2009, the OTS entered a cease and desist order against Aurora Bank (the “Original Order”). The Original Order required Aurora Bank to ensure that each of its subsidiaries, including EOS, was in compliance with the Original Order, including the operating restrictions contained therein. In addition, on February 4, 2009, the OTS issued a prompt corrective action directive to Aurora Bank (the “PCA”). The PCA required Aurora Bank to, among other things, raise its capital ratios such that it would be deemed to be “adequately capitalized” and placed additional constraints on Aurora Bank and its subsidiaries, including EOS.

Following execution of the Settlement Agreement, on November 30, 2010, Aurora Bank entered into a Stipulation and Consent to Issuance of Amended Order to Cease and Desist with the OTS whereby Aurora Bank consented to the issuance of an Amended Order to Cease and Desist (the “Amended Order”) issued by the OTS, which amended the Original Order (together the Original Order and the Amended Order are the “Order”). The Amended Order amended certain requirements for Aurora Bank contained in the Original Order. The provisions in the Original Order that require Aurora Bank to ensure that each of its subsidiaries, including EOS, comply with the Original Order were not amended. These operating restrictions, among other things, restrict transactions with affiliates, capital distributions to shareholders (including redemptions), contracts outside the ordinary course of business, and changes in senior executive officers, board members or their employment arrangements without prior written notice to the OCC.

Under the Order, and pursuant to the dissolution of the OTS, EOS must continue to seek and receive approval or non-objection from the OCC for the declaration and payment of dividends to our preferred and common shareholders. There is no assurance that the OCC will approve any future request for the declaration or payment of dividends. As an operating subsidiary of Aurora Bank, EOS remains subject to all of the terms and conditions of the Order which apply to such operating subsidiaries. The Order was still effective as of the date of issuance of this interim report.

On November 30, 2010, and effective on the same date, the OTS issued an order terminating the PCA.

More detailed information can be found in the Original Order, the Amended Order, the PCA, and the termination of the PCA themselves, copies of which are available on the OTS’ website (www.ots.treas.gov). Please note that despite the change in regulatory agencies from the OTS to the OCC, information on these enforcement actions continues to be accessed through the OTS’ website.

Under the CMA, LBHI agreed for the duration of LBHI’s ownership of Aurora Bank to maintain Aurora Bank’s tier 1 and risk based capital ratios at levels greater than the thresholds required to achieve the “well-capitalized” designation under OTS regulations.

As of June 30, 2011, as set forth in a public filing with the OTS, Aurora Bank’s capital ratios were above the thresholds required under the CMA.

Dividend Payments

On June 26, 2009, the OTS notified Aurora Bank that, as a result of the Order and the PCA, the approval or non-objection of the OTS would be required prior to declaration and payment of dividends by EOS. The OTS required Aurora Bank to submit a formal request for non-objection determination to permit the payment of dividends by EOS. As a result of the notice from the OTS, our Board of Directors (the “Board of Directors”) did not declare or pay the Series B and Series D preferred stock dividends that would have been payable for the second, third, and fourth quarters of 2009 and the first and second quarters of 2010. The Board of Directors also did not declare or pay dividends on the common stock that would have been payable for 2009.

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

An additional formal request to declare dividends was submitted to the OTS and on December 30, 2010, the OTS provided a non-objection determination for the declaration of dividends in an amount sufficient to maintain qualification as a REIT and avoid excise tax for the 2010 tax year. The Board of Directors of EOS declared such dividends on December 31, 2010, for the quarter ended December 31, 2010, consistent with the OTS non-objection determination. The dividends were payable to shareholders of record as of December 31, 2010 and include dividends on the Series B preferred stock of $20.00 per share, non-cumulative dividends on the Series D preferred stock of $0.53125 per share and dividends on our common stock in the amount of $884,000. The dividends declared on December 31, 2010 were paid in the first quarter of 2011.

During the first quarter of 2011, we submitted another formal request for non-objection to the OTS to declare dividends that would be payable for the first quarter of 2011. The OTS had not issued a ruling on our request prior to the filing of our quarterly report on Form 10-Q for the period ended March 31, 2011, and as a result, dividends were not declared for the first quarter of 2011. On July 12, 2011, the OTS granted a non-objection determination for the declaration of preferred stock dividends. On July 13, 2011, the Board of Directors declared dividends for the second quarter of 2011 on Series B cumulative preferred stock of $40.00 per share and on Series D non-cumulative preferred stock of $0.53125 per share for a total of $37,000 in dividends for Series B preferred stockholders and $797,000 in dividends for Series D preferred stockholders.

As of June 30, 2011, there were dividends in arrears of $38,000 related to our Series B preferred stock. This was because the OTS had not yet issued a determination on our request and as such, the Board of Directors had not declared any dividends for either the first or second quarters of 2011. Dividends on the Series D preferred stock are non-cumulative and as such, there were no dividends in arrears.

Aurora Bank and EOS will continue to work for the resumption of normal payment of dividends with the OCC. However, there is no assurance that the OCC will approve any request to declare dividends. Failure to permit the distribution of sufficient dividends will cause EOS to fail to qualify as a REIT. If EOS no longer qualifies as a REIT, we will be subject to federal and state income taxes in the tax year when loss of REIT status occurs and in years thereafter. Notwithstanding future regulatory approval, any future dividends will be payable only when, as and if declared by the Board of Directors.

NOTE 4. LOANS

We use the term “carrying value” to reflect loans valued at the lower of their accreted cost or market value, or at their fair value, as applicable to the individual loans’ valuation method as selected by us in accordance with accounting standards.

A summary of the carrying value and unpaid principal balance (“UPB”) of loans by valuation method and in total is as follows:

	June 30, 2011		December 31, 2010
	Carrying Value	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance
	(In Thousands)
Total mortgage loans:
One-to-four family residential at fair value	14,547	18,873	16,505	22,048

Commercial real estate at lower of accreted cost or market value(1)	$6,100	$8,326	$6,866	$9,504
Multi-family residential at lower of accreted cost or market value(1)	795	966	850	1,034
One-to-four family residential at lower of accreted cost or market value(1)	195	237	219	272
Total loans at lower of accreted cost or market value	7,090	9,529	7,935	10,810

Total	21,637	28,402	24,440	32,858

(1)
Though the table compares the carrying value of these loans against UPB, these loans are carried at the lower of accreted cost or market value. The carrying value cannot exceed the cost of these loans which for all loans is less than UPB.

A summary of the loans on non-accrual status is as follows:

	June 30, 2011		December 31, 2010
	Carrying Value	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance
	(In Thousands)
Mortgage loans on non-accrual status:
Commercial real estate	$584	$596	$692	$802
Multi-family residential	—	—	—	—
One-to-four family residential	—	—	224	337
Total loans on non-accrual status	$584	$596	$916	$1,139

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands)
Average carrying value of non-accrual loans	$699	$628	$750	$498

There were three loans representing three borrowers in non-accrual status and eight loans representing eight borrowers in non-accrual status, as of June 30, 2011 and December 31, 2010, respectively.

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

Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 – Inputs are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3 – Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation.

Loans

Effective November 1, 2009, EOS and Aurora Bank entered into and consummated the November Asset Exchange pursuant to which we agreed to an exchange of loans with Aurora Bank. As of June 30, 2011, we continue to report the portion of the loan assets that were retained from the November Asset Exchange at the lower of their accreted cost or market value and these loans are reflected in Loans at lower of accreted cost or market value on the Balance Sheet. For these retained loans, the carrying value of the loans will be recognized only up to the cost on the date they were classified as held for sale. We have elected the fair value option for the loans that were received from the November Asset Exchange and these loans are reflected in Loans at fair value on the Balance Sheet. For these acquired loans, the carrying value of the loans will be equivalent to fair value which may reflect an unrealized gain or loss relative to the cost of the loans. Such recognition is included in the determination of net income in the period in which the change occurred.

At June 30, 2011 and December 31, 2010, the fair value of our loan portfolio was estimated based upon various cash flow models to price the portfolio. These models consider significant inputs such as loan type, loan age, loan to value ratio, payment history, and property location, as well as significant assumptions such as estimated rates of loan delinquency, potential recovery, discount rate, and the impact of interest rate reset. Recent trade quotes or prices are identified in estimating the amount at which a third party might purchase the loans and their yield requirements. Management also considers market information and quotes received from third parties, when available. The valuation of the loan portfolio involves management’s use of estimates and judgment, the degree of which is dependent on the terms of the loans and the availability of market prices and inputs.

The tables presented below summarize the change in balance sheet carrying value associated with Level 3 assets during the three and six months ended June 30, 2011 and 2010 measured on a recurring basis.

	Balance	Three Months Ended June 30, 2011				Balance
	March 31,		Net Transfers			June 30,
	2011	Payments	In / Out (1)	Settlements	Net Gains (2)	2011
	(In Thousands)
Commercial real estate loans	$6,174	$(192)	$—	$—	$117	$6,099
Multi-family residential loans	827	(32)	—	—	—	795
One-to-four family residential loans	15,775	(887)	—	(232)	87	14,743
Total	$22,776	$(1,111)	$—	$(232)	$204	$21,637

	Balance	Three Months Ended June 30, 2010				Balance
	March 31,		Net Transfers			June 30,
	2010	Payments	In / Out (1)	Settlements	Net Gains (2)	2010
	(In Thousands)
Commercial real estate loans	$6,916	$(316)	$—	$—	$42	$6,642
Multi-family residential loans	743	(42)	—	—	4	705
One-to-four family residential loans	20,502	(1,257)	—	—	710	19,955
Total	$28,161	$(1,615)	$—	$—	$756	$27,302

	Balance	Six Months Ended June 30, 2011				Balance
	December 31,		Net Transfers			June 30,
	2010	Payments	In / Out (1)	Settlements	Net Gains (2)	2011
	(In Thousands)
Commercial real estate loans	$6,866	$(1,146)	$—	$—	$379	$6,099
Multi-family residential loans	850	(60)	—	—	5	795
One-to-four family residential loans	16,724	(2,879)	—	(232)	1,130	14,743
Total	$24,440	$(4,085)	$—	$(232)	$1,514	$21,637

	Balance	Six Months Ended June 30, 2010				Balance
	December 31,		Net Transfers			June 30,
	2009	Payments	In / Out (1)	Settlements	Net Gains (2)	2010
	(In Thousands)
Commercial real estate loans	$6,380	$(665)	$—	$—	$927	$6,642
Multi-family residential loans	693	(61)	—	—	73	705
One-to-four family residential loans	22,750	(4,316)	—	—	1,521	19,955
Total	$29,823	$(5,042)	$—	$—	$2,521	$27,302

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

In addition to the fair value of our loans, as discussed above, the following methods and assumptions were used by us in estimating fair value of financial instruments:

●	Cash and cash equivalents: The carrying value of cash and interest-bearing deposits approximate fair value because of the short-term nature of these instruments.

●	Accrued interest receivable: The carrying value of accrued interest receivable approximates fair value because of the short-term nature of these financial instruments.

●
Real estate acquired through foreclosure: Such property is initially recorded at fair value less estimated costs to sell and then carried at the lower of cost or market value less estimated costs to sell. Our policy is that the market value of any repossessed assets be estimated based upon real estate appraisals or BPO. Once a property has gone through foreclosure, an appraisal or BPO is ordered and will be periodically updated.

The estimated fair values, and related carrying value, of our financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)

Cash and cash equivalents	$65,248	$65,248	$62,569	$62,569
Loans	21,637	21,637	24,440	24,440
Real estate acquired through foreclosure	100	100	—	—
Accrued interest receivable	161	161	213	213

NOTE 6. RELATED PARTY TRANSACTIONS

Aurora Bank administers our day-to-day activities in its roles as servicer under the MSA and as advisor under the AA. Both the MSA and the AA were amended effective January 1, 2010. The management fee under the amended AA is $25,000 per month. Servicing and advisory fees for the quarters ended June 30, 2011 and 2010 totaled $106,000 and $116,000, respectively, and were recorded in Loan servicing and advisory services on the Statement of Operations and within Accounts payable to parent on the Balance Sheets. The servicing and advisory fees for the six months ended June 30, 2011 and 2010 totaled $215,000 and $244,000, respectively. Also included within the balances of Accounts payable to parent of $84,000 and $87,000, as of June 30, 2011 and December 31, 2010, respectively, are payables to Aurora Bank and subsidiaries as they process payments to third parties for us. Dividends payable to parent as of June 30, 2011 and December 31, 2010 were $0 and $902,000, respectively, and were recorded in Accounts payable to parent on the Balance Sheets.

All of the mortgage assets in our loan portfolio as of June 30, 2011 were purchased from Capital Crossing or Aurora Bank. No loans were purchased or contributed from Aurora Bank in 2011 or 2010.

Our cash and cash equivalents balances of $65.2 million and $62.6 million at June 30, 2011 and December 31, 2010, respectively, consist entirely of deposits with Aurora Bank.

The following table summarizes capital transactions between us and Aurora Bank, our sole common shareholder and parent:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands)
Common stock dividends paid to parent	$—	$—	$884	$—
Series B preferred stock dividends paid to parent	—	—	18	—

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

Executive Level Overview

EOS is a Massachusetts corporation organized on March 20, 1998, with the principal business objective to hold mortgage assets that will generate net income for distribution to stockholders. Aurora Bank, an indirect wholly-owned subsidiary of LBHI and a wholly-owned subsidiary of Lehman Brothers Bancorp (“LB Bancorp”), owns all of our common stock. Prior to the merger with Aurora Bank, we were a subsidiary of Capital Crossing Bank (“Capital Crossing”), a federally insured Massachusetts trust company, our corporate name was Capital Crossing Preferred Corporation, and Capital Crossing owned all of our common stock. Effective June 21, 2010, we changed our corporate name to EOS Preferred Corporation. As of June 30, 2011, the Series B preferred stock and Series D preferred stock remain outstanding and remain subject to their existing terms and conditions, including the call feature with respect to the Series D preferred stock.

Effective July 21, 2011, the OTS was dissolved in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act. All duties previously performed by the OTS were transferred to the Office of the Comptroller of the Currency (“OCC”) and the primary regulator of Aurora Bank became the OCC.

On July 19, 2011, we executed an Asset Sale Agreement with Aurora Bank to purchase certain mortgage backed securities from Aurora Bank. In accordance with the terms of this agreement, we purchased $47.6 million in mortgage backed securities at current fair value. We believe the securities purchased meet REIT eligibility requirements under the IRC. These investments will be carried at fair value and classified as available for sale. The yield on these securities is expected to exceed the yield obtained from cash held in the interest-bearing account.

All of the mortgage assets in our loan portfolio at June 30, 2011 were acquired from Capital Crossing or Aurora Bank and it is anticipated that substantially all additional mortgage assets, if any are acquired in the future, will be acquired from Aurora Bank. As of June 30, 2011, our loan portfolio had a carrying value of $21.6 million and an unpaid principal balance (“UPB”) of $28.7 million. There were no loans purchased or sold during the six months ended June 30, 2011.

Residential loans constituted 68.1% of the total loans in our loan portfolio at June 30, 2011. Commercial mortgage and multi-family loans constituted the remaining 31.9%. Commercial mortgage loans are generally subject to greater risks than other types of loans. Our commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, tend to have shorter maturities than other mortgage loans and may not be fully amortizing. As of June 30, 2011, 97.3% of the carrying value of all loans was classified as performing.

Properties underlying our current loans are concentrated primarily in California and comprised 39.3% of the total carrying value of the loan portfolio as of June 30, 2011. Beginning in 2007 and through the present time, the housing and real estate sectors in California were hit particularly hard by the recession with higher overall foreclosure rates than the national average. If California experiences continued or further adverse economic, political or business conditions, or natural hazards, we will likely experience higher rates of loss and delinquency on our mortgage loans than if our loans were more geographically diverse.

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

Aurora Bank administers our day-to-day activities in its roles as servicer under the MSA and as advisor under the AA. Both the MSA and the AA were amended effective January 1, 2010. The fees paid by EOS under the amended MSA reflect the fees payable to each sub-servicer. The management fee under the amended AA is $25,000 per month. Servicing and advisory fees for the quarters ended June 30, 2011 and 2010 totaled $106,000 and $116,000, respectively, and were recorded in Loan servicing and advisory services on the Statements of Operations and within Accounts payable to parent on the Balance Sheets. The servicing and advisory fees for the six months ended June 30, 2011 and 2010 totaled $215,000 and $244,000, respectively. Also included within the balances of Accounts payable to parent of $84,000 and $87,000, as of June 30, 2011 and December 31, 2010, respectively, are payables to Aurora Bank and subsidiaries as they process payments to third parties for us. Dividends payable to parent as of June 30, 2011 and December 31, 2010 were $0 and $902,000, respectively, and were recorded in Accounts payable to parent on the Balance Sheets.

Net income available to the common shareholder decreased $1.5 million to $1.7 million for the six months ended June 30, 2011, compared to a net income of $3.2 million for the same period in 2010. The decrease between the two year-to-date periods in net income available to the common shareholder was primarily the result of the following:

●
A decrease in the realized and unrealized gains on loans of $1.1 million. In the first half of 2011 there were realized and unrealized gains on loans of $1.4 million as compared to realized and unrealized gains of $2.5 million in the first half of 2010; and

●	A decrease in interest income of $343,000 resulting mainly from a decrease in average loan balance and a decrease in the yield on loans.

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

Reflecting concern about the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of delinquencies, decreased consumer spending, lack of confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on borrowers negatively impacted the credit quality of our commercial loan portfolio and our residential loan portfolio. The depth and breadth of the downturn as well as the resulting impacts on the credit quality of both our commercial and residential loan portfolios remain unclear. We expect, however, continued market turbulence and economic uncertainty to continue for the remainder of 2011.

Bankruptcy of Lehman Brothers Holdings Inc.

On September 15, 2008, LBHI, the indirect parent company of Aurora Bank, filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy filing led to increased regulatory constraints being placed on Aurora Bank by its bank regulatory authorities, primarily the Office of the Comptroller of the Currency (the “OCC”). These constraints apply to Aurora Bank’s subsidiaries, including EOS. The enforcement actions previously issued by the Office of Thrift Supervision (the “OTS”) continue to be in effect following the transfer of regulatory duties and oversight compliance to the OCC.

Pursuant to a Settlement Agreement (“Settlement Agreement”) approved by the bankruptcy court and executed on November 30, 2010 (“Execution Date”), Aurora Bank, LBHI, LB Bancorp, and the OTS entered into a Capital Maintenance Agreement (“CMA”) in which, among other things, LBHI agreed that it will seek to sell Aurora Bank within eighteen (18) months from the Execution Date. If after a period of fifteen (15) months following the Execution Date, the OCC concludes a sale of Aurora Bank will not be consummated by the end of the eighteen (18) month period, Aurora Bank will prepare and submit to the OCC a plan for dissolution. The bankruptcy court will have the final review and approval of any proposed agreement for the sale of Aurora Bank.

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

Regulatory Actions Involving Aurora Bank

On January 26, 2009, the OTS entered a cease and desist order against Aurora Bank (the “Original Order”). The Original Order required Aurora Bank to ensure that each of its subsidiaries, including EOS, was in compliance with the Original Order, including the operating restrictions contained therein. In addition, on February 4, 2009, the OTS issued a prompt corrective action directive to Aurora Bank (the “PCA”). The PCA required Aurora Bank to, among other things, raise its capital ratios such that it would be deemed to be “adequately capitalized” and placed additional constraints on Aurora Bank and its subsidiaries, including EOS.

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

Under the Order, and pursuant to the dissolution of the OTS, EOS must continue to seek and receive approval or non-objection from the OCC for the declaration and payment of dividends to our preferred and common shareholders. There is no assurance that the OCC will approve any future request for the declaration or payment of dividends. As an operating subsidiary of Aurora Bank, EOS remains subject to all of the terms and conditions of the Order which apply to such operating subsidiaries. The Order was still effective as of the date of issuance of this interim report.

On November 30, 2010, and effective on the same date, the OTS issued an order terminating the PCA.

More detailed information can be found in the Original Order, the Amended Order, the PCA, and the termination of the PCA themselves, copies of which are available on the OTS’ website (www.ots.treas.gov). Please note that despite the change in regulatory agencies from the OTS to the OCC, information on these enforcement actions continues to be accessed through the OTS’ website.

Under the CMA, LBHI agreed for the duration of LBHI’s ownership of Aurora Bank to maintain Aurora Bank’s tier 1 and risk based capital ratios at levels greater than the thresholds required to achieve the “well-capitalized” designation under OTS regulations.

As of June 30, 2011, as set forth in a public filing with the OTS, Aurora Bank’s capital ratios were above the thresholds required under the CMA.

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

Results of Operations for the Three Months Ended June 30, 2011 and 2010

Interest income

The yields on our interest-earning assets are summarized as follows:

	Three Months Ended June 30,
	2011			2010
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
	(In Thousands)			(In Thousands)
Loans (1)	$28,229	$280	3.97%	$39,900	$483	4.84%
Interest-bearing deposits	64,972	168	1.03	54,958	41	0.30
Total interest-earning assets	$93,201	$448	1.91%	$94,858	$524	2.21%

(1) For purposes of providing a meaningful yield comparison, the foregoing table reflects the UPB for loans and not the fair value of the loan portfolio. Non-accrual loans are excluded from average balance calculations.

The decline in interest income from the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was the combined result of the decrease in the average balance and yield on loans.

The average balance of the loans for the three months ended June 30, 2011 compared to the corresponding period in 2010 declined by $11.7 million. This decrease is primarily attributable to loan payoffs. The yield on the loan portfolio decreased 0.87% in the three months ended June 30, 2011 compared to the corresponding period in 2010. The yield from regularly scheduled interest and accretion income decreased to 3.69% for the three months ended June 30, 2011 from 4.72% for the same period in 2010 primarily due to a decrease in the weighted average interest rate on adjustable rate loans.

For interest-bearing deposits, the increase in the average balance was mainly due to cash flows from loan repayments slightly offset by operating expenses and dividends. The average rate earned on interest-bearing deposits increased 0.73% in the three months ended June 30, 2011 compared to the corresponding period in 2010. The cash is held in a money market account with variable rates which increased during the second quarter of 2011.

For the three months ended June 30, 2011, interest and fee income recognized on loan payoffs increased $8,000, or 66.7%, to $20,000 from $12,000 for the corresponding period in 2010. The level of interest and fee income recognized on loan payoffs varies for numerous reasons. When a loan is paid off, the excess of any cash received over the carrying value is considered in the assessment of the gain or loss on loans. The following table sets forth, for the periods indicated, the components of interest and fees on loans. There can be no assurance regarding future interest income, including the yields and related level of such income, or the relative portion attributable to loan payoffs as compared to other sources.

	Three Months Ended June 30,
	2011		2010
	Interest Income	Yield	Interest Income	Yield
	(In Thousands)
Regularly scheduled interest and accretion income	$260	3.69%	$471	4.72%
Interest and fee income recognized on loan pay-offs:
Accretable discount	20	0.28	12	0.12
Other interest and fee income	—	—	—	—
	20	0.28	12	0.12
Total interest from loans	$280	3.97%	$483	4.84%

The amount of loan pay-offs and related discount income is influenced by several factors, including the interest rate environment, the real estate market in particular areas, the timing of transactions, and circumstances related to individual borrowers and loans. The amount of individual loan payoffs can be the result of negotiations between us and the borrower.

Operating expenses

Loan servicing and advisory expenses decreased $10,000, or 8.6%, to $106,000 for the three months ended June 30, 2011 from $116,000 in the same period in 2010. The decrease in the second quarter was primarily due to decreases in the UPB of the loan portfolio.

Other general and administrative expenses increased $50,000, or 37.6% to $183,000 for the three months ended June 30, 2011 from $133,000 in the same period in 2010. The net increase in 2011 was primarily attributable to an increase in fees for professional services partially offset by a reduction in expenses for printing and mailing statements to borrowers.

Dividend Payments

On June 26, 2009, the OTS notified Aurora Bank that, as a result of the Order and the PCA, the approval or non-objection of the OTS would be required prior to declaration and payment of dividends by EOS. The OTS required Aurora Bank to submit a formal request for non-objection determination to permit the payment of dividends by EOS.

During the first quarter of 2011, we submitted a formal request for non-objection to the OTS to declare dividends that would be payable for the first quarter of 2011. The OTS had not issued a ruling on our request prior to the filing of our quarterly report on Form 10-Q for the period ended March 31, 2011, and as a result, dividends were not declared for the first quarter of 2011. On July 12, 2011, the OTS granted a non-objection determination for the declaration of preferred stock dividends. On July 13, 2011, the Board of Directors declared dividends for the second quarter of 2011 on Series B cumulative preferred stock of $40.00 per share and on Series D non-cumulative preferred stock of $0.53125 per share for a total of $37,000 in dividends for Series B preferred stockholders and $797,000 in dividends for Series D preferred stockholders.

As of June 30, 2011, there were dividends in arrears of $38,000 related to our Series B preferred stock. This was because the OTS had not yet issued a determination on our request and as such, the Board of Directors had not declared any dividends for either the first or second quarters of 2011. Dividends on the Series D preferred stock are non-cumulative and as such, there were no dividends in arrears.

Aurora Bank and EOS will continue to work for the resumption of normal payment of dividends with the OCC. However, there is no assurance that the OCC will approve any request to declare dividends. Failure to permit the distribution of sufficient dividends will cause EOS to fail to qualify as a REIT. If EOS no longer qualifies as a REIT, we will be subject to federal and state income taxes in the tax year when loss of REIT status occurs and in years thereafter. Notwithstanding future regulatory approval, any future dividends will be payable only when, as and if declared by the Board of Directors.

Results of Operations for the Six Months Ended June 30, 2011 and 2010

Interest income

The yields on our interest-earning assets are summarized as follows:

	Six Months Ended June 30,
	2011			2010
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
	(In Thousands)			(In Thousands)
Loans (1)	$29,138	$641	4.40%	$41,248	$1,119	5.43%
Interest-bearing deposits	63,984	214	0.67	53,580	79	0.30
Total interest-earning assets	$93,122	$855	1.84%	$94,828	$1,198	2.53%

(1) For purposes of providing a meaningful yield comparison, the foregoing table reflects the UPB for loans and not the fair value of the loan portfolio. Non-accrual loans are excluded from average balance calculations.

The decline in interest income from the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was the combined result of the decrease in the average balance and yield on loans.

The average balance of the loans for the six months ended June 30, 2011 compared to the corresponding period in 2010 declined by $12.1 million. This decrease is primarily attributable to loan payoffs. The yield on the loan portfolio decreased 1.03% in the six months ended June 30, 2011 compared to the corresponding period in 2010. The yield from regularly scheduled interest and accretion income decreased to 4.12% for the six months ended June 30, 2011 from 4.83% for the same period in 2010 primarily due to a decrease in the weighted average interest rate on adjustable rate loans.

For interest-bearing deposits, the increase in the average balance was mainly due to cash flows from loan repayments slightly offset by operating expenses and dividends. The average rate earned on interest-bearing deposits increased 0.37% in the six months ended June 30, 2011 compared to the corresponding period in 2010. The cash is held in a money market account with variable rates which increased during the second quarter of 2011.

For the six months ended June 30, 2011, interest and fee income recognized on loan payoffs decreased $84,000, or 67.7%, to $40,000 from $124,000 for the corresponding period in 2010. The level of interest and fee income recognized on loan payoffs varies for numerous reasons. When a loan is paid off, the excess of any cash received over the carrying value is considered in the assessment of the gain or loss on loans. The following table sets forth, for the periods indicated, the components of interest and fees on loans. There can be no assurance regarding future interest income, including the yields and related level of such income, or the relative portion attributable to loan payoffs as compared to other sources.

	Six Months Ended June 30,
	2011		2010
	Interest Income	Yield	Interest Income	Yield
	(In Thousands)
Regularly scheduled interest and accretion income	$601	4.12%	$995	4.83%
Interest and fee income recognized on loan pay-offs:
Accretable discount	40	0.28	124	0.60
Other interest and fee income	—	—	—	—
	40	0.28	124	0.60
Total interest from loans	$641	4.40%	$1,119	5.43%

The amount of loan pay-offs and related discount income is influenced by several factors, including the interest rate environment, the real estate market in particular areas, the timing of transactions, and circumstances related to individual borrowers and loans. The amount of individual loan payoffs can be the result of negotiations between us and the borrower. Based upon credit risk analysis and other factors, we will, in certain instances, accept less than the full amount contractually due in accordance with the loan terms.

Operating expenses

Loan servicing and advisory expenses decreased $29,000, or 11.9%, to $215,000 for the six months ended June 30, 2011 from $244,000 in the same period in 2010. The decrease in 2011 was primarily due to decreases in the UPB of the loan portfolio.

Other general and administrative expenses increased $63,000, or 22.7% to $341,000 for the six months ended June 30, 2011 from $278,000 in the same period in 2010. The net increase in 2011 was primarily attributable to an increase in fees for professional services partially offset by a reduction in expenses for printing and mailing statements to borrowers.

Dividend Payments

On June 26, 2009, the OTS notified Aurora Bank that, as a result of the Order and the PCA, the approval or non-objection of the OTS would be required prior to declaration and payment of dividends by EOS. The OTS required Aurora Bank to submit a formal request for non-objection determination to permit the payment of dividends by EOS.

During the first quarter of 2011, we submitted a formal request for non-objection to the OTS to declare dividends that would be payable for the first quarter of 2011. The OTS had not issued a ruling on our request prior to the filing of our quarterly report on Form 10-Q for the period ended March 31, 2011, and as a result, dividends were not declared for the first quarter of 2011. On July 12, 2011, the OTS granted a non-objection determination for the declaration of preferred stock dividends. On July 13, 2011, the Board of Directors declared dividends for the second quarter of 2011 on Series B cumulative preferred stock and on Series D non-cumulative preferred stock.

Financial Condition

Interest-bearing Deposits with Parent

Interest-bearing deposits with parent consist entirely of money market accounts. The balance of interest-bearing deposits increased $2.8 million to $65.2 million as of June 30, 2011 compared to $62.4 million as of December 31, 2010. The increase in the balance of interest-bearing deposits is the result of cash flows from loan repayments.

Loan Portfolio

The loan portfolio is summarized as follows:

	June 30, 2011		December 31, 2010
	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
	(In Thousands)
Mortgage loans:
Commercial real estate	$6,100	28.2%	$6,866	28.1%
Multi-family residential	795	3.7	850	3.5
One-to-four family residential	14,742	68.1	16,724	68.4
Total	$21,637	100.0%	$24,440	100.0%

We have historically acquired primarily performing commercial real estate and multi-family residential mortgage loans in accrual status. During 2011 and 2010, EOS did not acquire any loans.

Non-accrual loans, net of discount, totaled $584,000 as of June 30, 2011, representing three loans and three borrowers. Non-accrual loans, net of discount, totaled $916,000 as of December 31, 2010, representing eight loans and eight borrowers. Loans generally are placed on non-accrual status and the accrual of interest is generally discontinued when the collectability of principal and interest is not probable or estimable and generally occurs when the loan is ninety days or more past due as to either principal or interest. Unpaid interest income previously accrued on such loans is reversed against current period interest income. Interest payments received on non-accrual loans are recorded as interest income. A loan is returned to accrual status when it is brought current. Loans are charged off when they are determined to be uncollectible.

Cash Flows

	Six Months Ended June 30,
	2011	2010
	(In Thousands)
Net cash provided by operating activities	$3,137	$5,054
Cash provided by investing activities	1,242	753
Cash used in financing activities	(1,700)	—
Net change in cash and cash equivalents	$2,679	$5,807

Net cash provided by operating activities decreased by $1.9 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, primarily attributable to lower loan repayments for loans carried at fair value and lower interest income.

Cash provided by investing activities increased by $489,000 for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, primarily attributable to increased loan repayments from loans carried at lower of accreted cost or market.

Cash used in financing activities decreased $1.7 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, due to the payments of common and preferred stock dividends that occurred during the six months ended June 30, 2011 but did not occur during the six months ended June 30, 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Interest Rate Risk

The majority of our loan portfolio consists of variable rate loans with contractual interest rates that are affected by changes in market interest rates. Falling interest rates would tend to reduce the amount of interest earned on our interest-bearing cash deposits, which could negatively impact the amount of cash available to pay dividends on preferred stock and common stock. We are not able to precisely quantify the potential impact on operating results or funds available for distribution to stockholders from material changes in interest rates.

Significant Concentration of Credit Risk

We had cash and cash equivalents of $65.2 million as of June 30, 2011. These funds were held in interest-bearing accounts with Aurora Bank. The Federal Deposit Insurance Corporation (“FDIC”) provides coverage on these accounts which as of June 30, 2011 was limited to $250,000. Cash in excess of FDIC coverage limitations is subject to credit risk.

On July 19, 2011, we executed an Asset Sale Agreement with Aurora Bank to purchase certain mortgage backed securities from Aurora Bank. In accordance with the terms of this agreement, we purchased $47.6 million in mortgage backed securities at current fair value. Investments in mortgage backed securities are subject to credit risk.

Concentration of credit risk of our loan portfolio primarily arises with respect to the geographical distribution. Our balance sheet exposure to geographic concentration directly affects the credit risk of the loans within our loan portfolio. At June 30, 2011, 39.3% of the carrying value of our mortgage loans consisted of loans collateralized by properties located in California. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political or business developments or natural hazards in California that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages. The housing and real estate sectors in California have been particularly impacted by the recession with higher overall foreclosure rates than the national average. If California experiences further adverse economic, political or business conditions, or natural hazards, we will likely experience higher rates of loss and delinquency on our mortgage loans than if our loans were more geographically diverse.

Liquidity Risk Management

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of our financial commitments. Our principal liquidity need is to pay dividends on our preferred shares and common shares, however, our payment of dividends is currently subject to OCC approval.

If and to the extent that any additional assets are acquired in the future, such acquisitions are intended to be funded primarily through cash on hand and repayment of UPB of loans by individual borrowers. We do not have and do not anticipate having any material capital expenditures. To the extent that the Board of Directors determines that additional funding is required, we may raise such funds through additional equity offerings, debt financing or retention of cash flow (after consideration of provisions of the Internal Revenue Code requiring the distribution by a REIT of at least 90% of our net taxable income, excluding net capital gains, and taking into account taxes that would be imposed on undistributed income), or a combination of these methods. We do not currently intend to incur any indebtedness. Our organizational documents limit the amount of indebtedness which we are permitted to incur without the approval of the Series D preferred stockholders to no more than 100% of total stockholders’ equity. Any such debt may include intercompany advances made by Aurora Bank to us.

We may also issue additional series of preferred stock, subject to OCC approval. However, we may not issue additional shares of preferred stock ranking senior to the Series D preferred stock without the consent of holders of at least two-thirds of the Series D preferred stock outstanding at that time. Although our charter does not prohibit or otherwise restrict Aurora Bank or its affiliates from holding and voting shares of Series D preferred stock, to our knowledge, there were no shares of Series D preferred stock held by Aurora Bank or its affiliates as of June 30, 2011. Additional shares of preferred stock ranking on parity with the Series D preferred stock may not be issued without the approval of a majority of our independent directors (as defined in our charter).

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

Various information shown elsewhere in this interim report will assist the reader in understanding how we are positioned to react to changing interest rates and inflationary trends. In particular, the discussion of market risk and other maturity and repricing information of our assets is contained in “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below.

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

Our methods for evaluating interest rate risk include an analysis of our interest-earning assets maturing or repricing within a given time period. As of June 30, 2011, only interest-earning assets were evaluated as we have no interest-bearing liabilities.

The following table sets forth our interest-rate-sensitive assets categorized by repricing or maturity dates and weighted average yields at June 30, 2011. For fixed rate instruments, the repricing date is the maturity date. For adjustable-rate instruments, the repricing date is deemed to be the earliest possible interest rate adjustment date. Assets that are subject to immediate repricing are placed in the overnight column. The adjustable-rate loans within our portfolio are repriced based on 1 year LIBOR and 1 year Constant Maturity Treasury Rates.

	June 30, 2011
	Overnight	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Four Years	Over Four to Five Years	Over Five Years	Total	Fair Value
	(In Thousands)
Interest-bearing deposits	$65,248	$—	$—	$—	$—	$—	$—	$65,248	$65,248
	1.03%

Fixed-rate loans (1)	—	1,032	856	848	732	641	4,275	8,384	6,082
		4.64%	4.52%	4.67%	5.03%	4.58%	4.41%

Adjustable-rate loans (1)	—	19,422	—	—	—	—	—	19,422	14,971
		3.34%

Total rate-sensitive assets	$65,248	$20,454	$856	$848	$732	$641	$4,275	$93,054	$86,301

(1) Loans are presented at UPB and exclude non-accrual loans.

At June 30, 2011, the fair value of net loans was $21.1 million with a UPB of $27.8 million and 71% of the fair value of loans in accrual status of our portfolio were floating rate loans with contractual interest rates that may fluctuate based on changes in market interest rates. Based on our experience, management applies the assumption that, on average, 33.3% and 11.1% of residential and commercial loans, respectively, will prepay annually. The fair value of interest-bearing deposits approximates carrying value.

Item 4. Controls and Procedures

Our management, with the participation of our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2011. Based on this evaluation, our President and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were (1) designed to ensure that material information relating to EOS is made known to the President and Chief Financial Officer by others within the entity, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

No change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No additional risk factors have emerged during the quarter ended June 30, 2011.

Item 2. Unregistered Sales of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. (Removed and Reserved)

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1	Asset Sale Agreement dated July 28, 2011 between EOS and Aurora Bank *

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the President.

31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350 of the President and Chief Financial Officer.

* Incorporated by reference herein from the exhibit of the same description filed on August 3, 2011 on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, EOS Preferred Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EOS PREFERRED CORPORATION

Date: August 12, 2011	By:	/s/ Brian Kuelbs
Brian Kuelbs
President (Principal Executive Officer)

Date: August 12, 2011	By:	/s/ Robert J. Leist, Jr.
Robert J. Leist, Jr.
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Item
10.1	Asset Sale Agreement dated July 28, 2011 between EOS and Aurora Bank *
31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the President.
31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the Chief Financial Officer.
32	Certification pursuant to 18 U.S.C. Section 1350 of the President and Chief Financial Officer.

* Incorporated by reference herein from the exhibit of the same description filed on August 3, 2011 on Form 8-K.