Form 10-Q
period 2011-09-30
EOS Preferred Corp
filed 2011-11-14
CIK 1072806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

The number of shares outstanding of the registrant’s sole class of common stock was 100 shares, $.01 par value per share, as of November 11, 2011. No common stock was held by non-affiliates of the issuer.

EOS Preferred Corporation

PART I

Item 1. Condensed Financial Statements

EOS Preferred Corporation
Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
	(In Thousands)
ASSETS
Cash account with parent	$—	$184
Interest-bearing deposits with parent	22,902	62,385
Total cash and cash equivalents	22,902	62,569
Investments at fair value	44,939	—
Loans at fair value	12,562	16,505
Loans at lower of accreted cost or market value	6,216	7,935
Total loans	18,778	24,440
Real estate acquired through foreclosure	173	—
Accrued interest receivable	271	213
Other assets	8	—
Total assets	$87,071	$87,222

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses and other liabilities	$88	$957
Accounts payable to parent	269	989
Total liabilities	357	1,946
Stockholders’ equity:
Preferred stock, Series B, 8% cumulative, non-convertible; $.01 par value; $1,000 liquidation value per share plus accrued dividends; 1,000 shares authorized, 937 shares issued and outstanding	—	—
Preferred stock, Series D, 8.50% non-cumulative, exchangeable; $.01 par value; $25 liquidation value per share; 1,725,000 shares authorized, 1,500,000 shares issued and outstanding	15	15
Common stock, $.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	95,320	95,320
Accumulated deficit	(8,621)	(10,059)
Total stockholders’ equity	86,714	85,276
Total liabilities and stockholders’ equity	$87,071	$87,222

See accompanying notes to condensed financial statements.

EOS Preferred Corporation
Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands)		(In Thousands)
Interest income:
Interest on investments	$305	$—	$305	$—
Interest and fees on loans	397	420	1,038	1,539
Interest on interest-bearing deposits	75	45	289	124
Total interest income	777	465	1,632	1,663

Unrealized losses on investments	(8)	—	(8)	—
Realized and unrealized gains on loans	4	2,715	1,386	5,236
Net realized and unrealized gains (losses)	(4)	2,715	1,378	5,236

Revenue	773	3,180	3,010	6,899

Operating expenses:
Loan servicing and advisory services	104	115	319	358
Other general and administrative	78	150	419	430
Total operating expenses	182	265	738	788
Net income	591	2,915	2,272	6,111

Preferred stock dividends declared	834	909	834	909
Net income (loss) available to common stockholder	$(243)	$2,006	$1,438	$5,202

See accompanying notes to condensed financial statements.

EOS Preferred Corporation
Statements of Changes in Stockholders’ Equity
(Unaudited)

	Nine Months ended September 30, 2011
	Preferred Stock		Preferred Stock				Additional	Retained Earnings /	Total
	Series B		Series D		Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
	(In Thousands except share data)
Balance at December 31, 2010	1	$—	1,500	$15	—	$—	$95,320	$(10,059)	$85,276
Net income	—	—	—	—	—	—	—	2,272	2,272
Cumulative dividends declared on preferred stock, Series B	—	—	—	—	—	—	—	(37)	(37)
Dividends declared on preferred stock, Series D	—	—	—	—	—	—	—	(797)	(797)
Balance at September 30, 2011	1	$—	1,500	$15	—	$—	$95,320	$(8,621)	$86,714

	Nine Months ended September 30, 2010
	Preferred Stock		Preferred Stock				Additional	Retained Earnings /	Total
	Series B		Series D		Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit)	Amount	Capital	Deficit)	Equity
	(In Thousands except share data)
Balance at December 31, 2009	1	$—	1,500	$15	—	$—	$95,320	$(13,640)	$81,695
Net income	—	—	—	—	—	—	—	6,111	6,111
Cumulative dividends declared on preferred stock, Series B	—	—	—	—	—	—	—	(112)	(112)
Dividends declared on preferred stock, Series D	—	—	—	—	—	—	—	(797)	(797)
Dividends declared on common stock	—	—	—	—	—	—	—	(1,467)	(1,467)
Balance at September 30, 2010	1	$—	1,500	$15	—	$—	$95,320	$(9,905)	$85,430

See accompanying notes to condensed financial statements.

EOS Preferred Corporation
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(In Thousands)
Cash flows from operating activities:
Net income	$2,272	$6,111

Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized losses on investments	8	—
Realized and unrealized gains on loans	(1,386)	(5,236)
Increase (decrease) in accrued interest and other receivables	(66)	258
Change in accrued expenses and other liabilities and accounts payable to parent	111	75
Loan repayments from loans at fair value	4,550	8,433
Net cash provided by operating activities	5,489	9,641

Cash flows from investing activities:
Purchase of investments at fair value	(46,901)	—
Proceeds from repayments of investments	1,954	—
Loan repayments from loans at lower of accreted cost or market value	2,111	1,099
Proceeds from sale of repossessed asset	214	—
Cash (used in) provided by investing activities	(42,622)	1,099

Cash flows from financing activities:
Payment of common stock dividends	(884)	—
Payment of preferred stock dividends	(1,650)	—
Cash used in financing activities	(2,534)	—

Net change in cash and cash equivalents	(39,667)	10,740
Cash and cash equivalents at beginning of period	62,569	51,823

Cash and cash equivalents at end of period	$22,902	$62,563

Supplemental cash flow information:
Repossessed assets acquired through foreclosure	$273	$—

See accompanying notes to condensed financial statements.

EOS Preferred Corporation
Notes to Condensed Financial Statements
Three and Nine Months Ended September 30, 2011 and 2010

NOTE 1.  ORGANIZATION

EOS Preferred Corporation (referred to hereafter as “the Company”, “EOS”, “we”, “us” or “our”) is a Massachusetts corporation organized on March 20, 1998, to acquire and hold mortgage assets. Our principal business objective is to hold mortgage assets that will generate net income for distribution to stockholders. Aurora Bank, FSB (“Aurora Bank”), a wholly-owned subsidiary of Lehman Brothers Bancorp (“LB Bancorp”) and an indirect wholly-owned subsidiary of Lehman Brothers Holdings Inc. (“LBHI”), owns all of our common stock. EOS became a subsidiary of Aurora Bank on February 14, 2007 when Capital Crossing Bank (“Capital Crossing”) was acquired by Aurora Bank. Prior to the merger with Aurora Bank, we were a subsidiary of Capital Crossing, a federally insured Massachusetts trust company, our corporate name was Capital Crossing Preferred Corporation, and Capital Crossing owned all of our common stock. Effective June 21, 2010, we changed our corporate name to EOS Preferred Corporation.

At the time of the merger Aurora Bank and its subsidiaries were regulated by the Office of Thrift Supervision (“OTS”). Effective July 21, 2011, the OTS was dissolved in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act. All duties previously performed by the OTS were transferred to the Office of the Comptroller of the Currency (“OCC”) and the primary regulator of Aurora Bank became the OCC.

We operate in a manner intended to allow us to be taxed as a real estate investment trust, or a “REIT,” under the Internal Revenue Code of 1986, as amended (the “IRC”). As a REIT, EOS will not be required to pay federal or state income tax if we distribute our earnings to our shareholders and continue to meet a number of other requirements.

In addition to the common stock held by Aurora Bank, there are two classes of preferred stock which are issued and outstanding.

On March 31, 1998, Capital Crossing Bank capitalized the Company by transferring mortgage loans valued at $140.7 million in exchange for 1,000 shares of 8% Cumulative Non-Convertible Preferred Stock, Series B (“Series B preferred stock”), valued at $1.0 million and 100 shares of our common stock valued at $139.7 million. The carrying value of these loans approximated their fair values at the date of contribution.

On May 11, 2004, we closed our public offering of 1,500,000 shares of 8.50% Non-Cumulative Exchangeable Preferred Stock, Series D (“Series D preferred stock”). Our net proceeds from the sale of Series D preferred stock was $35.3 million. As of July 15, 2009, the Series D became redeemable at our option with the prior consent of the OCC and/or the Federal Deposit Insurance Corporation (the “FDIC”).

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

Business

Our principal business objective is to hold mortgage assets that will generate net income for distribution to stockholders. We hold one-to-four family residential loans and commercial real estate loans in various cities in the United States. All of the mortgage assets in our loan portfolio at September 30, 2011 were acquired from Capital Crossing Bank or Aurora Bank and it is anticipated that substantially all additional mortgage assets, if any are acquired in the future, will be acquired from Aurora Bank. Aurora Bank administers our day-to-day activities in its roles as servicer under the Master Service Agreement (“MSA”) entered into between Aurora Bank and EOS and as advisor under the Advisory Agreement (“AA”) entered into between Aurora Bank and EOS.

We also hold investments in non-agency residential mortgage-backed securities (“MBS”). These investments were acquired at the then current fair value in July 2011 from Aurora Bank and it is anticipated that additional investments in MBS, if any are acquired in the future, will be acquired from Aurora Bank.

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

Investments at fair value

The investments in our portfolio are comprised of non-agency residential MBS which are classified as available for sale. The investment portfolio is a component of the asset/liability management process of Aurora Bank who manages these investments to maximize portfolio yield within capital risk limits approved by Aurora Bank’s Board of Directors as monitored by the Asset / Liability Management Committee (“ALCO”) of Aurora Bank.

We have elected the fair value option for our investments which are determined primarily based on quotes received from third parties and other information available from primary and secondary markets. We recognize unrealized gains and losses from changes in fair value. We recognize realized gains and losses on the sale or maturity of these securities using the specific identification method. We report both realized and unrealized gains and losses on investments on the Statements of Operations. Unamortized premiums and discounts are recognized in Interest on investments on the Statements of Operations using the effective interest method over the contractual life of the security, as adjusted for expected prepayments. See Notes 4 and 6 for more information.

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

Real estate acquired through foreclosure

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified separately until sold. Such property is initially recorded at market value less estimated costs to sell and then carried at the lower of cost or market value less estimated costs to sell. The market value of our repossessed residential and commercial assets was estimated based upon real estate appraisals or broker price opinions (“BPO”). Once a property has gone through foreclosure, an appraisal or BPO is ordered and periodically updated. During the quarter ended September 30, 2011, one commercial loan was foreclosed and one residential loan foreclosed in the quarter ended June 30, 2011 was sold.

Revenue Recognition

We recognize interest income on loans as revenue as it is earned. This revenue is included in Interest and fees on loans on the Statements of Operations. Any discount relating to the purchase of the loans by us is recognized when the related loan is paid in full or sold. We recognize interest income on investments as revenue as it is earned. This revenue is included in Interest and fees on investments on the Statements of Operations. Unamortized premiums and discounts are recognized in Interest on investments on the Statement of Operations using the effective interest method over the contractual life of the security, as adjusted for expected prepayments.

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

As of September 30, 2011, management evaluated the quantitative and qualitative requirements for REIT status and believes that we qualify as a REIT for federal and state income tax purposes. We have not recorded any uncertain tax positions, we do not have any unrecognized tax positions as of September 30, 2011, and we do not anticipate any material change with respect to tax positions during the next 12 months. We are subject to examination by the respective taxing authorities for the tax years 2007 to 2010. Our policy is to include interest and penalties related to income taxes in Other general and administrative expense if applicable and there was no such expense for 2011 or 2010.

Significant Concentration of Credit Risk

We had cash and cash equivalents of $22.9 million as of September 30, 2011. These funds were held in an interest-bearing account with Aurora Bank. FDIC coverage on these accounts as of September 30, 2011 was limited to $250,000. Cash in excess of FDIC coverage limitations is subject to credit risk.

As to the investment portfolio, we hold investments in specific tranches of larger securitization trusts. Each tranche has unique credit characteristics and the securitization trusts have defined seniority levels for each tranche within their trust for the allocation of loan repayments and losses, commonly referred to as the waterfall. The concentration of credit risk arises with respect to our position within the waterfall. Aurora Bank actively monitors the credit condition of the collateral underlying our MBS investments and makes recommendations regarding hold or sell determinations.

Concentration of credit risk is present for our investment and loan portfolios with respect to geographical distribution. The collateral underlying the holdings in our investment portfolio and our loan portfolio is primarily real property located in California. As of September 30, 2011, this geographical concentration was 41.7% of the weighted average carrying value of our investment portfolio and 41.9% of the carrying value of our loan portfolio, respectively. Consequently, these assets may experience a higher default rate in the event of adverse economic, political or business developments or natural hazards in California that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages. The housing and real estate sectors in California have been particularly impacted by the recession with higher overall foreclosure rates than the national average. If California experiences further adverse economic, political or business conditions, or natural hazards, we will potentially experience loss of interest and principal on our investment portfolio and higher rates of loss and delinquency on our mortgage loans than if the underlying loans were more geographically diverse.

Subsequent Events

We assessed events that occurred subsequent to September 30, 2011 for potential disclosure and recognition on the financial statements. No additional events have occurred that would require disclosure in or adjustment to our financial statements.

Recent Accounting Pronouncements

In January 2011, the FASB issued a temporary deferral of the effective date of disclosures about troubled debt restructurings. This delayed the effective date until this interim period ending September 30, 2011. As our loan portfolio is either recorded at fair value or the lower of accreted cost or market value, this new guidance had no impact on our results of operations or financial position.

In April 2011, the FASB issued a standards update on troubled debt restructurings. The standards update clarified guidance on a creditor’s evaluation of whether (1) it has granted a concession and (2) a debtor is experiencing financial difficulties. This update is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. We have evaluated the impact of this update on our financial statements and as our loan portfolio is either recorded at fair value or the lower of accreted cost or market value, this new guidance had no impact on our results of operations or financial position. None of the loans in our portfolio had their terms modified during the nine months ended September 30, 2011.

In May 2011, the FASB issued a standards update to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards (“IFRS”). The standards update modifies the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. It also clarifies the existing fair value measurement requirements. The standards update expands disclosures about fair value measurements, including additional disclosures regarding the valuation process for fair value measurements categorized as Level 3 of the fair value hierarchy, the use of a nonfinancial asset in a way that differs from the asset’s best use when that asset is measured at fair value, and the categorization by level of the fair value hierarchy for items that are not measured at fair value on the balance sheet but for which the fair value is required to be disclosed. This update to the standards is effective for our interim period ending March 31, 2012. We are evaluating the impact of this update on our financial statement disclosures.

NOTE 3.  BANKRUPTCY OF LBHI AND REGULATORY ACTIONS INVOLVING AURORA BANK

Bankruptcy of Lehman Brothers Holdings Inc.

On September 15, 2008, LBHI, the indirect parent company of Aurora Bank, filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy filing has led to increased regulatory constraints being placed on Aurora Bank by its bank regulatory authorities, primarily the OCC, as successor to the OTS. These constraints apply to Aurora Bank’s subsidiaries, including EOS.

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

Regulatory Actions Involving Aurora Bank

Aurora Bank is subject to regulatory oversight by the OCC, the FDIC and other regulatory agencies. Over time, Aurora Bank has been party to various regulatory actions and of which, the following have had, or, in management’s opinion, are likely to have a direct impact on EOS.

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

Following execution of the Settlement Agreement, on November 30, 2010, Aurora Bank consented to the issuance of an Amended Order to Cease and Desist (the “Amended Order”) issued by the OTS, which amended the Original Order (together, the Original Order and the Amended Order are the “Order”). The Amended Order amended certain requirements for Aurora Bank contained in the Original Order. The provisions in the Original Order that require Aurora Bank to ensure that each of its subsidiaries, including EOS, comply with the Original Order were not amended. These operating restrictions, among other things, restrict transactions with affiliates, capital distributions to shareholders (including redemptions), contracts outside the ordinary course of business, and changes in senior executive officers, board members or their employment arrangements without prior written notice to the OCC.

Under the Order, EOS must continue to seek and receive approval or non-objection from the OCC, as successor to the OTS, for the payment of dividends to our preferred and common shareholders. There is no assurance that the OCC will approve any future request for payment of dividends. As an operating subsidiary of Aurora Bank, EOS remains subject to all of the terms and conditions of the Order which apply to such operating subsidiaries. The Order was still effective as of the date of issuance of this interim report.

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

As of September 30, 2011, as set forth in a public filing with the OCC, Aurora Bank’s capital ratios were above the thresholds required for the “well-capitalized” designation under applicable regulations. Under the CMA, LBHI agreed for the duration of LBHI’s ownership of Aurora Bank to make, if necessary, further capital contributions to Aurora Bank.

Dividend Payments

On June 26, 2009, the OTS notified Aurora Bank that, as a result of the Original Order and the PCA, the approval or non-objection of the OTS would be required prior to payment of dividends by EOS. The OTS required Aurora Bank to submit a formal request for non-objection determination to permit the payment of dividends by EOS. As a result of the notice from the OTS, in 2009 our Board of Directors (the “Board of Directors”) did not declare or pay the Series B and Series D preferred stock dividends that would have been payable for the second, third, and fourth quarters of 2009 and the first and second quarters of 2010. The Board of Directors also did not declare or pay dividends in 2009 on the common stock that would have been payable for 2009.

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

During the first quarter of 2011, we submitted another formal request for non-objection to the OTS to declare dividends. The OTS had not issued a ruling on our request prior to the filing of our quarterly report on Form 10-Q for the period ended March 31, 2011, and as a result, dividends were not declared for the first quarter of 2011. On July 12, 2011, the OTS granted a non-objection determination for the declaration of preferred stock dividends. On July 13, 2011, the Board of Directors declared dividends for the second quarter of 2011 and were comprised of cumulative dividends on the Series B preferred stock of $40.00 per share and non-cumulative dividends on the Series D preferred stock of $0.53125 per share. Dividends were not declared on our common stock.

During the third quarter of 2011, federal regulatory oversight of Aurora Bank and EOS transitioned from the OTS to the OCC. As part of the transition of primary regulators, the OCC, as successor to the OTS, is charged with undertaking a review of various matters impacting Aurora Bank and EOS which includes the payment of dividends to our preferred and common shareholders. The OCC’s review is ongoing and Aurora Bank and EOS continue to work closely with the OCC during the transition period. To date, the approval of the OCC, as successor to the OTS, required by the Amended Order for the payment of dividends to our preferred and common shareholders has not been received. Accordingly, our Board of Directors did not declare or pay a dividend on the Series D preferred stock or the Series B preferred stock, that would have been payable on October 17, 2011. There can be no assurance that approval or non-objection for the payment of future dividends will be received from the OCC or when or if such OCC approval requirement will be removed. Furthermore, any future dividends will be payable only when, as and if declared by the Board of Directors. The terms of the Series D preferred stock provide that dividends on the Series D preferred stock are not cumulative and if no dividend is declared for a quarterly dividend period, the holders of the Series D preferred stock will have no right to receive a dividend for that period, and EOS will have no obligation to pay a dividend for that period, whether or not dividends are declared and paid for any future period.

As of September 30, 2011, there were dividends in arrears of $38,000 related to our cumulative Series B preferred stock. Dividends on the Series D preferred stock are non-cumulative and as such, there were no dividends in arrears.

Aurora Bank and EOS will continue to work with the OCC for the resumption of normal payment of dividends. However, there is no assurance that the OCC will approve any request to pay dividends. Failure to permit the distribution of sufficient dividends will cause EOS to fail to qualify as a REIT. If EOS no longer qualifies as a REIT, we will be subject to federal and state income taxes in the tax year when loss of REIT status occurs and in years thereafter. Notwithstanding future regulatory approval, any future dividends will be payable only when, as and if declared by the Board of Directors.

NOTE 4.  INVESTMENTS AT FAIR VALUE

On July 19, 2011, we executed an Asset Sale Agreement with Aurora Bank to purchase certain MBS from Aurora Bank. In accordance with the terms of this agreement, we purchased $46.9 million in MBS at the then current fair value (and the carrying value of Aurora Bank) with cash that was held in our interest-bearing account. Underlying the holdings in our investment portfolio are pooled residential mortgage loans which are all 30 year adjustable rate mortgages originated in 2006 and 2007. We believe the securities purchased meet REIT eligibility requirements under the IRC.

The following table provides the cost, less cumulative repayments, and fair value for the category of MBS in our portfolio as of September 30, 2011. The net unrealized gains and losses are reported in Unrealized losses on investments on the Statements of Operations.

	Cost less Cumulative Repayments	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Residential mortgage-backed securities	$44,947	$46	$(54)	$44,939

The unrealized gains and losses associated with non-agency residential MBS are primarily driven by collateral losses that are different than originally projected, wider credit spreads, and changes in interest rates.

There were no investments sold during the three or nine months ended September 30, 2011 and there were no realized gains and losses on the investments in the three or nine months ended September 30, 2011.

MBS are comprised of securities not due at a single maturity date and generally have a shorter life than the stated maturity. The actual maturity of a MBS is expected to be less than its stated maturity due to prepayments of the underlying mortgages. Payments that are faster than anticipated may shorten the life of the security and may affect the actual yield based upon any premiums or discounts included in the initial purchase price. The weighted-average yield is computed using the contractual coupon of each security weighted based on the fair value of each security and was 3.75% at September 30, 2011.

NOTE 5.  LOANS

We use the term “carrying value” to reflect loans valued at the lower of their accreted cost or market value, or at their fair value, as applicable to the individual loans’ valuation method as selected by us in accordance with accounting standards.

A summary of the carrying value and unpaid principal balance (“UPB”) of loans by valuation method and in total is as follows:

	September 30, 2011		December 31, 2010
	Carrying Value	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance
	(In Thousands)

One-to-four family residential at fair value	$12,562	$16,996	$16,505	$22,048

Commercial real estate at lower of accreted cost or market value (1)	5,391	7,515	6,866	9,504
Multi-family residential at lower of accreted cost or market value (1)	681	792	850	1,034
One-to-four family residential at lower of accreted cost or market value (1)	144	176	219	272
Total loans at lower of accreted cost or market value	6,216	8,483	7,935	10,810

Total	18,778	25,479	24,440	32,858

(1)
The table compares the carrying value of these loans against UPB. These loans are carried at the lower of accreted cost or market value and the carrying value cannot exceed the cost of these loans which for all loans is less than UPB.

A summary of the loans on non-accrual status is as follows:

	September 30, 2011		December 31, 2010
	Carrying Value	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance
	(In Thousands)
Mortgage loans on non-accrual status:
Commercial real estate	$490	$549	$692	$802
Multi-family residential	—	—	—	—
One-to-four family residential	—	—	224	337
Total loans on non-accrual status	$490	$549	$916	$1,139

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands)
Average carrying value of non-accrual loans	$537	$940	$703	$759

There were three loans representing three borrowers in non-accrual status and eight loans representing eight borrowers in non-accrual status, as of September 30, 2011 and December 31, 2010, respectively.

NOTE 6.  FAIR VALUE MEASUREMENTS

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

Investments

The fair value of our investments portfolio was estimated based upon calculations prepared using a pricing model with inputs that can be derived principally from or corroborated by observable market data. Available market information used in the pricing model includes benchmark yields, prepayment speeds, spreads, and volatility of similar securities. Management also considers available market information and quotes received from third party sources.

In the fair value determination at September 30, 2011, all of our investments were categorized as Level 2.

Loans

Effective November 1, 2009, EOS and Aurora Bank entered into and consummated the November Asset Exchange pursuant to which we agreed to an exchange of loans with Aurora Bank. As of September 30, 2011, we continue to report the portion of the loan assets that were retained from the November Asset Exchange at the lower of their accreted cost or market value and these loans are reflected in Loans at lower of accreted cost or market value on the Balance Sheet. For these retained loans, the carrying value of the loans will be recognized only up to the cost on the date they were classified as held for sale. We have elected the fair value option for the loans that were received from the November Asset Exchange and these loans are reflected in Loans at fair value on the Balance Sheet. For these acquired loans, the carrying value of the loans will be equivalent to fair value which may reflect an unrealized gain or loss relative to the cost of the loans. Such recognition is included in the determination of net income in the period in which the change occurred.

At September 30, 2011 and December 31, 2010, the fair value of our loan portfolio was estimated based upon various cash flow models to price the portfolio. These models consider significant inputs such as loan type, loan age, loan to value ratio, payment history, and property location, as well as significant assumptions such as estimated rates of loan delinquency, potential recovery, discount rate, and the impact of interest rate reset. Recent trade quotes or prices are identified in estimating the amount at which a third party might purchase the loans and their yield requirements. Management also considers market information and quotes received from third parties, when available. The valuation of the loan portfolio involves management’s use of estimates and judgment, the degree of which is dependent on the terms of the loans and the availability of market prices and inputs.

In the fair value determination at September 30, 2011 and 2010, all of our loans were categorized as Level 3.

The tables presented below summarize the change in the balance sheet carrying value during the three and nine months ended September 30, 2011 and 2010 for Level 3 assets measured at fair value on a recurring basis.

	Balance	Three Months Ended September 30, 2011				Balance
	June 30,	Transfers			Net	September 30,
	2011	In (Out) (1)	Payments	Settlements (2)	Losses (3)	2011
	(In Thousands)
Commercial real estate loans	$6,099	$—	$(484)	$(146)	$(78)	$5,391
Multi-family residential loans	795	—	(165)	—	51	681
One-to-four family residential loans	14,743	—	(1,936)	—	(101)	12,706
Total	$21,637	$—	$(1,585)	$(146)	$(128)	$18,778

	Balance	Three Months Ended September 30, 2010				Balance
	June 30,	Transfers			Net	September 30,
	2010	In (Out) (1)	Payments	Settlements (2)	Gains (3)	2010
	(In Thousands)
Commercial real estate loans	$6,642	$—	$(236)	$—	$539	$6,945
Multi-family residential loans	705	—	(79)	—	69	695
One-to-four family residential loans	19,955	—	(4,175)	—	2,107	17,887
Total	$27,302	$—	$(4,490)	$—	$2,715	$25,527

	Balance	Nine Months Ended September 30, 2011				Balance
	December 31,	Transfers				September 30,
	2010	In (Out) (1)	Payments	Settlements (2)	Net Gains(3)	2011
	(In Thousands)
Commercial real estate loans	$6,866	$—	$(1,630)	$(146)	$301	$5,391
Multi-family residential loans	850	—	(225)	—	56	681
One-to-four family residential loans	16,724	—	(4,815)	(232)	1,029	12,706
Total	$24,440	$—	$(6,670)	$(378)	$1,386	$18,778

	Balance	Nine Months Ended September 30, 2010				Balance
	December 31,	Transfers			Net	September 30,
	2009	In (Out) (1)	Payments	Settlements (2)	Gains (3)	2010
	(In Thousands)
Commercial real estate loans	$6,380	$—	$(901)	$—	$1,466	$6,945
Multi-family residential loans	693	—	(140)	—	142	695
One-to-four family residential loans	22,750	—	(8,491)	—	3,628	17,887
Total	$29,823	$—	$(9,532)	$—	$5,236	$25,527

(1) Transfers are recognized on the actual date of the event or change in circumstances that caused the transfer.

(2) Settlements include loans which were foreclosed.

(3) Net gains and net losses are included in Realized and unrealized gains on loans on the Statements of Operations. This includes gains and losses from changes in the fair value of loans along with gains from the sale of repossessed assets.

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

In addition to the fair value of our investments and loans, as discussed above, the following methods and assumptions were used by us in estimating fair value of our other financial assets:

•	Cash and cash equivalents: The carrying value of cash and interest-bearing deposits approximate fair value because of the short-term nature of these instruments.

•	Accrued interest receivable: The carrying value of accrued interest receivable approximates fair value because of the short-term nature of these financial instruments.

The estimated fair values, and related carrying value, of our financial assets are as follows:

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)
Cash and cash equivalents	$22,902	$22,902	$62,569	$62,569
Investments	44,939	44,939	—	—
Loans	18,778	18,778	24,440	24,440
Accrued interest receivable	271	271	213	213

NOTE 7.  RELATED PARTY TRANSACTIONS

Aurora Bank administers our day-to-day activities in its roles as servicer under the MSA and as advisor under the AA. Both the MSA and the AA were amended effective January 1, 2010. The management fee under the amended AA is $25,000 per month. Servicing and advisory fees for the quarters ended September 30, 2011 and 2010 totaled $104,000 and $115,000, respectively, and were recorded in Loan servicing and advisory services on the Statements of Operations and within Accounts payable to parent on the Balance Sheets. The servicing and advisory fees for the nine months ended September 30, 2011 and 2010 totaled $319,000 and $358,000, respectively. Also included within the balances of Accounts payable to parent of $269,000 and $87,000, as of September 30, 2011 and December 31, 2010, respectively, are payables to Aurora Bank and subsidiaries as they process payments to third parties for us. Dividends payable to parent as of September 30, 2011 and December 31, 2010 were $0 and $902,000, respectively, and were recorded in Accounts payable to parent on the Balance Sheets.

Our cash and cash equivalents balances of $22.9 million and $62.6 million at September 30, 2011 and December 31, 2010, respectively, consisted entirely of deposits with Aurora Bank.

Our investment portfolio was purchased from Aurora Bank in July 2011 at the then current fair value (and the carrying value of Aurora Bank) of $46.9 million with cash that was in our account with Aurora Bank. The fair value of the investment portfolio was $44.9 million at September 30, 2011.

All of the mortgage assets in our loan portfolio as of September 30, 2011 were purchased from Capital Crossing or Aurora Bank. No loans were purchased or contributed from Aurora Bank in 2011 or 2010.

The following table summarizes capital transactions between us and Aurora Bank, our sole common shareholder and parent:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands)
Common stock dividends paid to parent	$—	$1,467	$—	$1,467
Series B preferred stock dividends paid to parent	37	108	37	108

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report for EOS Preferred Corporation (hereafter referred to as “EOS”, “the Company”, “we”, “us”, or “our”) contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could” are intended to identify such forward-looking statements. These statements are not historical facts, but instead represent our current expectations, plans or forecasts of our future results, growth opportunities, business outlook, loan growth, credit losses, liquidity position and other similar matters, including, but not limited to, the potential impact on EOS from the required sale or dissolution of Aurora Bank FSB (“Aurora Bank”) within defined time frames; the ability to pay dividends with respect to the Series B and Series D preferred stock; future bank regulatory actions that may impact us; and the effect of the bankruptcy of Lehman Brothers Holdings Inc. (“LBHI”; LBHI with its subsidiaries, “Lehman Brothers”) on us. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond our control. Actual outcomes and results may differ materially from those expressed in, or implied by, any forward-looking statement. You should not place undue reliance on any forward-looking statement and should consider all uncertainties and risks, including, among other things, the risks set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2010, as well as those discussed in any of our other subsequent Securities and Exchange Commission filings. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

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

Effective July 21, 2011, the Office of Thrift Supervision (“OTS”) was dissolved in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act. All duties previously performed by the OTS were transferred to the Office of the Comptroller of the Currency (“OCC”) and the primary regulator of Aurora Bank became the OCC.

On July 19, 2011, we executed an Asset Sale Agreement with Aurora Bank to purchase certain non-agency mortgage-backed securities (“MBS”) from Aurora Bank. In accordance with the terms of this agreement, we purchased $46.9 million in MBS at the then current fair value (and the carrying value of Aurora Bank) with cash that was held in our interest-bearing account. Underlying the holdings in our investment portfolio are pooled residential mortgage loans which are all 30 year adjustable rate mortgages originated in 2006 and 2007. We believe the securities purchased meet REIT eligibility requirements under the IRC. These investments are carried at fair value and classified as available for sale. The yield on these securities is expected to exceed the yield obtained from cash held in the interest-bearing account as approximately 76% of the fair value of the investment portfolio as of September 30, 2011 was held in securities with a fixed coupon rate of 3.50%. There were no investments sold during the nine months ended September 30, 2011.

All of the mortgage assets in our loan portfolio at September 30, 2011 were acquired from Capital Crossing or Aurora Bank and it is anticipated that substantially all additional mortgage assets, if any are acquired in the future, will be acquired from Aurora Bank. As of September 30, 2011, our loan portfolio had a carrying value of $21.6 million and an unpaid principal balance (“UPB”) of $28.7 million. There were no loans purchased or sold during the nine months ended September 30, 2011.

Residential loans constituted 67.7% of the total loans in our loan portfolio at September 30, 2011. Commercial mortgage and multi-family loans constituted the remaining 32.3%. Commercial mortgage loans are generally subject to greater risks than other types of loans. Our commercial mortgage loans, like most commercial mortgage loans, generally lack standardized terms, tend to have shorter maturities than other mortgage loans and may not be fully amortizing. As of September 30, 2011, 97.3% of the carrying value of all loans was classified as performing.

Properties underlying our current loans are concentrated primarily in California and comprised 41.9% of the total carrying value of the loan portfolio as of September 30, 2011. Beginning in 2007 and through the present time, the housing and real estate sectors in California were hit particularly hard by the recession with higher overall foreclosure rates than the national average. If California experiences continued or further adverse economic, political or business conditions, or natural hazards, we will likely experience higher rates of loss and delinquency on our mortgage loans than if our loans were more geographically diverse.

As of September 30, 2011, the Series B preferred stock and Series D preferred stock remain outstanding and remain subject to their existing terms and conditions. As of July 15, 2009, the Series D became redeemable at our option with the prior consent of the OCC and/or the Federal Deposit Insurance Corporation (the “FDIC”).

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

Aurora Bank administers our day-to-day activities in its roles as servicer under the MSA and as advisor under the AA. Both the MSA and the AA were amended effective January 1, 2010. The fees paid by EOS under the amended MSA reflect the fees payable to each sub-servicer. The management fee under the amended AA is $25,000 per month. Servicing and advisory fees for the quarters ended September 30, 2011 and 2010 totaled $106,000 and $116,000, respectively, and were recorded in Loan servicing and advisory services on the Statements of Operations and within Accounts payable to parent on the Balance Sheets. The servicing and advisory fees for the nine months ended September 30, 2011 and 2010 totaled $215,000 and $244,000, respectively. Also included within the balances of Accounts payable to parent of $84,000 and $87,000, as of September 30, 2011 and December 31, 2010, respectively, are payables to Aurora Bank and subsidiaries as they process payments to third parties for us. Dividends payable to parent as of September 30, 2011 and December 31, 2010 were $0 and $902,000, respectively, and were recorded in Accounts payable to parent on the Balance Sheets.

Net income available to the common shareholder decreased $3.8 million to $1.4 million for the nine months ended September 30, 2011, compared to a net income of $5.2 million for the same period in 2010. The decrease between the two year-to-date periods in net income available to the common shareholder was primarily the result of the following:

•
A decrease in the realized and unrealized gains on loans of $3.8 million. In the nine month period ending September 30, 2011 the fair value adjustment on the loan portfolio was an unrealized gain of $1.4 million as compared to an unrealized gain of $5.2 million in the same period of 2010;

•	A decrease in interest income on loans of $0.5 million resulting mainly from a decrease in average loan balance; and.

•	An increase in interest income on investments of $0.3 million resulting from the purchase of residential MBS in July 2011.

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

Reflecting concern about the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of delinquencies, decreased consumer spending, lack of confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on borrowers negatively impacted the credit quality of our commercial and residential loan portfolios. The depth and breadth of the downturn as well as the resulting impacts on the credit quality of both our commercial and residential loan portfolios remain unclear. We expect, however, continued market turbulence and economic uncertainty to continue for the remainder of 2011.

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

Regulatory Actions Involving Aurora Bank

Aurora Bank is subject to regulatory oversight by the OCC, the FDIC and other regulatory agencies. Over time, Aurora Bank has been party to various regulatory actions and of which, the following have had, or, in management’s opinion, are likely to have a direct impact on EOS.

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

Following execution of the Settlement Agreement, on November 30, 2010, Aurora Bank consented to the issuance of an Amended Order to Cease and Desist (the “Amended Order”) issued by the OTS, which amended the Original Order (together, the Original Order and the Amended Order are the “Order”). The Amended Order amended certain requirements for Aurora Bank contained in the Original Order. The provisions in the Original Order that require Aurora Bank to ensure that each of its subsidiaries, including EOS, comply with the Original Order were not amended. These operating restrictions, among other things, restrict transactions with affiliates, capital distributions to shareholders (including redemptions), contracts outside the ordinary course of business, and changes in senior executive officers, board members or their employment arrangements without prior written notice to the OTS.

Under the Order, EOS must continue to seek and receive approval or non-objection from the OCC, as successor to the OTS, for the payment of dividends to our preferred and common shareholders. There is no assurance that the OCC will approve any future request for the declaration or payment of dividends. As an operating subsidiary of Aurora Bank, EOS remains subject to all of the terms and conditions of the Order which apply to such operating subsidiaries. The Order was still effective as of the date of issuance of this interim report.

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

As of September 30, 2011, as set forth in a public filing with the OCC, Aurora Bank’s capital ratios were above the thresholds required for the “well-capitalized” designation under applicable regulations. Under the CMA, LBHI agreed for the duration of LBHI’s ownership of Aurora Bank to make, if necessary, further capital contributions to Aurora Bank.

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

Results of Operations for the Three Months Ended September 30, 2011 and 2010

The following table summarizes the changes in our results from operations for the three month period ended September 30 2011 and 2010:

	Three Months Ended September 30,
			Change
	2011	2010	Dollar	Percent
	(In Thousands)
Interest income:
Interest on investments	$305	$—	$305	—%
Interest and fees on loans	397	420	(23)	(5.5)
Interest on interest-bearing deposits	75	45	30	66.7
Total interest income	777	465	312	67.1

Unrealized losses on investments	(8)	—	(8)	—
Realized and unrealized gains on loans	4	2,715	(2,711)	(99.9)
Net realized and unrealized gains (losses)	(4)	2,715	(2,719)	(100.1)

Revenue	773	3,180	(2,407)	(75.7)

Operating expenses:
Loan servicing and advisory services	104	115	(11)	(9.6)
Other general and administrative	78	150	(72)	(48.0)
Total operating expenses	182	265	(83)	(31.3)
Net income	591	2,915	(2,324)	(79.7)

Preferred stock dividends declared	834	909	(75)	(8.3)
Net income (loss) available to common stockholder	$(243)	$2,006	$(2,249)	(112.1)%

Interest income

The increase in total interest income from the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was the net result of the interest income from the investment portfolio and the improved yield on deposits partially offset by the decline in interest income on loans due to decreases in the average balance.

For the three months ended September 30, 2011, the investment portfolio earned a weighted average annualized yield of 3.75% based on the coupon rate as adjusted for the amortization of purchase premiums and discounts. Approximately 76% of the fair value of the investment portfolio as of September 30, 2011 was held in securities with a fixed coupon rate of 3.50%.

The average monthly carrying balance of the loans for the three months ended September 30, 2011 compared to the corresponding period in 2010 declined by $10.2 million from $36.3 million to $26.1 million. This decrease was primarily attributable to loan payoffs. The yield on the loan portfolio increased 1.45% in the three months ended September 30, 2011 compared to the corresponding period in 2010. The yield from regularly scheduled interest and accretion income decreased to 3.37% for the three months ended September 30, 2011 from 4.59% for the same period in 2010 primarily due to a decrease in the weighted average interest rate on loans.

For the three months ended September 30, 2011, interest and fee income recognized on loan payoffs increased by $173,000 to $177,000 from $4,000 for the corresponding period in 2010. The level of interest and fee income recognized on loan payoffs varies for numerous reasons. When a loan is paid off, the excess of any cash received over the carrying value is considered in the assessment of the gain or loss on loans. The following table sets forth, for the periods indicated, the components of interest and fees on loans. There can be no assurance regarding future interest income from loans, including the yields and related level of such income, or the relative portion attributable to loan payoffs as compared to other sources.

	Three Months Ended September 30,
	2011		2010
	Interest Income	Yield	Interest Income	Yield
	(In Thousands)
Regularly scheduled interest and accretion income	$220	3.37%	$416	4.59%
Interest and fee income recognized on loan payoffs	177	2.71	4	0.04
Total interest from loans	$397	6.08%	$420	4.63%

The amount of loan payoffs and related discount income is influenced by several factors, including the interest rate environment, the real estate market in particular areas, the timing of transactions, and circumstances related to individual borrowers and loans. The amount of individual loan payoffs can be the result of negotiations between us and the borrower. None of the loans in our portfolio had their terms modified during the three months ended September 30, 2011.

For interest-bearing deposits, the decrease in the average balance was due to the combined effect of cash used for the purchase of the investment portfolio and the payment of operating expenses and dividends partially offset by cash provided by repayments on the investment and loan portfolios. The average percentage yield on interest-bearing deposits increased by 0.63% to 0.93% for the three months ended September 30, 2011 as compared to 0.30% for the same period in 2010. The cash is primarily held in a money market account with variable rates which increased during 2011.

Realized and unrealized gains (losses)

Net realized and unrealized gains (losses) primarily reflects fair value adjustments to our investment and loan portfolios. During the three months ended September 30, 2011, the valuation adjustment on our investment portfolio was an unrealized loss of $8,000 and the valuation adjustment on our loan portfolio was an unrealized gain of $4,000. Since valuations of these assets were determined or estimated based on quotes received from third parties along with pricing and cash flow models with numerous inputs, the valuation adjustment will fluctuate between any given periods. As non-cash components of our Statements of Operations, valuation adjustments to our investment and loan portfolios are excluded from the determination of income required to be distributed to meet REIT requirements under the IRC.

Operating expenses

Loan servicing and advisory expenses decreased $11,000, or 9.6%, for the three months ended September 30, 2011 from the same period in 2010. The decrease in the third quarter was primarily due to decreases in the UPB of the loan portfolio.

Other general and administrative expenses decreased $72,000, or 48.0% to $78,000 for the three months ended September 30, 2011 from the same period in 2010. The net decrease in 2011 was primarily attributable to decreases in fees for accounting services and printing services partially offset by legal costs associated with the purchase of MBS.

Dividend Payments

On June 26, 2009, the OTS notified Aurora Bank that, as a result of the Original Order and the PCA, the approval or non-objection of the OTS would be required prior to payment of dividends by EOS. The OTS required Aurora Bank to submit a formal request for non-objection determination to permit the payment of dividends by EOS.

On September 9, 2010, the OTS provided a non-objection determination for the declaration of dividends by September 14, 2010 and the payment of these dividends between December 15, 2010 and December 31, 2010 in an amount sufficient to maintain qualification as a REIT for the 2009 tax year. The Board of Directors of EOS declared such dividends on September 13, 2010, for the quarter ended September 30, 2010, consistent with terms of the OTS non-objection determination. The dividends payable as of September 30, 2010 included cumulative dividends on the Series B preferred stock of $112,000, non-cumulative dividends on the Series D preferred stock of $797,000 and dividends on our common stock of $1,467,000.

During the first quarter of 2011, we submitted a formal request for non-objection to the OTS to declare dividends that would be payable for the first quarter of 2011. The OTS had not issued a ruling on our request prior to the filing of our quarterly report on Form 10-Q for the period ended March 31, 2011, and as a result, dividends were not declared for the first quarter of 2011. On July 12, 2011, the OTS granted a non-objection determination for the declaration of preferred stock dividends. On July 13, 2011, the Board of Directors declared dividends for the second quarter of 2011 and were comprised of cumulative dividends on the Series B preferred stock of $37,000 and non-cumulative dividends on the Series D preferred stock of $797,000. Dividends were not declared on our common stock.

During the third quarter of 2011, federal regulatory oversight of Aurora Bank and EOS transitioned from the OTS to the OCC. As part of the transition of primary regulators, the OCC, as successor to the OTS, is charged with undertaking a review of various matters impacting Aurora Bank and EOS which includes the payment of dividends to our preferred and common shareholders. The OCC’s review is ongoing and Aurora Bank and EOS continue to work closely with the OCC during the transition period. To date, the approval of the OCC, as successor to the OTS, required by the Amended Order for the payment of dividends to our preferred and common shareholders has not been received and as a result, dividends were not declared for the third quarter of 2011.

As of September 30, 2011, there were dividends in arrears of $38,000 related to our cumulative Series B preferred stock. Dividends on the Series D preferred stock are non-cumulative and as such, there were no dividends in arrears.

Aurora Bank and EOS will continue to work with the OCC for the resumption of normal payment of dividends. However, there is no assurance that the OCC will approve any request to declare dividends. Failure to permit the distribution of sufficient dividends will cause EOS to fail to qualify as a REIT. If EOS no longer qualifies as a REIT, we will be subject to federal and state income taxes in the tax year when loss of REIT status occurs and in years thereafter. Notwithstanding future regulatory approval, any future dividends will be payable only when, as and if declared by the Board of Directors.

Results of Operations for the Nine Months Ended September 30, 2011 and 2010

The following table summarizes the changes in our results from operations for the nine month period ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
			Change
	2011	2010	Dollar	Percent
	(In Thousands)
Interest income:
Interest on investments	$305	$—	$305	—%
Interest and fees on loans	1,038	1,539	(501)	(32.6)
Interest on interest-bearing deposits	289	124	165	133.1
Total interest income	1,632	1,663	(31)	(1.9)

Unrealized losses on investments	(8)	—	(8)	—
Realized and unrealized gains on loans	1,386	5,236	(3,850)	(73.5)
Net realized and unrealized gains (losses)	1,378	5,236	(3,858)	(73.7)

Revenue	3,010	6,899	(3,889)	(56.4)

Operating expenses:
Loan servicing and advisory services	319	358	(39)	(10.9)
Other general and administrative	419	430	(11)	(2.6)
Total operating expenses	738	788	(50)	(6.3)
Net income	2,272	6,111	(3,839)	(62.8)

Preferred stock dividends declared	834	909	(75)	(8.3)
Net income (loss) available to common stockholder	$1,438	$5,202	$(3,764)	(72.4)%

Interest income

The decline in total interest income from the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was the combined result of the decrease in the average balance and yield on loans mostly offset by an increase in interest income from investments purchased in the third quarter of 2011 and interest income on deposits.

With respect to the investment portfolio, the weighted average annualized yield of 3.75% for the nine months ended September 30, 2011 resulted from the coupon rate as adjusted for the amortization of purchase premiums and discounts. Approximately 76% of the fair value of the investment portfolio as of September 30, 2011 was held in securities with a fixed coupon rate of 3.50%.

The average balance of the loans for the nine months ended September 30, 2011 compared to the corresponding period in 2010 declined by $11.4 million from $39.5 million to $28.1 million. This decrease is primarily attributable to loan payoffs. The yield on the loan portfolio decreased 0.27% in the nine months ended September 30, 2011 compared to the corresponding period in 2010. The yield from regularly scheduled interest and accretion income decreased to 3.90% for the nine months ended September 30, 2011 from 4.77% from the same period in 2010 primarily due to a decrease in the weighted average interest rate on loans.

For the nine months ended September 30, 2011, interest and fee income recognized on loan payoffs increased by $89,000, or 69.5%, to $217,000 from $128,000 for the corresponding period in 2010. The level of interest and fee income recognized on loan payoffs varies for numerous reasons. When a loan is paid off, the excess of any cash received over the carrying value is considered in the assessment of the gain or loss on loans. The following table sets forth, for the periods indicated, the components of interest and fees on loans. There can be no assurance regarding future interest income from loans, including the yields and related level of such income, or the relative portion attributable to loan payoffs as compared to other sources.

	Nine Months Ended September 30,
	2011		2010
	Interest Income	Yield	Interest Income	Yield
	(In Thousands)
Regularly scheduled interest and accretion income	$821	3.90%	$1,411	4.77%
Interest and fee income recognized on loan payoffs	217	1.03	128	0.43
Total interest from loans	$1,038	4.93%	$1,539	5.20%

The amount of loan payoffs and related discount income is influenced by several factors, including the interest rate environment, the real estate market in particular areas, the timing of transactions, and circumstances related to individual borrowers and loans. The amount of individual loan payoffs can be the result of negotiations between us and the borrower. Based upon credit risk analysis and other factors, we will, in certain instances, accept less than the full amount contractually due in accordance with the loan terms. None of the loans in our portfolio had their terms modified during the nine months ended September 30, 2011.

For interest-bearing deposits, the decrease in the average balance was due to the combined effect of cash used for the purchase of the investment portfolio and the payment of operating expenses and dividends partially offset by cash provided by repayments on the investment and loan portfolios. The average percentage yield on interest-bearing deposits increased by 0.45% to 0.75% for the nine months ended September 30, 2011 as compared to 0.30% for the same period in 2010. The cash is primarily held in a money market account with variable rates which increased during 2011.

Realized and unrealized gains (losses)

Net realized and unrealized gains (losses) primarily reflects fair value adjustments to our investment and loan portfolios. During the nine months ended September 30, 2011, the valuation adjustment on our investment portfolio was an unrealized loss of $8,000 and the valuation adjustment on our loan portfolio was an unrealized gain of $1,386,000. Since valuations of these assets were determined or established based on quotes received from third parties along with pricing and cash flow models with numerous inputs, the valuation adjustment will fluctuate between any given periods. As non-cash components of our statements of operations, valuation adjustments to our investment and loan portfolios are excluded from the determination of income required to be distributed to meet REIT requirements under the IRC.

Operating expenses

Loan servicing and advisory expenses decreased $39,000, or 10.9% for the nine months ended September 30, 2011 from the same period in 2010. The decrease in 2011 was primarily due to decreases in the UPB of the loan portfolio.

Other general and administrative expenses decreased $11,000, or 2.6% for the nine months ended September 30, 2011 from the same period in 2010. The net decrease in 2011 was primarily attributable to decreases in fees for reduction in expenses for printing and mailing statements to borrowers partially offset by legal costs associated with the purchase of MBS.

Dividend Payments

On September 9, 2010, the OTS provided a non-objection determination for the declaration of dividends by September 14, 2010 and the payment of these dividends between December 15, 2010 and December 31, 2010 in an amount sufficient to maintain qualification as a REIT for the 2009 tax year. The Board of Directors of EOS declared such dividends on September 13, 2010, for the quarter ended September 30, 2010, consistent with terms of the OTS non-objection determination. The dividends payable as of September 30, 2010 included cumulative dividends on the Series B preferred stock of $112,000, non-cumulative dividends on the Series D preferred stock of $797,000 and dividends on our common stock of $1,467,000.

On July 12, 2011, the OTS granted a non-objection determination for the declaration of preferred stock dividends and on July 13, 2011, the Board of Directors declared dividends for the second quarter of 2011 on the Series B cumulative preferred stock of $37,000 and on the Series D non-cumulative preferred stock of $797,000.

Financial Condition

Interest-bearing Deposits with Parent

Interest-bearing deposits with parent consist entirely of money market accounts. The balance of interest-bearing deposits decreased $39.5 million to $22.9 million as of September 30, 2011 compared to $62.4 million as of December 31, 2010. The decrease in the balance of interest-bearing deposits was primarily the result of the use of $46.9 million of cash to purchase the investment portfolio. This decrease was slightly offset by cash flows received from loan repayments and cash flows received from the investment portfolio from repayments on the underlying mortgage loans.

Investment Portfolio

The balance of investments increased to $44.9 million as of September 30, 2011 compared to $0 as of December 31, 2010. The increase was the result of the purchase of MBS at the then current fair value in July 2011 from Aurora Bank, slightly offset by the cash flows from the securities generated by repayments on the underlying mortgage loans. No investments were sold during the nine months ended September 30, 2011.

Actual maturities of MBS are generally shorter than stated contractual maturities primarily as a result of prepayments of principal of the underlying mortgages. The stated contractual final maturity of the holdings in our investment portfolio ranges up to 25 years, but the expected maturity is subject to change based on the actual and expected future prepayments of the underlying loans. The estimated weighted average months to maturity of the securities in the table below are based upon our prepayment expectations, which was estimated using a combination of assumptions, market data and internal models. As of September 30, 2011, the average weighted average life of all holdings in our investment portfolio was 2.4 years. The following table summarizes our securities classified as available-for-sale, at fair value, according to their estimated weighted average life classifications as of September 30, 2011 and December 31, 2010:

	As of September 30, 2011			As of December 31, 2010
Weighted average life	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
	(in Thousands)			(in Thousands)
Less than or equal to one year	$—	$—	—%	$—	$—	—
Greater than one year and less than or equal to two years	—	—	—%	—	—	—%
Greater than two years and less than or equal to three years	34,197	34,250	3.50%	—	—	—%
Greater than three years and less than or equal to five years	10,742	10,696	4.33%	—	—	—%
Greater than five years	—	—	—%	—	—	—%
Total	$44,939	$44,946	3.70%	$—	$—	—%

Loan Portfolio

The loan portfolio is summarized as follows:

	September 30, 2011		December 31, 2010
	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
	(In Thousands)
Mortgage loans:
Commercial real estate	$5,391	28.7%	$6,866	28.1%
Multi-family residential	681	3.6	850	3.5
One-to-four family residential	12,706	67.7	16,724	68.4
Total	$18,778	100.0%	$24,440	100.0%

We have historically acquired primarily performing commercial real estate and multi-family residential mortgage loans in accrual status. During 2011 and 2010, EOS did not acquire any loans.

Non-accrual loans totaled $537,000 as of September 30, 2011, consisted of three loans representing three borrowers. Non-accrual loans totaled $916,000 as of December 31, 2010, consisted of eight loans representing eight borrowers. Loans generally are placed on non-accrual status and the accrual of interest is generally discontinued when the collectability of principal and interest is not probable or estimable and generally occurs when the loan is ninety days or more past due as to either principal or interest. Unpaid interest income previously accrued on such loans is reversed against current period interest income. Interest payments received on non-accrual loans are recorded as interest income. A loan is returned to accrual status when it is brought current. Loans are charged off when they are determined to be uncollectible.

Interest-Bearing Deposits

The balance of Interest-bearing deposits decreased to $22.9 million as of September 30, 2011 compared to $62.3 million as of December 31, 2010. The decrease was the result of the cash used to purchase MBS in July 2011 from Aurora Bank slightly offset by the cash flows from the investment portfolio subsequent to purchase and repayments from our loan portfolio.

Cash Flows

	Nine Months Ended September 30,
	2011	2010
	(In Thousands)
Net cash provided by operating activities	$5,489	$9,641
Cash (used in) provided by investing activities	(42,622)	1,099
Cash used in financing activities	(2,534)	—
Net change in cash and cash equivalents	$(39,667)	$10,740

Net cash provided by operating activities decreased by $4.2 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, primarily attributable to lower loan repayments for loans carried at fair value and lower interest income.

Cash used in investing activities increased by $43.7 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, primarily due to the purchase of the holdings in the investment portfolio along with increased loan repayments from loans carried at lower of accreted cost or market.

Cash used in financing activities increased $2.5 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, due to the payments of common and preferred stock dividends that occurred during the nine months ended September 30, 2011 but did not occur during the nine months ended September 30, 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Interest Rate Risk

We hold financial assets which are sensitive to changes in interest rates. All of the following interest rate risks could negatively impact our results from operations.

Our interest-bearing cash deposits are negatively impacted by falling interest rates which reduces the amount of interest earned.

Our investment portfolio consists of non-agency residential MBS of which approximately 76% of the fair value of the investment portfolio as of September 30, 2011 was held in securities with a fixed coupon rate of 3.50% and the remaining 24% was held in securities with a variable coupon rate. These MBS are comprised of residential adjustable rate mortgage loans with contractual interest rates that are affected by changes in market interest rates. The secondary market price of a MBS will sometimes rise less than a typical bond when interest rates decline, but may drop more when interest rates rise. Thus, there may be greater interest rate risk with these securities than with other bonds.

The majority of our loan portfolio consists of variable rate loans with contractual interest rates that are affected by changes in market interest rates.

Significant Concentration of Credit Risk

We had cash and cash equivalents of $22.9 million as of September 30, 2011. These funds were held in interest-bearing accounts with Aurora Bank. The FDIC provides coverage on these accounts which as of September 30, 2011 was limited to $250,000. Cash in excess of FDIC coverage limitations is subject to credit risk.

As to the investment portfolio, we hold investments in specific tranches of larger securitization trusts. Each tranche has unique credit characteristics and the securitization trusts have defined seniority levels for each tranche within their trust for the allocation of loan repayments and losses, commonly referred to as the waterfall. The concentration of credit risk arises with respect to our position within the waterfall. Aurora Bank actively monitors the credit condition of the collateral underlying our MBS investments and makes recommendations regarding hold or sell determinations.

Concentration of credit risk is present for our investment and loan portfolios with respect to geographical distribution. The collateral underlying the holdings in our investment portfolio and our loan portfolio is primarily real property located in California. As of September 30, 2011, this geographical concentration was 41.7% of the weighted average carrying value of our investment portfolio and 41.9% of the carrying value of our loan portfolio, respectively. Consequently, these assets may experience a higher default rate in the event of adverse economic, political or business developments or natural hazards in California that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages. The housing and real estate sectors in California have been particularly impacted by the recession with higher overall foreclosure rates than the national average. If California experiences further adverse economic, political or business conditions, or natural hazards, we will potentially experience loss of interest and principal on our investment portfolio and higher rates of loss and delinquency on our mortgage loans than if the underlying loans were more geographically diverse.

Liquidity Risk Management

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of our financial commitments. Our principal liquidity need is to pay dividends on our preferred shares and common shares, although, our payment of dividends is currently subject to OCC approval.

Our investment in MBS is less liquid than our interest-bearing deposits with parent, however we believe these investments will be sufficiently liquid for any short term cash requirements. Characteristics and risks of a particular security may affect its liquidity relative to other MBS. Though our investments in MBS were acquired through Aurora Bank, there is no requirement to sell the securities back to Aurora Bank.

If and to the extent that any additional assets are acquired in the future, such acquisitions are intended to be funded primarily through cash on hand and repayments on our investments and loans. We do not have and do not anticipate having any material capital expenditures. To the extent that the Board of Directors determines that additional funding is required, we may raise such funds through additional equity offerings, debt financing or retention of cash flow (after consideration of provisions of the IRC requiring the distribution by a REIT of at least 90% of our net taxable income, excluding net capital gains, and taking into account taxes that would be imposed on undistributed income), or a combination of these methods. We do not currently intend to incur any indebtedness. Our organizational documents limit the amount of indebtedness which we are permitted to incur without the approval of the Series D preferred stockholders to no more than 100% of total stockholders’ equity. Any such debt may include intercompany advances made by Aurora Bank to us.

We may also issue additional series of preferred stock, subject to OCC approval. However, we may not issue additional shares of preferred stock ranking senior to the Series D preferred stock without the consent of holders of at least two-thirds of the Series D preferred stock outstanding at that time. Although our charter does not prohibit or otherwise restrict Aurora Bank or its affiliates from holding and voting shares of Series D preferred stock, to our knowledge, there were no shares of Series D preferred stock held by Aurora Bank or its affiliates as of September 30, 2011. Additional shares of preferred stock ranking on parity with the Series D preferred stock may not be issued without the approval of a majority of our independent directors (as defined in our charter).

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

Various information shown elsewhere in this interim report will assist the reader in understanding how we are positioned to react to changing interest rates and inflationary trends. In particular, the discussion of market risk and other maturity and re-pricing information of our assets is contained in “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. It is our objective to attempt to manage risks associated with interest rate movements. Our market risk arises primarily from interest rate risk inherent in holding investments, loans and interest-earning deposits. A period of rising interest rates would tend to result in an increase in interest income and conversely, a period of falling interest rates would tend to adversely affect interest income.

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

As of September 30, 2011, the fair value and amortized cost of our investments was $44.9 million. Approximately 76% of the fair value of the investment portfolio as of September 30, 2011 was held in securities with a fixed coupon rate of 3.50% and the remainder was held in a security with a variable coupon rate. Additionally, Aurora Bank actively monitors the credit ratings of the individual investments, each of which carried an A rating from DBRS as of September 30, 2011.

As of September 30, 2011, the fair value of our loans was $18.8 million with a UPB of $25.5 million. Of the fair value of loans in accrual status in our portfolio, 67% were floating rate loans with contractual interest rates that may fluctuate based on changes in market interest rates. The adjustable-rate loans within our portfolio are re-priced based on 1 year LIBOR and 1 year Constant Maturity Treasury Rates.

The fair value of interest-bearing deposits approximates carrying value.

Item 4. Controls and Procedures

Our management, with the participation of our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2011. Based on this evaluation, our President and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were (1) designed to ensure that material information relating to EOS is made known to the President and Chief Financial Officer by others within the entity, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

No change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

From time to time, we may be involved in routine litigation incidental to our business, including a variety of legal proceedings with borrowers, which would contribute to our expenses, including the costs of carrying non-accrual loans. We are currently not a party to any material pending legal proceedings.

Item 1A.  Risk Factors

A number of risk factors, including, without limitation, the risk factors found in Item 1A of our Annual Report on Form 10-K for the annual period ended December 31, 2010, may cause our actual results to differ materially from anticipated future results, performance or achievements expressed or implied in any forward-looking statements contained in this Quarterly Report on Form 10-Q or any other report filed by us with the SEC. All of these factors should be carefully reviewed, and the reader of this Quarterly Report on Form 10-Q should be aware that there may be other factors that could cause differences in future results, performance or achievements. The following additional risk factors were identified with respect to our purchase of mortgage-backed securities during the third quarter of 2011.

Risks Related to our Investments in Mortgage-Backed Securities

Our investments in mortgage-backed securities involve interest rate risk, credit risk, valuation risk and default risk and could affect our ability to make distributions to stockholders.

We hold investments in securities related to real estate and the non-agency residential mortgage-backed securities (“MBS”) we hold were issued by unaffiliated entities and are not insured or otherwise guaranteed. The pooling of mortgages within a MBS helps mitigate some of the default risk, however. In general, our investments in MBS include the following risks which can impact the amount of principal and/or interest received:

•	the MBS that we hold were not issued by a government sponsored enterprise (“GSE”) and do not carry the full faith and credit guaranty of the United States government;
•	the loans that underlie the MBS that we hold are not insured and are not guaranteed by any government agency;
•	MBS are subject to evaluation by ratings agencies and the ratings issued by them and changes in the ratings can affect fair value;
•	losses incurred in tranches of the security junior to our position could grow to be large enough to cause a loss to the tranche in which we hold our investment.

Losses resulting from any of the above, or other unforeseen risks, would negatively impact cash flows from operations and our ability to make dividend payments to stockholders could be adversely affected.

The performance of the loans which underlie our investments in mortgage-backed securities could affect our ability to make distributions to stockholders.

The performance of our MBS investments is tied with the performance of the mortgage loans which underlie the investment. The following are some of the events that can impact the amount of principal and/or interest received:

•	the value of mortgaged property may be less than the amounts owed, causing realized or unrealized losses;
•	the borrower may not pay indebtedness under the mortgage when due resulting in reduced cash flow from the investment and loss of expected interest income;
•	in cases where foreclosure of the collateral is required, the amount recovered in connection with the foreclosure may be less than the amount owed; and
•	in cases of junior mortgages, the foreclosure of a senior mortgage could eliminate the junior mortgage.

Losses resulting from any of the above, or other unforeseen risks, would negatively impact cash flows from operations and our ability to make dividend payments to stockholders could be adversely affected.

The market for investment opportunities is highly competitive and competition may limit our ability to acquire desirable investments and could affect the pricing.

The holdings in our investment portfolio were acquired through Aurora Bank and if any further investments are acquired in the future, they will be acquired from Aurora Bank. The market for investment opportunities is highly competitive. Aurora Bank competes with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, commercial and investment banks, commercial finance and insurance companies and other financial institutions. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Our profitability depends, in large part, on our ability to acquire our targeted investments and do so at attractive prices.

Many of Aurora Bank’s competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the Investment Company Act. Furthermore, competition for investments that we target may lead to price escalation of such assets, which may limit our ability to generate desired returns. As a result of these competitive factors, investments that we target may be limited in the future and we may not be able to take advantage of attractive investment opportunities. We may not be able to acquire investments that are consistent with our investment objectives. These competitive pressures may have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Tax Status as a REIT

Our investments in mortgage-backed securities may cause us to fail REIT compliance tests and we may not qualify as a REIT.

As a REIT, we are required to meet tests of our income and assets against established thresholds for REIT status. Our investments in MBS that were acquired from Aurora Bank during the third quarter of 2011 were evaluated in advance of their purchase to determine compliance with these thresholds. Any further investment in MBS would be subject to a similar evaluation. We believe that our investments to date in MBS will not cause us to fail any of the REIT qualification tests, however, errors in the REIT qualification evaluation process could result in noncompliance with the REIT qualification tests. If we cannot avail ourselves of relief provisions, or if we fail to timely cure any noncompliance with the asset or income tests, we would cease to qualify as a REIT and be subject to taxes and penalties under the provision of the Internal Revenue Code.

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

101
The following materials from EOS’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language) include: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes of Stockholders’ Equity, (iv) Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements tagged as blocks of text. In accordance with Rule 406T of Regulation S-T, the XBRL related information shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

* Incorporated by reference herein from Exhibit 10.1 to EOS’s Form 8-K filed on August 3, 2011(SEC File No. 000-25193).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, EOS Preferred Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EOS PREFERRED CORPORATION

Date: November 11, 2011	By:	/s/ Brian Kuelbs
Brian Kuelbs
President (Principal Executive Officer)

Date: November 11, 2011	By:	/s/ Robert J. Leist, Jr.
Robert J. Leist, Jr.
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Item	Page Number
10.1	Asset Sale Agreement dated July 28, 2011 between EOS and Aurora Bank *
31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the President.
31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the Chief Financial Officer.
32	Certification pursuant to 18 U.S.C. Section 1350 of the President and Chief Financial Officer.
101
The following materials from EOS’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language) include: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes of Stockholders’ Equity, (iv) Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements tagged as blocks of text. In accordance with Rule 406T of Regulation S-T, the XBRL related information shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

* Incorporated by reference herein from Exhibit 10.1 to EOS’s Form 8-K filed on August 3, 2011(SEC File No. 000-25193).