Form 10-K
period 2011-12-31
EOS Preferred Corp
filed 2012-04-13
CIK 1072806

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares outstanding of the registrant’s sole class of common stock was 100 shares, $.01 par value per share, as of April 13, 2012. No common stock was held by non-affiliates of the registrant.

PART I

ITEM 1.  BUSINESS

This report for EOS Preferred Corporation (hereafter referred to as “EOS”, “the Company”, “the Corporation”, “we”, “us”, or “our”) contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could” are intended to identify such forward-looking statements. The business is in the process of dissolution. Therefore, actual outcomes and results may differ materially from those expressed in, or implied by, any forward-looking statement. You should not place undue reliance on any forward-looking statement and should consider all uncertainties and risks, including, among other things, the risks set forth under Item 1A “Risk Factors,” as well as those discussed in any of the Company’s other subsequent Securities and Exchange Commission (“SEC”) filings. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

General

EOS is a Massachusetts corporation organized on March 20, 1998.Aurora Bank, a wholly-owned subsidiary of Lehman Brothers Bancorp (“LB Bancorp”) and an indirect subsidiary of LBHI, owns all of our common stock. EOS became a subsidiary of Aurora Bank on February 14, 2007 when Capital Crossing Bank (“Capital Crossing”) was acquired by Aurora Bank.

On March 12, 2012, the Board of Directors of EOS (the “Board of Directors”) approved a Plan of Liquidation and Dissolution and on March 13, 2012, the Board of Directors of Aurora Bank, the sole common shareholder of EOS, approved the Plan of Liquidation and Dissolution. Our Series D preferred stock, previously listed on the NASDAQ Stock Market, Inc. (“NASDAQ”) under the ticker symbol “EOSPN”, formally ceased trading on March 28, 2012. On April 9, 2012, the Series B and Series D shareholders were liquidated and were paid their liquidation preference. These shareholders no longer have any rights as against the Corporation. A notice to delist from the NASDAQ-OMX exchange was filed on March 29, 2012. That delisting was effective April 9, 2012. Management expects to file Articles of Dissolution with the Secretary of State of the Commonwealth of Massachusetts on April 16, 2012. Management is coordinating the sale of our remaining assets, the wind down of our corporate affairs and the liquidation of the common shares and expects to be concluded during 2012.

Prior to the merger with Aurora Bank, we were a subsidiary of Capital Crossing, a federally insured Massachusetts trust company, our corporate name was Capital Crossing Preferred Corporation, and Capital Crossing owned all of our common stock. Effective June 21, 2010, we changed our corporate name to EOS Preferred Corporation.

The Company has operated in a manner intended to permit being taxed as a real estate investment trust, or a “REIT”, under the Internal Revenue Code of 1986, as amended.

At December 31, 2011, we had total assets of $85.6 million, including cash and cash equivalents of $27.2 million, and total liabilities of $0.9 million. The following material events occurred subsequent to December 31, 2011.

•	On February 28, 2012, EOS executed an asset sale agreement with an unrelated third party for the sale of all of our commercial loans and assets acquired through foreclosure with a carrying value as of December 31, 2011 of $4.4 million. A competitive bid process was utilized and bids were received from multiple counterparties. The sales price was an indicator of fair value which we utilized in our valuation methodologies to determine the appropriate fair value adjustments at December 31, 2011 and we recorded a reduction to the carrying value of these assets at December 31, 2011 of $1.9 million. The transaction closed on March 30, 2012.

•	On April 4, 2012, we executed an Asset Sale Agreement with Aurora Bank for the sale of the investment portfolio of EOS at the fair market values of the investments as of March 30, 2012 which was $39.4 million.

•	On April 9, 2012, the shares of Series B and Series D preferred stock were liquidated and we made liquidation payments in the aggregate amount of $39.3 million to such holders. Liquidation payments to the Series B and Series D preferred shareholders were $1,000.00 and $25.00 per share, respectively. Payments of accrued and unpaid dividends to the Series B and Series D preferred shareholders were $22.00 per share and $0.584375 per share, respectively.

Aurora Bank

Aurora Bank, which holds all of the common stock of EOS, is an indirect subsidiary of Lehman Brothers Holdings, Inc. (“LBHI”). Its primary federal banking regulator is the Office of the Comptroller of the Currency (“OCC”). Effective July 21, 2011, the Office of Thrift Supervision (“OTS”) was dissolved in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act, all duties previously performed by the OTS were transferred to the OCC, and the primary regulator of Aurora Bank became the OCC.

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

Bankruptcy of Lehman Brothers Holdings Inc.

On September 15, 2008, LBHI, the indirect parent company of Aurora Bank, filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy filing of LBHI has led to increased regulatory constraints being placed on Aurora Bank by its bank regulatory authorities, primarily the OCC. These constraints affect Aurora Bank’s subsidiaries, including EOS.

Pursuant to a Settlement Agreement (“Settlement Agreement”) approved by the bankruptcy court and executed on November 30, 2010 (“Execution Date”), Aurora Bank, LBHI, LB Bancorp, and the OTS, as regulatory predecessor to the OCC, entered into a Capital Maintenance Agreement (“CMA”) in which, among other things, LBHI and the Bank agreed that it would seek to sell Aurora Bank or all of its non-cash assets for sale with the closing to occur within eighteen (18) months from Execution Date. If after a period of fifteen (15) months following the Execution Date, the OCC concluded that it was unlikely that a sale of Aurora Bank would be consummated by the end of the eighteen (18) month period, Aurora Bank would have been required to prepare and submit to the OCC a plan for dissolution. The OCC granted approval to Aurora Bank for various asset sales on April 5, 2012.

Aurora Bank has determined to wind down certain businesses including EOS. On March 12, 2012 the Board of EOS approved a Plan of Liquidation and Dissolution. On March 13, 2012, Aurora Bank, the sole common shareholder of EOS, approved the Plan of Liquidation and Dissolution.

Dividend Payments

Pursuant to the Plan of Liquidation and Dissolution approved by the EOS Board of Directors, Series B preferred shareholders received accrued and unpaid dividends in the amount of $22.00 per share and Series D preferred shareholders received accrued and unpaid dividends in the amount of $0.584375 per share. The dividends were paid on April 9, 2012 to shareholders of record as of the end of trading on March 28, 2012.

Servicing

Our loan portfolio is serviced by Aurora Bank pursuant to the terms of the MSA. The MSA requires Aurora Bank to service, or cause others to service, the loan portfolio in a manner substantially the same as for similar work performed by Aurora Bank for transactions on its own behalf. Aurora Bank collects and remits principal and interest payments on at least a monthly basis; maintains perfected collateral positions; submits and pursues insurance claims; and initiates and supervises foreclosure proceedings on the loan portfolio it services. Aurora Bank also provides accounting and reporting services for the loan portfolio as required by EOS. We may also direct Aurora Bank to dispose of any loans in connection with an asset sale, as approved by the Board, in connection with the Plan of Liquidation and Dissolution as approved by the Board.

Description of the Investment Portfolio

The following table provides the cost, less cumulative repayments, and fair value for the category of MBS in our portfolio at December 31, 2011.

	Cost less Cumulative Repayments	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Residential mortgage-backed securities	$41,809	$—	$(339)	$41,470

There were no investments sold during the year ended December 31, 2011, as such there were no realized gains and losses on the investments for the year ended December 31, 2011.

The weighted-average yield is computed using the contractual coupon of each security weighted based on the fair value of each security and was 3.32% at December 31, 2011. The estimated weighted average months to maturity of the securities are based upon our prepayment expectations, which were estimated using a combination of assumptions, market data and internal models. As of December 31, 2011, the average weighted average life of all holdings in our investment portfolio was 2.3 years.

Description of Loan Portfolio

All of our mortgage loans were acquired from Capital Crossing Bank or Aurora Bank.

Loans Held For Sale. On February 5, 2009, EOS and Aurora Bank entered into an Asset Exchange Agreement (the “February Asset Exchange”) pursuant to which we agreed to transfer loans secured primarily by commercial real estate and multi-family residential real estate in exchange for loans secured primarily by residential real estate. As a result of entering into the February Asset Exchange, we reclassified all of our loan assets as held for sale, recorded a fair value adjustment, and reported these loans at the lower of their accreted cost or market value.

On July 20, 2009, EOS and Aurora Bank mutually agreed to terminate the February Asset Exchange following the OTS failing to grant Aurora Bank’s requests for non-objection with respect to the February Asset Exchange. We continue to carry these loan assets at the lower of their accreted cost or market value. Prior to February 5, 2009, our loan assets were considered held for investment and recorded at accreted cost. Effective November 18, 2009, EOS and Aurora Bank entered into and consummated an Asset Exchange Agreement (the “November Asset Exchange”) pursuant to which Aurora Bank agreed to assign various single family residential mortgage loans to EOS in exchange for EOS assigning certain commercial and multi-family mortgage loans to Aurora Bank. From the November Asset Exchange, we received residential mortgage loans, including jumbo mortgage loans, in exchange for commercial and multi-family loans transferred to Aurora Bank. The residential mortgage loans received were recorded at their fair value and currently are presented at fair value.

Fair value is defined as the price at which an asset or liability could be exchanged in a current transaction between knowledgeable, willing parties. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. A third party valuation specialist uses various proprietary cash flow models to derive fair value estimates. These models consider significant inputs such as loan type, loan age, loan to value ratio, payment history, and property location, as well as significant assumptions such as estimated rates of loan delinquency, potential recovery, discount rate, and the impact of interest rate reset. Recent trade quotes or prices are identified in estimating the amount at which a third party might purchase the loans and their yield requirements. In addition to the estimates from the third party valuation specialist, management also considers market information and quotes received from third parties, when available. The valuation of  the loan portfolio involves some estimation and judgment, the degree of which is dependent on the terms of the loans and the availability of market prices and inputs.

We use the term “carrying value” to reflect loans valued at the lower of their accreted cost or market value, or at their fair value, as applicable to the individual loans’ valuation method as selected by us in accordance with accounting standards.

A summary of the carrying value and unpaid principal balance (“UPB”) of loans held for sale by valuation method and in total is as follows:

	December 31,
	2011		2010
	Carrying Value	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance
	(In Thousands)
Commercial real estate	$3,934	$7,238	$6,866	$9,504
Multi-family residential	403	753	850	1,034
One-to-four family residential	82	164	219	272
Subtotal mortgage loans, carried at lower of accreted cost or market value (1)	4,419	8,155	7,935	10,810
One-to-four family residential, carried at fair value	12,188	16,416	16,505	22,048
Total	$16,607	$24,571	$24,440	$32,858

(1)	Though the table compares the carrying value of these loans against UPB, these loans are carried at the lower of accreted cost or market value and the carrying value cannot exceed the cost of these loans which for all loans is less than UPB.

The following table sets forth certain information regarding the geographic location of properties securing the mortgage loans in the loan portfolio at December 31, 2011:

Location	Number of Loans	Carrying Value	Percentage of Total Carrying Value
	(In Thousands)
California	37	$7,469	45.0%
Virginia	3	928	5.6
Texas	3	903	5.4
Washington	3	753	4.5
Michigan	2	671	4.0
Next five largest states as a group	16	2,598	15.6
All other states as a group	38	3,285	19.9
	102	$16,607	100.0%

The following tables set forth information regarding maturity, contractual interest rate, contractual interest rate structure, and UPB of all loans in the loan portfolio at December 31, 2011:

Period Until Maturity	Number of Loans	Carrying Value	Percentage of Total Carrying Value
	(In Thousands)
Six months or less	3	$2	0.1%
Greater than six months to one year	2	54	0.3
Greater than one year to three years	7	153	0.9
Greater than three years to five years	7	254	1.5
Greater than five years to ten years	8	494	3.0
Greater than ten years	75	15,650	94.2
	102	$16,607	100.0%

Contractual Interest Rate	Number of Loans	Carrying Value	Percentage of Total Carrying Value
	(In Thousands)
Less than 4.00%	49	$12,334	74.30%
4.00 to 4.99%	40	3,702	22.3
5.00 to 5.99%	3	12	0.1
6.00 to 7.99%	5	151	0.9
8.00 to 9.99%	2	139	0.8
10.00% and above	3	269	1.6
	102	$16,607	100.0%

Contractual Interest Structure	Number of Loans	Carrying Value	Percentage of Total Carrying Value
	(In Thousands)
Fixed Interest Rate	54	$4,243	25.6%
Variable Interest Rate	48	12,364	74.4
	102	$16,607	100.0%

Unpaid Principal Balance	Number of Loans	Carrying Value	Percentage of Total Carrying Value
	(In Thousands)
$100,000 and less	35	$696	4.2%
Greater than $100,000 to $250,000	27	2,953	17.8
Greater than $250,000 to $500,000	27	6,809	41.0
Greater than $500,000 to $1,000,000	13	6,149	37.0
	102	$16,607	100.0%

Asset Quality of the Loan Portfolio

Payment Status of Loan Portfolio.  The following table sets forth certain information relating to the payment status of loans in the loan portfolio at the dates indicated:

	Carrying Value at December 31,
	2011	2010
	(In Thousands)
Current	$16,189	$23,514
Past due (over thirty days to eighty-nine days)	295	10
Total loans in accrual status	16,484	23,524
Non-accrual loans (ninety days or more past due)	123	916
Total	$16,607	$24,440

A summary of the loans on non-accrual status is as follows:

	December 31,
	2011		2010
	Carrying Value	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance
	(In Thousands)
Mortgage loans on real estate on non-accrual status:
Commercial real estate	$123	$549	$692	$802
Multi-family residential	—	—	—	—
One-to-four family residential	—	—	224	337
Total loans on non-accrual status	$123	$549	$916	$1,139

Number of loans on non-accrual status	3		8
Number of borrowers with loans on non-accrual status	3		8
Non-accrual loans, as a percent of loans	0.74%		3.75%
Non-accrual loans, as a percent of total assets	0.14%		1.05%

The number of loans in non-accrual status as of year-end decreased from December 31, 2010 to December 31, 2011. Of the eight loans in non-accrual status as of the prior year-end, four loans returned to accrual status, two loans were foreclosed and two remained in non-accrual status. There was one loan which became non-accrual in 2011 which was in accrual status at the end of the prior year.

Foreclosures. During the year ended December 31, 2011, one commercial loan and one residential loan were foreclosed and the collateral underlying the residential loan was sold.

Employees

EOS has four employees, including the President and Chief Financial Officer. EOS employees currently are also officers of Aurora Bank and do not receive separate compensation from EOS. EOS maintains corporate records and audited financial statements that are separate from those of Aurora Bank. We do not have any other employees because we have retained Aurora Bank to perform all necessary functions.

Environmental Matters

In the course of our business, we may acquire through foreclosure, properties securing loans we have purchased which are in default and involve environmental matters. With respect to such real estate owned, there is a risk that hazardous substances or wastes, contaminants or pollutants could be discovered on such properties after acquisition. In such event, we may be required to remove such substances from the affected properties at our sole cost and expense and may not be able to recoup any of such costs from any third party.

Available Information

We have historically filed an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the SEC. You may read and copy any document filed by us at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10:00 a.m. to 3:00 p.m. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. We do not maintain an internet website, but the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including us) file electronically with the SEC. The SEC’s website address is www.sec.gov.

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

Risks Related to our Loan Portfolio

We could be held responsible for environmental liabilities of properties acquired through foreclosure.

If we choose to foreclose on a defaulted mortgage loan to recover our investment, we may be subject to environmental liabilities related to the underlying real property. Approximately 30% of the carrying value in our portfolio at December 31, 2011, was for commercial mortgage loans, which generally are subject to relatively greater environmental risks than other types of loans. Hazardous substances or wastes, contaminants, pollutants or sources thereof may be discovered on properties during our ownership or after a sale to a third party. The amount of environmental liability could exceed the value of the real property. There can be no assurance that we would not be fully liable for the entire cost of any removal and clean-up on an acquired property, that the cost of removal and clean-up would not exceed the value of the property, or that we could recoup any of the costs from any third party. In addition, we may find it difficult or impossible to sell the property prior to or following any such remediation. The incurrence of any significant environmental liabilities with respect to a property securing a mortgage loan could have a material adverse effect on our financial condition.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We conduct all of our business out of offices maintained by Aurora Bank. The mailing address is 1271 Avenue of the Americas, 46th Floor, New York, NY 10020. EOS does not directly reimburse Aurora Bank for the use of such space.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we have been involved in routine litigation incidental to our business, including a variety of legal proceedings with borrowers, which could contribute to the Company’s expenses, including the costs of carrying non-accrual loans.

ITEM 4.  (REMOVED AND RESERVED).

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock

In connection with our formation on March 20, 1998, we issued 100 shares of our common stock to Capital Crossing Bank. These shares of common stock were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. There is no established public trading market for the common stock. As of April 13, 2012, there were 100 issued and outstanding shares of common stock, all of which were held by Aurora Bank.

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

On our common stock during 2011, there were no dividends declared or returns of capital paid to the common stockholder. During 2010, dividends of $2.4 million were declared to the common stockholder and no returns of capital were paid to the common stockholder. During 2009, no dividends or returns of capital were declared or paid to the common stockholder. There were no capital contributions from parent during 2011 or 2010. There was a capital contribution of $0.2 million during 2009 in connection with the November Asset Exchange.

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

Plan of Liquidation and Dissolution

On March 12, 2012, the Board of EOS approved a Plan of Liquidation and Dissolution of EOS and on March 13, 2012, the Board of Directors of Aurora Bank, the sole common shareholder of EOS, approved the Plan of Liquidation and Dissolution. In accordance therewith, the Series D shareholders were paid their liquidation distribution of $25.00 per share, and were paid accrued and unpaid dividends for the first and second quarters of 2012 in the amount of $0.584375 per share. Concurrently, the Series B shareholders were paid their liquidation distribution of $1,000.00 per share and were paid accrued and unpaid dividends for the first and second quarters of 2012 in the amount of $22.00 per share. The dividends for the second quarter of 2012 were a prorated based on nine calendar days.

ITEM 6.  SELECTED FINANCIAL DATA

As of and for the Year Ended December 31,
2011	2010	2009	2008	2007
(In Thousands)
Financial condition data:
Total assets	$85,575	$87,222	$82,039	$96,067	$116,358
Investments at fair value	41,470	—	—	—	—

Loans held for sale, at fair value	12,188	16,505	22,531	—	—
Loans held for sale, at lower of accreted cost or market value	4,419	7,935	7,292	—	—
Loans held for investment, net	—	—	—	53,025	66,686
Allowance for loan losses	—	—	—	(915)	(1,180)
Deferred loan fees	—	—	—	(27)	(32)
Loans, net	$16,607	$24,440	$29,823	$52,083	$65,474
Non-accrual loans, net	123	916	318	1,596	—

Cash and cash equivalents	$27,179	$62,569	$51,823	$43,757	$50,581
Stockholders’ equity	84,631	85,276	81,695	95,136	115,369

Operations data:
Total interest income	$2,362	$2,194	$3,564	$6,175	$8,133
Reduction in allowance for loan losses	—	—	915	265	339
Gain (loss) on loans held for sale	71	6,498	(16,263)	—	—
Loss on repossessed assets	(82)	—	—	—	—
Loss on investments	(339)	—	—	—	—
Other income	—	—	—	—	76
Operating expenses	(988)	(1,035)	(1,040)	(410)	(299)
Net income (loss)	1,024	7,657	(12,824)	6,030	8,249
Preferred stock dividends declared	(1,669)	(1,725)	(816)	(3,262)	(4,006)
Net income (loss) available to common shareholder	$(645)	$5,932	$(13,640)	$2,768	$4,243

Ratio of earnings to fixed charges	1.61	x	5.44	x	(14.72	)x	2.85	x	3.06	x

Selected other information:
Non-accrual loans, as a percent of total assets (1)	0.14%	1.05%	0.39%	1.66%	0.00%
Non-accrual loans, as a percentage of loans, net of discount and deferred loan income (1)	0.74	3.75	1.07	3.01	0.00
Allowance for loan losses as a percent of total loans, net of discount and deferred loan fees (2)	—	—	—	1.73	1.77
Allowance for loan losses as a percent of non-accrual loans (2)	—	—	—	57.33	0.00

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

This report for EOS Preferred Corporation (hereafter referred to as “EOS”, “the Company”, “the Corporation”, “we”, “us”, or “our”) contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could” are intended to identify such forward-looking statements. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

Executive Level Overview

EOS is a Massachusetts corporation organized on March 20, 1998. Aurora Bank, an indirect wholly-owned subsidiary of LBHI and a wholly-owned subsidiary of Lehman Brothers Bancorp (“LB Bancorp”), owns all of our common stock. Effective June 21, 2010, we changed our corporate name to EOS Preferred Corporation. On March 12, 2012 the Board of Directors approved a Plan of Liquidation and Dissolution, and management is in the process of winding down the company.

EOS investments are carried at fair value. There were no investments sold during the year ended December 31, 2011.

All mortgage assets in our loan portfolio at December 31, 2011 were acquired from Capital Crossing Bank or Aurora Bank As of December 31, 2011, we held loans acquired from Capital Crossing Bank and Aurora Bank with a carrying value of $16.6 million and an unpaid principal balance of $24.6 million.

Residential loans constituted approximately 73% of the total loans in our loan portfolio at December 31, 2011. Loans collateralized by commercial and multi-family properties constituted the remaining 27%. As of December 31, 2011, 99% of the carrying value of all loans was classified as accrual.

As of December 31, 2011, properties underlying our mortgage assets were concentrated primarily in California and comprised approximately 45.0% of the total carrying value.

As of December 31, 2011, the Series B preferred stock and Series D preferred stock remained outstanding and remain subject to their existing terms and conditions. On April 9, 2012 the Series B and Series D shareholders were liquidated and were paid their liquidation preference. These shareholders have no further rights against the Corporation.

For the year ended December 31, 2011 as compared to 2010, net (loss) income available to common shareholder decreased $6.6 million to net loss of $0.7 million in 2011 compared to $5.9 million in net income in 2010. The decrease in 2011 as compared to 2010 was primarily the result of the decrease in the gain on loans held for sale of $6.5 million and a $0.3 million loss on investments in 2011, partially offset by an increase of $0.2 million in interest income and a $0.1 million decrease in declared dividends to preferred stockholders.

For the year ended December 31, 2010 as compared to 2009, net income (loss) available to common shareholder increased $19.5 million to net income of $5.9 million in 2010 compared to $13.6 million in net loss in 2009. The increase in 2010 over 2009 was primarily the result of the increase in the gain (loss) on loans held for sale of $22.8 million, partially offset by decreases of $1.4 million in interest income, decreases of $0.9 million reduction in allowance for loan losses and $0.9 million in increases of declared dividends to preferred stockholders.

At December 31, 2011, we had total assets of $85.6 million, including cash and cash equivalents of $27.2 million, and total liabilities of $0.9 million. The following material events occurred subsequent to December 31, 2011.

•	On February 28, 2012, EOS executed an asset sale agreement with an unrelated third party for the sale of all of our commercial loans and assets acquired through foreclosure with a carrying value at December 31, 2011 of $4.4 million. A competitive bid process was utilized and bids were received from multiple counterparties. The sales price was an indicator of fair value which we utilized in our valuation methodologies to determine the appropriate fair value adjustments at December 31, 2011 and we recorded a reduction to the carrying value of these assets at December 31, 2011 of $1.9 million. The transaction closed on March 30, 2012.

•	On April 4, 2012, we executed an Asset Sale Agreement with Aurora Bank for the sale of the investment portfolio of EOS at the fair market values of the investments as of March 30, 2012 which was $39.4 million.

•	On April 9, 2012, the Series B and Series D preferred shareholders were liquidated and we made liquidation payments in the aggregate amount of $39.3 million to such holders. Liquidation payments to the Series B and Series D preferred shareholders were $1,000.00 and $25.00 per share, respectively. Payments of accrued and unpaid dividends to the Series B and Series D preferred shareholders were $22.00 per share and $0.584375 per share, respectively.

Aurora Bank

There were no capital contributions from or returns of capital to Aurora Bank in 2011 or 2010. There was a capital contribution of $0.2 million during 2009 in connection with the November Asset Exchange.

Dividends

During the first quarter of 2011, we submitted a formal request for non-objection to the OTS to declare dividends. The OTS had not issued a ruling on our request prior to the filing of our quarterly report on Form 10-Q for the period ended March 31, 2011, and as a result, dividends were not declared for the first quarter of 2011. On July 12, 2011, the OTS granted a non-objection determination for the declaration of preferred stock dividends. On July 13, 2011, the Board of Directors declared dividends for the second quarter of 2011 which were comprised of cumulative dividends on the Series B preferred stock of $40.00 per share and non-cumulative dividends on the Series D preferred stock of $0.53125 per share. Dividends were not declared on our common stock.

During the third quarter of 2011, federal regulatory oversight of Aurora Bank and EOS transitioned from the OTS to the OCC. As part of the transition of primary regulators, the OCC, as successor to the OTS, is charged with undertaking a review of various matters impacting Aurora Bank and EOS which included the payment of dividends to our preferred and common shareholders. The OCC’s review of matters relating to Aurora Bank and EOS continued throughout the transition period. Accordingly, our Board of Directors did not declare or pay a dividend on the Series D preferred stock or the Series B preferred stock, that would have been payable on October 17, 2011.

On December 20, 2011, the OCC provided authorization for the declaration of dividends in an amount sufficient to maintain qualification as a REIT and avoid excise tax for the 2011 tax year provided such dividends were declared by December 31, 2011 and these dividends were paid by January 31, 2012. The Board of Directors of EOS declared such dividends on December 21, 2011, for the fourth quarter of 2011, consistent with the OCC authorization. The dividends were payable to shareholders of record as of January 5, 2012 and included cumulative dividends on the Series B preferred stock of $40.00 per share, non-cumulative dividends on the Series D preferred stock of $0.53125 per share. No dividends were declared on our common stock. Notwithstanding the lack of dividends paid on our common stock, EOS satisfied the income distribution requirements in 2011 to retain its status as a REIT.

As of December 31, 2011, there were no dividends in arrears related to our cumulative Series B preferred stock. Dividends on the Series D preferred stock are non-cumulative and as such, there were no dividends in arrears.

The following table summarizes the dividends which were declared and paid by class:

	Year	Total Dividend Declared	Amount to Parent
		(In Thousands)
Series B	2011	$75	$72
Series D	2011	1,594	—
Common Stock	2011	—	—

Series B	2010	131	126
Series D	2010	1,594	—
Common Stock	2010	2,351	2,351

Series B	2009	19	18
Series D	2009	797	—
Common Stock	2009	—	—

Bankruptcy of LBHI

On September 15, 2008, LBHI, the indirect parent company of Aurora Bank, filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy filing of LBHI has led to increased regulatory constraints being placed on Aurora Bank by its bank regulatory authorities, primarily the OCC, as successor to the OTS. These constraints affect Aurora Bank’s subsidiaries, including EOS.

Pursuant to the CMA executed on November 30, 2010, Aurora Bank, LBHI, LB Bancorp, and the OTS, as regulatory predecessor to the OCC, entered into a Capital Maintenance Agreement (“CMA”) in which, among other things, LBHI, LB Bancorp and Aurora Bank agreed that it would seek to sell Aurora Bank or all of its non-cash assets for sale with the closing to occur within eighteen (18) months from Execution Date. If after a period of fifteen (15) months following the Execution Date, the OCC concluded that it was unlikely that a sale of Aurora Bank would be consummated by the end of the eighteen (18) month period, Aurora Bank would have been required to prepare and submit to the OCC a plan for dissolution. The OCC granted approval to Aurora Bank for various asset sales on April 5, 2012.

Aurora Bank has determined to wind down certain businesses including EOS. On March 12, 2012 the Board of EOS approved a Plan of Liquidation and Dissolution. On March 13, 2012, Aurora Bank, the sole common shareholder of EOS, approved the Plan of Liquidation and Dissolution.

Regulatory Actions Involving Aurora Bank

Detailed information on regulatory actions involving Aurora Bank are available on the OTS’ website (www.ots.treas.gov).

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

Investments at Fair Value. We held investments in non-agency residential mortgage-backed securities (“MBS”). These investments were acquired at the then current fair value in July 2011 from Aurora Bank. The investments in our portfolio were comprised of non-agency residential MBS. The investment portfolio was a component of the asset/liability management process of Aurora Bank who managed these investments to maximize portfolio yield within capital risk limits approved by Aurora Bank’s Board of Directors as monitored by the Asset / Liability Management Committee of Aurora Bank.

We elected the fair value option for our investments which were determined primarily based on quotes received from third parties and other information available from primary and secondary markets. We recognized unrealized gains and losses from changes in fair value. We recognized realized gains and losses on the sale or maturity of these securities using the specific identification method. We reported both realized and unrealized gains and losses on investments in the Statements of Operations. Unamortized premiums and discounts were recognized in Interest on investments in the Statements of Operations using the effective interest method over the contractual life of the security, as adjusted for expected prepayments. See Notes 4 and 6 for more information.

Loans Held for Sale. On February 5, 2009, EOS and Aurora Bank entered into the February Asset Exchange pursuant to which EOS agreed to transfer the entire loan portfolio secured primarily by commercial real estate and multi-family residential real estate to Aurora Bank in exchange for loans secured primarily by residential real estate. As a result, during the first quarter of 2009 we reclassified all of our loan assets as held for sale and recorded a fair value adjustment. On July 20, 2009, EOS and Aurora Bank mutually agreed to terminate the February Asset Exchange following the OTS failing to grant Aurora Bank’s requests for non-objection. We continued to carry these loan assets at the lower of their accreted cost or market value. On November 18, 2009, EOS and Aurora Bank entered into the November Asset Exchange pursuant to which Aurora Bank agreed to assign various single family residential mortgage loans to EOS in exchange for EOS assigning certain commercial and multi-family mortgage loans to Aurora Bank. The residential mortgage loans received were recorded at their value and currently are presented at fair value.

Fair value is defined as the price at which an asset or liability could be exchanged in a current transaction between knowledgeable, willing parties. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. A third party valuation specialist uses various proprietary cash flow models to derive fair value estimates. These models consider significant inputs such as loan type, loan age, loan to value ratio, payment history, and property location, as well as significant assumptions such as estimated rates of loan delinquency, potential recovery, discount rate, and the impact of interest rate reset. Recent trade quotes or prices are identified in estimating the amount at which a third party might purchase the loans and their yield requirements. In addition to the estimates from the third party valuation specialist, management also considers market information and quotes received from third parties, when available. The valuation of the loan portfolio involves some estimation and judgment, the degree of which is dependent on the terms of the loans and the availability of market prices and inputs.

For our loans carried at fair value, the amount by which the carrying value of our loan assets changes as a result of an updated valuation is recorded as an unrealized gain or loss and is included in the determination of net income in the period in which the change occurs.

Allowance for Loan Losses. Since the loan portfolio is classified as held for sale, we no longer maintain an allowance for loan losses. Prior to February 5, 2009, our loan assets were considered held for investment and recorded at accreted cost, which accounts for the amortization of any purchase discount and deferred fees, less an allowance for loan losses. The allowance for loan losses was increased or decreased through a provision for loan losses. We recorded reductions in the allowance for loan losses to reverse unused loss reserves related to loans that have been paid off. The reduction in the allowance for loan losses was based on the volume and types of loan payoffs. The allowance for loan losses was based on the size of the portfolio and its historical performance. The determination of the allowance required management’s use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. In February 2009, the loan portfolio was reclassified as held for sale and we reduced the Allowance for loan losses by $915,000.

Recent Accounting Pronouncements. In January 2010, the FASB issued a standards update on improving disclosures about fair value measurements. The update required expanded disclosures including the techniques and inputs used to measure fair value, transfers in and out of Levels 1 and 2, both effective for our annual reporting period ended December 31, 2009, and disaggregation of components within the reconciliation of Level 3 fair value measurements, effective for our annual reporting period ended December 31, 2011. The now fully adopted update to the standards did not impact our financial statements, as it only impacts the footnote disclosures. Comparative disclosures are not required in the period of initial adoption. We have included the applicable disclosures in Note 14, Fair Value Measurements.

In April 2011, the FASB issued a standards update on troubled debt restructurings. The standards update clarified guidance on a creditor’s evaluation of whether (1) it has granted a concession and (2) a debtor is experiencing financial difficulties. This update is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. This standards update is not applicable to EOS as our loan portfolio is recorded either at fair value or the lower of accreted cost or market value. This new guidance had no impact on our results of operations or financial position. None of the loans in our portfolio had their terms modified during the year ended December 31, 2011.

In May 2011, the FASB issued a standards update to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards (IFRS). The standards update modifies the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. It also clarifies the existing fair value measurement requirements. The standards update expands disclosures about fair value measurements, including additional disclosures regarding the valuation process for fair value measurements categorized as Level 3 of the fair value hierarchy, the use of a nonfinancial asset in a way that differs from the asset’s best use when that asset is measured at fair value, and the categorization by level of the fair value hierarchy for items that are not measured at fair value on the balance sheet but for which the fair value is required to be disclosed. This update is effective for first interim or annual period beginning after December 15, 2011. We are evaluating the impact of this update on our annual financial statement disclosures.

Results of Operations for the Years Ended December 31, 2011 and 2010

The following table summarizes the changes in our results from operations for the years ended December 31, 2011 and 2010:

	Years Ended December 31,
			Change
	2011	2010	Amount	Percent
	(In Thousands)
Interest income:
Interest and fees on loans	$1,286	$2,022	$(736)	(36.4)%
Interest on investments	734	—	734	—
Interest on interest-bearing deposits	342	172	170	98.8
Total interest income	2,362	2,194	168	7.7

Realized and unrealized gains on loans held for sale	71	6,498	(6,427)	(98.9)
Unrealized loss on repossessed asset	(82)	—	(82)	—
Unrealized losses on investments	(339)	—	(339)	—
Net revenue	2,012	8,692	(6,680)	(76.9)

Operating expenses:
Loan servicing and advisory services	421	470	(49)	(10.4)
Other general and administrative	567	565	2	0.4
Total operating expenses	988	1,035	(47)	(4.5)

Net income	1,024	7,657	(6,633)	(86.6)
Preferred stock dividends	1,669	1,725	(56)	(3.2)

Net (loss) income available to common stockholder	$(645)	$5,932	$(6,577)	(110.9)%

Interest income

The increase in interest income from the year ended December 31, 2011 compared to the year ended December 31, 2010 is primarily a result of increases in interest income on our investment portfolio purchased in 2011 and interest income on interest-bearing deposits, offset by a decrease in interest and fee income on loans.

Investments

Interest income on investments increased due to our purchase of certain MBS from Aurora Bank during 2011. The investment portfolio earned an annualized yield of 3.32% based on the coupon rate as adjusted for the amortization of purchase premiums and discounts. Approximately 76% of the fair value of the investment portfolio as of December 31, 2011 was held in securities with a fixed coupon rate of 3.50%.

Loans

The decrease in interest and fee income on loans was due to a decrease in the average balance of loans and a decrease in the yield of loans. The average unpaid principal balance of our loans for 2011 totaled $27.2 million compared to $37.8 million for 2010. This decrease is primarily attributable to loan payments. For the year ended December 31, 2011, the yield on our loan portfolio decreased to 4.73% compared to 5.35% for 2010. For the year ended December 31, 2011, interest and fee income recognized on loan payoffs increased $97,000 or 56% to $270,000 from $173,000 for 2010. The level of interest and fee income recognized on loan payoffs varies for numerous reasons, as further discussed below. The yield from regularly scheduled interest and accretion income decreased to 3.74% for the year ended December 31, 2011 from 4.89% for the same period in 2010 primarily due to a reduction in average balances.

The following table sets forth, for the periods indicated, the components of interest and fees on loans. There can be no assurance regarding future interest income, including the yields and related level of such income, or the relative portion attributable to loan payoffs as compared to other sources.

	Years Ended December 31,
	2011		2010
	Interest Income	Yield	Interest Income	Yield
	(In Thousands)
Regularly scheduled interest and accretion income	$1,016	3.74%	$1,849	4.89%
Interest and fee income recognized on loan pay-offs:
Accretable discount	270	0.99	173	0.46
Other interest and fee income	—	—	—	—
	270	0.99	173	0.46
Total interest from loans	$1,286	4.73%	$2,022	5.35%

None of the loans in our portfolio had their terms modified during the year ended December 31, 2011.

Interest-bearing deposits

For interest-bearing deposits, the net decrease in the average balance was due to the combined effect of cash used for the purchase of the investment portfolio and the payment of operating expenses and dividends partially offset by cash provided by repayments on the investment and loan portfolios. The annualized percentage yield on interest-bearing deposits increased by 0.45% to 0.75% for the year ended December 31, 2011 as compared to 0.30% for the same period in 2010.

Realized and unrealized gains and losses

Realized and unrealized gains and losses primarily reflects fair value adjustments to our investment and loan portfolios. Realized and unrealized gains on loans held for sale decreased $6.4 million, or 98.5%, to $0.1 million in 2011 from $6.5 million in 2010. There were positive valuation adjustments on the loan portfolio in both 2011 and 2010, however, the amount of the valuation adjustment was less in 2011. The valuation methodology was consistent for both periods. During 2011 there was a negative valuation adjustment on the investment portfolio of $0.3 million with no corresponding transaction in 2010. Valuations of these assets were determined or established based on quotes received from third parties along with pricing and cash flow models with numerous inputs. As non-cash components of our Statements of Operations, valuation adjustments to our investment and loan portfolios were excluded from the determination of income required to be distributed to meet REIT requirements under the IRC.

Operating expenses

Loan servicing and advisory expenses decreased $49,000, or 10.4%, to $421,000 in 2011 from $470,000 in 2010. The decrease in 2011 was primarily due to decreases in the UPB of the loan portfolio.

Other general and administrative expenses were comparable and increased only $2,000, or 0.4%, to $567,000 in 2011 from $565,000 in 2010.

Preferred stock dividends declared

Preferred stock dividends declared were $1,669,000 and $1,725,000 for the years ended December 31, 2011 and 2010, respectively. The amount of dividends in 2011 was less than the amount from 2010 because of the cumulative aspect of Series B preferred stock. The dividend declared for the third quarter of 2010 included dividends in arrears for Series B preferred stock from 2009.

At December 31, 2011 and 2010, there were no dividends in arrears related to our Series B preferred stock. Dividends on the Series D preferred stock are non-cumulative and as such, there were no dividends in arrears.

Results of Operations for the Years Ended December 31, 2010 and 2009

The following table summarizes the changes in our results from operations for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
			Change
	2010	2009	Amount	Percent
	(In Thousands)
Interest income:
Interest and fees on loans	$2,022	$3,057	$(1, 035)	(33.9)%
Interest on interest-bearing deposits	172	507	(335)	(66.1)
Total interest income	2,194	3,564	(1,370)	(38.4)

Realized and unrealized gains (losses) on loans held for sale	6,498	(16,263)	22,761	140.0
Reduction in allowance for loan losses	—	915	(915)	—
Net revenue (loss)	8,692	(11,784)	20,476	173.8
Operating expenses:
Loan servicing and advisory services	470	282	188	66.7
Other general and administrative	565	758	(193)	(25.5)
Total operating expenses	1,035	1,040	(5)	(0.5)

Net income (loss)	7,657	(12,824)	20,481	159.7
Preferred stock dividends	1,725	816	909	111.4

Net income (loss) available to common stockholder	$5,932	$(13,640)	$19,572	143.5%

Interest income

The decrease in interest income from the year ended December 31, 2010 compared to the year ended December 31, 2009 is a result of a decrease in the average balance of loans and a decrease in the yield of loans. The average balance of our loans for 2010 totaled $37.8 million compared to $46.2 million for 2009. This decrease is primarily attributable to loan payments. For the year ended December 31, 2010, the yield on our loan portfolio decreased to 5.35% compared to 6.62% for 2009. For the year ended December 31, 2010, interest and fee income recognized on loan payoffs decreased $171,000, or 50%, to $173,000 from $344,000 for 2009. The level of interest and fee income recognized on loan payoffs varies for numerous reasons, as further discussed below. The yield from regularly scheduled interest and accretion income decreased to 4.89% for the year ended December 31, 2010 from 5.87% for the same period in 2009 primarily due to a reduction in average balances.

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

Prior to February 5, 2009, when a loan was paid off, the excess of any cash received over the net investment was recorded as interest income. In addition to the amount of purchase discount that was recognized at that time, income may also have included interest owed by the borrower prior to our acquisition of the loan, interest collected if on non-accrual status, prepayment fees and other loan fees. For periods after February 5, 2009, when a loan paid off, the excess of any cash received over the net investment was recorded as income.

The following table sets forth, for the periods indicated, the components of interest and fees on loans.

	Years Ended December 31,
	2010		2009
	Interest Income	Yield	Interest Income	Yield
	(In Thousands)
Regularly scheduled interest and accretion income	$1,849	4.89%	$2,713	5.87%
Interest and fee income recognized on loan pay-offs:
Accretable discount	173	0.46	309	0.67
Other interest and fee income	—	—	35	0.08
	173	0.46	344	0.75
Total interest from loans	$2,022	5.35%	$3,057	6.62%

Allowance for loan losses

Following the reclassification of the loan portfolio as held for sale in February 2009, we did not maintain an allowance for loan losses. Prior to February 2009, we recorded reductions in the allowance for loan losses to reverse unused loss reserves related to loans that have been paid off. The reduction in the allowance for loan losses was based on the volume and types of loan payoffs. The allowance for loan losses was based on the size of the portfolio and its historical performance. The determination of the allowance required management’s use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety.

Realized and unrealized gains and losses

Realized and unrealized gains (losses) on loans held for sale increased $22.8 million, to a $6.5 million gain in 2011 from a $16.3 million loss in 2010. The increase in gains was primarily due to changes in fair value of loans held for sale.

Operating expenses

Loan servicing and advisory expenses increased $188,000, or 66.7%, to $470,000 in 2010 from $282,000 in 2009. The increase was primarily due to the Amended MSA and the Amended AA with Aurora Bank which changed the fee structure.

Other general and administrative expenses decreased $193,000, or 25.5% to $565,000 in 2010 from $758,000 in 2009. The decrease in 2011 was primarily attributable to decreases in legal fees and external audit expenses.

Preferred stock dividends declared

Preferred stock dividends declared were $1,725,000 and $816,000 for the years ended December 31, 2010 and 2009, respectively. The amount for 2009 includes payment of dividends on the Series B and Series D preferred stock for the first quarter of 2009 prior to the communication from the OTS requiring non-objection for payment of dividends. The amount for 2010 includes dividends on the Series B and Series D preferred stock for the third and four quarters of 2010 and along with cumulative dividends in arrears on the Series B preferred stock for the second, third and fourth quarters of 2009 and the first and second quarters of 2010.

At December 31, 2011 and December 31, 2010, there were no dividends in arrears related to our Series B preferred stock.

Financial Condition

Interest-bearing Deposits with Parent

The balance of interest-bearing deposits decreased $35.2 million to $27.2 million at December 31, 2011 compared to $62.4 million at December 31, 2010. The decrease in the balance of interest-bearing deposits is primarily the result of our purchase, at the then current fair value, of certain investments from Aurora Bank in 2011 and preferred stock and common stock dividend payments, offset by cash flows from loan repayments.

Investment Portfolio

The balance of investments increased to $41.5 million as of December 31, 2011 compared to $0 as of December 31, 2010. The increase was the result of the purchase of MBS at the then current fair value in July 2011 from Aurora Bank, slightly offset by the cash flows from the securities generated by repayments on the underlying mortgage loans. No investments were sold during the year ended December 31, 2011.

Actual maturities of MBS are generally shorter than stated contractual maturities primarily as a result of prepayments of principal of the underlying mortgages. The stated contractual final maturity of the holdings in our investment portfolio ranges up to 25 years, but the expected maturity is subject to change based on the actual and expected future prepayments of the underlying loans. The estimated weighted average months to maturity of the securities in the table below are based upon our prepayment expectations, which were estimated using a combination of assumptions, market data and internal models. As of December 31, 2011, the average weighted average life of all holdings in our investment portfolio was 2.3 years. The following table summarizes our securities at fair value, according to their estimated weighted average life classifications as of December 31, 2011 and 2010:

	As of December 31, 2011			As of December 31, 2010
Weighted average life	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
	(in Thousands)			(in Thousands)

Less than or equal to one year	$—	$—	—%	$—	$—	—%
Greater than one year and less than or equal to two years	—	—	—	—	—	—
Greater than two years and less than or equal to three years	41,470	41,809	3.32	—	—	—
Greater than three years and less than or equal to five years	—	—	—	—	—	—
Greater than five years	—	—	—	—	—	—

Total	$41,470	$41,809	3.32%	$—	$—	—%

Loan Portfolio

The loan portfolio is summarized as follows:

	December 31,
	2011		2010
	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
	(In Thousands)

Mortgage loans on real estate:
Commercial real estate	$3,934	23.7%	$6,866	28.1%
Multi-family residential	403	2.4	850	3.5
One-to-four family residential	12,270	73.9	16,724	68.4
Total	$16,607	100.0%	$24,440	100.0%

Non-accrual loans, net of discount, totaled $123,000 at December 31, 2011 representing three loans and three borrowers. Non-accrual loans, net of discount, totaled $916,000 at December 31, 2010 representing eight loans and eight borrowers.

Cash Flows

	Years Ended December 31,
	2011	2010	2009
	(In Thousands)
Net cash provided by operating activities	$6,511	$11,295	$2,472
Net cash (used in) provided by investing activities	(39,367)	1,827	7,225
Net cash used in financing activities	(2,534)	(2,376)	(1,631)
Net change in cash and cash equivalents	$(35,390)	$10,746	$8,066

Cash provided by operating activities decreased by $4.8 million for 2011 as compared to 2010, primarily attributable to a decrease in loan repayments. Cash provided by operating activities increased by $8.8 million for 2010 as compared to 2009, primarily attributable to loan repayments partially offset by lower interest income.

Cash provided by investing activities was $1.8 million in 2010 as compared to cash used in investing activities of $39.4 million in 2011, a change of $41.2 million for 2011 as compared to 2010 primarily due to the purchase of our investments in 2011, partially offset by proceeds from repayments of investments and higher loan repayments. Cash provided by investing activities decreased by $5.4 million for 2010 as compared to 2009 due to loan repayments from loans held for sale included in operating activities.

Cash used in financing activities increased $158,000 for 2011 as compared to 2010 due to higher payments of preferred stock dividends, offset by lower payments of common stock dividends. Cash used in financing activities increased $745,000 for 2010 as compared to 2009 due to increases in dividends paid.

Off-Balance-Sheet Arrangements

We do not have any off-balance sheet arrangements.

Interest Rate Risk

As of December 31, 2011, we held financial assets which were sensitive to changes in interest rates and were subject to the following interest rate risks.

Our investment portfolio consisted of non-agency residential MBS of which approximately 76% of the fair value as of December 31, 2011 was held in securities with a fixed coupon rate of 3.50% and the remaining 24% was held in securities with a variable coupon rate. These MBS were comprised of residential adjustable rate mortgage loans with contractual interest rates that are affected by changes in market interest rates. The secondary market price of a MBS will sometimes rise less than a typical bond when interest rates decline, but may drop more when interest rates rise. These MBS were subject to greater interest rate risk than with other bonds.

The majority of our loan portfolio consisted of variable rate loans with contractual interest rates that were affected by changes in market interest rates. In addition, falling interest rates would tend to reduce the amount of interest earned on our interest-bearing cash deposits.

Significant Concentration of Credit Risk

We had cash and cash equivalents of $27.2 million as of December 31, 2011. These funds were held in interest-bearing and non-interest-bearing accounts with Aurora Bank. The FDIC-provided coverage on these accounts as of December 31, 2011 was limited to $250,000. Cash in excess of FDIC coverage limitations is subject to credit risk.

Our investment portfolio consisted of investments in specific tranches of larger securitization trusts. Each tranche has unique credit characteristics and the securitization trusts have defined seniority levels for each tranche within their trust for the allocation of loan repayments and losses, commonly referred to as the waterfall. Credit risk arises relative to our position within the waterfall. Aurora Bank monitors the credit condition of the collateral underlying our MBS investments.

Concentration of credit risk was present for our investment and loan portfolios with respect to geographical distribution. A significant portion of the collateral underlying the holdings in our investment portfolio and our loan portfolio was primarily real property located in California. As of December 31, 2011, this geographical concentration was 41.3% of the weighted average carrying value of our investment portfolio and 45.0% of the carrying value of our loan portfolio, respectively. These assets may experience a higher default rate in the event of adverse economic, political or business developments or natural hazards in California that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages. The housing and real estate sectors in California have been particularly impacted by the recession with higher overall foreclosure rates than the national average. If California experiences further adverse economic, political or business conditions, or natural hazards, we would potentially experience loss of interest and principal on our investment portfolio and higher rates of loss and delinquency on our mortgage loans than if the underlying loans were more geographically diverse.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. Interest rate risk is highly sensitive to many factors, including domestic and international economic influences, governmental, monetary and tax policies, political considerations and other factors that may be beyond our control. We are subject to interest rate risk in connection with our assets.

Our market risk arises primarily from interest rate risk inherent in holding financial assets including investment securities, loans and interest-earning deposits, held for other than trading purposes, as applicable.

•	The carrying value of our investment portfolio as of December 31, 2011 was $41.5 million and was comprised of residential MBS which are sensitive to interest rate risk as the underlying variable rate mortgage loans respond to changes in interest rates which can impact the contractual interest rates and prepayment speeds.

•	The carrying value of our loan portfolio as of December 31, 2011 was $16.7 million and the majority of our loans were variable rate with contractual interest rates that can be affected by changes in market interest rates.

•	Cash and interest-bearing deposits with Aurora Bank were $27.2 million at December 31, 2011 and had original maturities of ninety days or less. Most cash is held in a money market account that bears interest at rates determined by Aurora Bank, which generally follow federal funds rates, and is subject to change at any time.

Generally, a period of rising interest rates would tend to result in an increase in net interest income and conversely, a period of falling interest rates would tend to adversely affect net interest income. Whereas this holds true for interest income generated from our interest-bearing cash deposits, interest income from the variable rate mortgage loans that underlie all of the holdings in our investment portfolio and a majority of our loan portfolio would respond differently to fluctuations in interest rates. Lower interest rates may result in reduced interest income as prepayments may increase. Higher interest rates can also result in reduced interest income from increases in defaults and losses.

As of December 31, 2011, EOS had assets subject to interest rate risk, however, EOS did not utilize hedges or other instruments to offset interest rate risk. As of December 31, 2011, EOS did not have any interest-bearing liabilities.

Effect on Fair Value and Net Income

As of December 31, 2011, we performed a sensitivity analysis to determine the impact on interest income and asset value of our interest sensitive assets from various changes in interest rates. The analysis showed that the largest portion of the impact on a percentage basis was driven by our interest-bearing cash deposits. With our cash deposits, a change in the interest rate has a direct impact on the entire balance. Although there is no impact on the fair value itself, the impact on our interest income can be relatively large as every dollar of the holding is affected. As of December 31, 2011, our estimated interest income changed by approximately $68,000 or 33% for each change of 25 basis points in the interest rate.

For our investment portfolio, as of December 31, 2011, the change in our estimated interest income ranged from approximately $15,000 to $20,000 (a change of less than 2%) for each change of 25 basis points in the interest rate. The change in estimated asset value ranged from approximately $40,000 to $60,000 (a change of less than 2%) for each change of 25 basis points in the interest rate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
EOS Preferred Corporation:

We have audited the accompanying balance sheets of EOS Preferred Corporation (a Massachusetts corporation) (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EOS Preferred Corporation at December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, as described in Note 1 to the financial statements, the Board of Directors of EOS Preferred Corporation approved a plan of liquidation and dissolution on March 12, 2012 and the Company commenced liquidation shortly thereafter. As a result, the Company will change its basis of accounting for periods subsequent to March 12, 2012 from the going-concern basis to liquidation basis.

/s/ Grant Thornton LLP

Dallas, Texas

April 13, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

EOS Preferred Corporation (formerly Capital Crossing Preferred Corporation):

We have audited the accompanying statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2009 of EOS Preferred Corporation (the “Company”), formerly Capital Crossing Preferred Corporation. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

 We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of EOS Preferred Corporation for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that EOS Preferred Corporation will continue as a going concern. As more fully described in Note 3, on September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman Brothers”), indirect parent company to Aurora Bank FSB (“Aurora Bank”), and ultimate parent company of EOS Preferred Corporation, filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. As further described in Note 3 to the financial statements, Aurora Bank, the sole owner of the common stock of EOS Preferred Corporation, is subject to a Cease and Desist Order, dated January 26, 2009, and a Prompt Corrective Action Directive, dated February 4, 2009, issued by the Office of Thrift Supervision (the “OTS”), requiring Aurora Bank, among other matters, to submit a capital restoration plan and a liquidity management plan, and imposing restrictions on certain activities of Aurora Bank and EOS Preferred Corporation. The bankruptcy of Lehman Brothers and the ability of the Office of the Comptroller of the Currency (formerly the OTS) to regulate and restrict the business and operations of EOS Preferred Corporation, in light of the Cease and Desist Order and the Prompt Corrective Action Directive, raise substantial doubt about EOS Preferred Corporation’s ability to continue as a going concern. The 2009 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP
New York, New York
March 31, 2010

EOS Preferred Corporation

Balance Sheets

(In Thousands, except per share data)

	December 31,
	2011	2010
Assets
Cash account with parent	$—	$184
Interest-bearing deposits with parent	27,179	62,385
Total cash and cash equivalents	27,179	62,569

Investments at fair value	41,470	—

Loans held for sale, at fair value	12,188	16,505
Loans held for sale, at lower of accreted cost or market value	4,419	7,935
Total Loans	16,607	24,440

Real estate acquired through foreclosure	91	—
Accrued interest receivable	228	213
Total assets	$85,575	$87,222

Liabilities and Stockholders’ Equity
Accrued expenses	$47	$159
Accounts payable to parent	63	87
Dividends payable	798	798
Dividends payable to parent	36	902
Total liabilities	944	1,946

Stockholders’ equity:
Preferred stock, Series B, 8% cumulative, non-convertible; $.01 par value; $1,000 liquidation value per share plus accrued dividends; 1,000 shares authorized, 937 shares issued and outstanding	—	—
Preferred stock, Series D, 8.50% non-cumulative, exchangeable; $.01 par value; $25 liquidation value per share; 1,725,000 shares authorized, 1,500,000 issued and outstanding	15	15
Common stock, $.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	95,320	95,320
Accumulated deficit less dividends	(10,704)	(10,059)
Total stockholders’ equity	84,631	85,276
Total liabilities and stockholders’ equity	$85,575	$87,222

See accompanying notes to financial statements.

EOS Preferred Corporation

Statements of Operations

 (In Thousands)

	Years Ended December 31,
	2011	2010	2009

Interest income:
Interest and fees on loans	$1,286	$2,022	$3,057
Interest on investments	734	—	—
Interest on interest-bearing deposits	342	172	507
Total interest income	2,362	2,194	3,564

Realized and unrealized (losses) gains on loans held for sale	71	6,498	(16,263)
Unrealized loss on repossessed asset	(82)	—	—
Unrealized losses on investments	(339)	—	—
Reduction in allowance for loan losses	—	—	915
Net revenue (loss)	2,012	8,692	(11,784)

Operating expenses:
Loan servicing and advisory services	421	470	282
Other general and administrative	567	565	758
Total operating expenses	988	1,035	1,040
Net income (loss)	1,024	7,657	(12,824)

Preferred stock dividends	1,669	1,725	816
Net (loss) income available to common stockholder	$(645)	$5,932	$(13,640)

See accompanying notes to financial statements.

EOS Preferred Corporation

Statements of Changes in Stockholders’ Equity

 Years Ended December 31, 2011, 2010, and 2009

(In Thousands, except per share data)

	Preferred Stock Series B		Preferred Stock Series D		Common Stock		Additional Paid-in	Accumulated Deficit Less	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Dividends	Equity
Balance at December 31, 2008	1	$—	1,500	$15	—	$—	$95,121	$—	$95,136

Net loss	—	—	—	—	—	—	—	(12,824)	(12,824)
Cumulative dividends declared on preferred stock, Series B ($20.00 per share)	—	—	—	—	—	—	—	(19)	(19)
Dividends declared on preferred stock, Series D ($0.53125 per share)	—	—	—	—	—	—	—	(797)	(797)
Parent contribution	—	—	—	—	—	—	199	—	199
Balance at December 31, 2009	1	—	1,500	15	—	—	95,320	(13,640)	81,695

Net income	—	—	—	—	—	—	—	7,657	7,657
Cumulative dividends declared on preferred stock, Series B ($140.00 per share)	—	—	—	—	—	—	—	(131)	(131)
Dividends declared on preferred stock, Series D ($1.0625 per share)	—	—	—	—	—	—	—	(1,594)	(1,594)
Dividends declared on common stock	—	—	—	—	—	—	—	(2,351)	(2,351)
Balance at December 31, 2010	1	—	1,500	15	—	—	95,320	(10,059)	85,276

Net income	—	—	—	—	—	—	—	1,024	1,024
Cumulative dividends declared on preferred stock, Series B ($80.00 per share)	—	—	—	—	—	—	—	(75)	(75)
Dividends declared on preferred stock, Series D ($1.0625 per share)	—	—	—	—	—	—	—	(1,594)	(1,594)
Dividends declared on common stock	—	—	—	—	—	—	—	—	—

Balance at December 31, 2011	1	$—	1,500	$15	—	$—	$95,320	$(10,704)	$84,631

See accompanying notes to financial statements.

EOS Preferred Corporation

Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009
	(In Thousands)
Cash flows from operating activities:
Net income (loss)	$1,024	$7,657	$(12,824)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Unrealized losses on investments	339	—	—
Realized and unrealized losses (gains) on loans	(71)	(6,498)	16,263
Unrealized loss on repossessed asset	82	—	—
Realized gain on sale of repossessed asset	(94)	—	—
Decrease (increase) in accrued interest and other receivables	(15)	180	(280)
(Decrease) increase in accrued expenses and accounts payable to parent	(137)	(98)	228
Loan repayments for loans held for sale at fair value	5,383	10,054	—
Provision for loan losses	—	—	(915)
Net cash provided by operating activities	6,511	11,295	2,472

Cash flows from investing activities:
Purchase of investments at fair value	(46,901)	—	—
Proceeds from repayments of investments	5,092	—	—
Loan repayments from loans at lower of accreted cost or market value	2,228	1,827	7,225
Proceeds from sale of repossessed asset	214	—	—
Net cash (used in) provided by investing activities	(39,367)	1,827	7,225

Cash flows from financing activities:
Payment of preferred stock dividends	(1,650)	(909)	(1,631)
Payment of common stock dividends	(884)	(1,467)	—
Net cash used in financing activities	(2,534)	(2,376)	(1,631)

Net change in cash and cash equivalents	(35,390)	10,746	8,066
Cash and cash equivalents at beginning of year	62,569	51,823	43,757
Cash and cash equivalents at end of year	$27,179	$62,569	$51,823

Supplemental cash flow information:
Repossessed assets acquired through foreclosure	$293	$—	$—
Capital contribution from Aurora Bank	—	—	199

See accompanying notes to financial statements.

EOS Preferred Corporation

Notes to the Financial Statements

Years Ended December 31, 2011, 2010 and 2009

1. Organization

EOS Preferred Corporation (referred to hereafter as the “Company”, “the Corporation”, “EOS”, “we”, “us” or “our”) is a Massachusetts corporation organized on March 20, 1998. Aurora Bank, FSB (“Aurora Bank”), an indirect wholly owned subsidiary of Lehman Brothers Holdings Inc. (“LBHI”; LBHI with its subsidiaries, “Lehman Brothers”), owns all of our common stock.

On March 12, 2012, the Board of Directors of EOS (the “Board of Directors”) approved a Plan of Liquidation and Dissolution. Our Series D preferred stock, previously listed on the NASDAQ Stock Market, Inc. (“NASDAQ”) under the ticker symbol “EOSPN”, formally ceased trading on March 28, 2012. On April 9, 2012, the Series B and Series D shareholders were liquidated and were paid their liquidation preference. These shareholders no longer have any rights as against the Corporation. A notice to delist from the NASDAQ-OMX exchange was filed on March 29, 2012. That delisting was effective April 9, 2012. Management expects to file Articles of Dissolution with the Secretary of State of the Commonwealth of Massachusetts on April 16, 2012. Management is coordinating the sale of our remaining assets, the wind down of our corporate affairs and the liquidation of the common shares and expects to be concluded during 2012. Refer to the subsequent events section of Note 2.

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

We have operated in a manner intended to allow us to be taxed as a real estate investment trust, or a “REIT,” under the Internal Revenue Code of 1986, as amended. As a REIT, EOS will not be required to pay federal or state income tax if we distribute our earnings to our shareholders and have met a number of other requirements.

On March 31, 1998, Capital Crossing Bank capitalized the Company by transferring mortgage loans valued at $140.7 million in exchange for 1,000 shares of 8% Cumulative Non-Convertible Preferred Stock, Series B, valued at $1.0 million and 100 shares of our common stock valued at $139.7 million. The carrying value of these loans approximated their fair values at the date of contribution.

On May 11, 2004, we closed our public offering of 1,500,000 shares of 8.50% Non-Cumulative Exchangeable Preferred Stock, Series D. Our net proceeds from the sale of Series D preferred stock were $35.3 million. As of July 15, 2009, the Series D became redeemable at our option with the prior consent of OCC and/or the Federal Deposit Insurance Corporation (the “FDIC”).

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

EOS Preferred Corporation

Notes to the Financial Statements

Years Ended December 31, 2011, 2010 and 2009

Business

Our principal business objective was to hold mortgage assets to generate net income for distribution to our stockholders. As of December 31, 2011, our mortgage assets included non-agency residential mortgage-backed securities (“MBS) and loans collateralized by residential, multi-family and commercial properties. Our mortgage assets were primarily collateralized by properties located in California. All mortgage assets in our investment portfolio at December 31, 2011 were acquired from Aurora Bank. All mortgage assets in our loan portfolio at December 31, 2011 were acquired from Capital Crossing Bank or Aurora Bank. Aurora Bank administers our day to-day activities in its roles as servicer under the Master Service Agreement (“MSA”) entered into between Aurora Bank and EOS and as advisor under the Advisory Agreement (“AA”) entered into between Aurora Bank and EOS. Both the AA and the MSA were amended effective as of January 1, 2010. The amended AA and the amended MSA change the fees paid by EOS. During 2010, the amended agreement, among other things, changed the management fee to $25,000 per month. The amended MSA changed the fees paid by EOS to reflect the fees payable to each sub-servicer. Through December 31, 2009, we paid Aurora Bank an annual servicing fee equal to 0.20%, payable monthly, and an annual advisory fee equal to 0.05%, also payable monthly, of the gross average unpaid principal balances of loans in the loan portfolio it services for the immediately preceding month.

2. Summary of Significant Accounting Policies

Basis of presentation

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) which require management to make estimates and assumptions that affect the amounts reported on the financial statements and accompanying notes. The following is a description of the more significant accounting policies which we follow in preparing and presenting our financial statements. Due to the approval of the Plan of Liquidation and Dissolution by our Board of Directors, EOS is no longer considered to be a going concern.

Use of estimates

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the fair value of loans held for sale. For a more detailed discussion of the basis for the estimates of the fair value of our loan portfolio, see Loans Held for Sale, below, and Note 6, Fair Value of Financial Instruments. Prior to February 5, 2009, material estimates also included the determination of the allowance for losses on loans, the allocation of purchase discount on loans between accretable and nonaccretable portions, and the rate at which the discount is accreted into interest income.

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

Investments at fair value

We hold investments in non-agency residential mortgage-backed securities (“MBS”). These investments were acquired at the then current fair value in July 2011 from Aurora Bank.

The investments in our portfolio are comprised of non-agency residential MBS. The investment portfolio is a component of the asset/liability management process of Aurora Bank who manages these investments to maximize portfolio yield within capital risk limits approved by Aurora Bank’s Board of Directors as monitored by the Asset / Liability Management Committee of Aurora Bank.

We have elected the fair value option for our investments which are determined primarily based on quotes received from third parties and other information available from primary and secondary markets. We recognize unrealized gains and losses from changes in fair value. We recognize realized gains and losses on the sale or maturity of these securities using the specific identification method. We report both realized and unrealized gains and losses on investments in the Statements of Operations. Unamortized premiums and discounts are recognized in Interest on investments in the Statements of Operations using the effective interest method over the contractual life of the security, as adjusted for expected prepayments. See Notes 4 and 6 for more information.

EOS Preferred Corporation

Notes to the Financial Statements

Years Ended December 31, 2011, 2010 and 2009

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

Effective November 1, 2009, EOS and Aurora Bank entered into and consummated the November Asset Exchange pursuant to which we agreed to an exchange of loans with Aurora Bank, though with a lesser quantity of loans than the February Asset Exchange. We continue to report the portion of the loan assets that were retained after the November Asset Exchange at the lower of their accreted cost or market value. For these retained loans, the fair value of the loans would be recognized only up to the cost on the date they were classified as held for sale. We have elected the fair value option for the loans that were received from the November Asset Exchange. For these acquired loans, the carrying value of the loans would be equivalent to fair value which may reflect an unrealized gain or loss relative to the cost of the loans. Such recognition is included in the determination of net income in the period in which the change occurred.

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

Loans are generally placed on non-accrual status and the accrual of interest is generally discontinued when the collectability of principal and interest is not probable or estimable which generally occurs when the loan is ninety days or more past due as to either principal or interest. Unpaid interest income previously accrued on such loans is reversed against current period interest income. Interest payments received on non-accrual loans are recorded as interest income. A loan is returned to accrual status when it is brought current and the borrower has sustained repayment performance for a reasonable period of time. Loans are charged off when they are determined to be uncollectible.

Discounts on Acquired Loans and Allowance for Loan Losses

Prior to February 5, 2009, our loan assets were considered held for investment and recorded at accreted cost which accounts for the amortization of any purchase discount and deferred fees less an allowance for loan losses. We reviewed acquired loans for differences between contractual cash flows and cash flows expected to be collected from our initial investment in the acquired loans to determine if those differences were attributable, at least in part, to credit quality. If those differences were attributable to credit quality, the loan’s contractually required payments receivable in excess of the amount of its cash flows expected at acquisition, or nonaccretable discount, was not accreted into income. The allowance for loan losses was increased or decreased through a provision for loan losses or a reduction in the allowance for loan losses included in earnings. Any remaining discount relating to our purchase of the loans is not amortized as interest income during the period the loans are classified as held for sale. Deferred income associated with loans held for sale is deferred until the related loan is paid in full or sold. There was judgment involved in estimating the amount of our future cash flows on acquired loans and the amount and timing of actual cash flows could differ materially from management’s estimates Subsequent to February 5, 2009, the loan assets were considered held for sale and were carried at fair value.

EOS Preferred Corporation

Notes to the Financial Statements

Years Ended December 31, 2011, 2010 and 2009

Real estate acquired through foreclosure

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified separately until sold. Such property is initially recorded at market value less estimated costs to sell and then carried at the lower of cost or market value less estimated costs to sell. The market value of our repossessed residential and commercial assets was estimated based upon real estate appraisals or broker price opinions (“BPO”). Once a property has gone through foreclosure, an appraisal or BPO is ordered and periodically updated. During the year ended December 31, 2011, one commercial loan and one residential loan were foreclosed. The residential foreclosure was sold during 2011.

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

Taxes

We have elected, for federal income tax purposes, to be treated as a REIT and believe that we have complied with the provisions of the Internal Revenue Code (the “IRC”). Accordingly, we will not be subject to corporate income taxes to the extent we distribute at least 90% of our REIT taxable income to stockholders and as long as certain assets, income, distribution, and stock ownership tests are met in accordance with the IRC. As such, no provision for income taxes was included in the accompanying financial statements.

As of December 31, 2011, management evaluated the quantitative and qualitative requirements for REIT status and believes that we qualify as a REIT for federal and state income tax purposes. Accordingly, we have not recorded any uncertain tax positions. As of December 31, 2011, we did not have any unrecognized tax benefits. We do not anticipate any material changes in existing unrecognized tax benefits during the next 12 months. The Company is subject to examination by the respective taxing authorities for the tax years 2008 to 2010. Our policy is to include interest and penalties related to income taxes in Other general and administrative expense if applicable; there were no such expenses for 2011, 2010, or 2009.

For the year ended December 31, 2009, we accrued an excise tax liability of $60,000 which is included in Other general and administrative expenses. We were subject to excise tax equal to 4% of the undistributed portion of adjusted ordinary income. The excise tax liability resulted from us not distributing 85% of our ordinary income from 2009. There was no excise tax due for the years ended December 31, 2011 or 2010.

Concentration of Credit Risk

We had cash and cash equivalents of $27.2 million as of December 31, 2011. These funds were held in interest-bearing and non-interest-bearing accounts with Aurora Bank. The FDIC provides coverage on these accounts which as of December 31, 2011 was limited to $250,000. Cash in excess of FDIC coverage limitations is subject to credit risk.

EOS Preferred Corporation

Notes to the Financial Statements

Years Ended December 31, 2011, 2010 and

Our investment portfolio consists of investments in specific tranches of larger securitization trusts. Each tranche has unique credit characteristics and the securitization trusts have defined seniority levels for each tranche within their trust for the allocation of loan repayments and losses, commonly referred to as the waterfall. Credit risk is evaluated relative to our position within the waterfall. Aurora Bank actively monitors the credit condition of the collateral underlying our MBS investments.

Concentration of credit risk generally arises with respect to our loan portfolio when a number of borrowers engage in similar business activities, or activities in the same geographical region.

A significant portion of the collateral underlying the holdings in our investment portfolio and our loan portfolio is primarily real property located in California. As of December 31, 2011, this geographical concentration was 41.3% of the weighted average carrying value of our investment portfolio and 45.0% of the carrying value of our loan portfolio, respectively. These assets may experience a higher default rate in the event of adverse economic, political or business developments or natural hazards in California that may affect the ability of property owners to make payments of principal and interest on the underlying mortgages. The housing and real estate sectors in California have been particularly impacted by the recession with higher overall foreclosure rates than the national average. If California experiences further adverse economic, political or business conditions, or natural hazards, we would potentially experience loss of interest and principal on our investment portfolio and higher rates of loss and delinquency on our mortgage loans than if the underlying loans were more geographically diverse.

Subsequent Events

We assessed events that occurred subsequent to December 31, 2011 for potential disclosure and recognition on the financial statements. Beyond the items listed below, no additional events have occurred that would require disclosure in or adjustment to our financial statements.

•	On February 28, 2012, EOS executed an asset sale agreement with an unrelated third party for the sale of all of our commercial loans and assets acquired through foreclosure with a carrying value at December 31, 2011 of $4.4 million. A competitive bid process was utilized and bids were received from multiple counterparties. The sales price was an indicator of fair value which we utilized in our valuation methodologies to determine the appropriate fair value adjustments at December 31, 2011 and we recorded a reduction to the carrying value of these assets at December 31, 2011 of $1.9 million. The transaction closed on March 30, 2012.

•	The following subsequent events are associated with the Plan of Liquidation and Dissolution approved by the Board of Directors of EOS on March 12, 2012 and approved by the Board of Directors of Aurora Bank, the sole common shareholder of EOS, on March 13, 2012:

o	Our Series D preferred stock, previously listed on the NASDAQ Stock Market, Inc. (“NASDAQ”) under the ticker symbol “EOSPN”, formally ceased trading on March 28, 2012.

o	A notice to delist from the NASDAQ-OMX exchange was filed on March 29, 2012. The delisting became effective April 9, 2012. Management expects to file Articles of Dissolution with the Secretary of State of the Commonwealth of Massachusetts on April 16, 2012.

o	On April 4, 2012, we executed an Asset Sale Agreement with Aurora Bank for the sale of the investment portfolio of EOS at the fair market values of the investments as of March 30, 2012 which was $39.4 million.

EOS Preferred Corporation

Notes to the Financial Statements

Years Ended December 31, 2011, 2010 and

o	On April 9, 2012, the shares of Series B and Series D preferred stock were liquidated and we made liquidation payments in the aggregate amount of $39.3 million to such holders. Liquidation payments to the Series B and Series D preferred shareholders were $1,000.00 and $25.00 per share, respectively. Payments of accrued and unpaid dividends to the Series B and Series D preferred shareholders were $22.00 per share and $0.584375 per share, respectively.

o	Management is actively marketing for sale the residential loan portfolio of EOS. Once the sale of this group of loans is completed, management will facilitate the wind down of the remaining corporate affairs of EOS and the liquidation of the common shares and expects to be concluded during 2012.

Recent Accounting Pronouncements

In January 2010, the FASB issued a standards update on improving disclosures about fair value measurements. The update required expanded disclosures including the techniques and inputs used to measure fair value, transfers in and out of Levels 1 and 2, both effective for our annual reporting period ended December 31, 2009, and disaggregation of components within the reconciliation of Level 3 fair value measurements, effective for our annual reporting period ended December 31, 2011. The now fully adopted update to the standards did not impact our financial statements, as it only impacts the footnote disclosures. Comparative disclosures are not required in the period of initial adoption. We have included the applicable disclosures in Note 14, Fair Value Measurements.

In April 2011, the FASB issued a standards update on troubled debt restructurings. The standards update clarified guidance on a creditor’s evaluation of whether (1) it has granted a concession and (2) a debtor is experiencing financial difficulties. This update is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. This standards update is not applicable to EOS as our loan portfolio is recorded either at fair value or the lower of accreted cost or market value. This new guidance had no impact on our results of operations or financial position. None of the loans in our portfolio had their terms modified during the year ended December 31, 2011.

In May 2011, the FASB issued a standards update to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards (“IFRS”). The standards update modifies the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. It also clarifies the existing fair value measurement requirements. The standards update expands disclosures about fair value measurements, including additional disclosures regarding the valuation process for fair value measurements categorized as Level 3 of the fair value hierarchy, the use of a nonfinancial asset in a way that differs from the asset’s best use when that asset is measured at fair value, and the categorization by level of the fair value hierarchy for items that are not measured at fair value on the balance sheet but for which the fair value is required to be disclosed. This update to the standards is effective for our interim period ending March 31, 2012. We are evaluating the impact of this update on our annual financial statement disclosures.

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

Pursuant to the CMA executed on November 30, 2010, Aurora Bank, LBHI, LB Bancorp, and the OTS, as regulatory predecessor to the OCC, entered into a Capital Maintenance Agreement (“CMA”) in which, among other things, LBHI, LB Bancorp and Aurora Bank agreed that it would seek to sell Aurora Bank or all of its non-cash assets for sale with the closing to occur within eighteen (18) months from Execution Date. If after a period of fifteen (15) months following the Execution Date, the OCC concluded that it was unlikely that a sale of Aurora Bank would be consummated by the end of the eighteen (18) month period, Aurora Bank would have been required to prepare and submit to the OCC a plan for dissolution. The OCC granted approval to Aurora Bank for various asset sales on April 5, 2012.

EOS Preferred Corporation

Notes to the Financial Statements

Years Ended December 31, 2011, 2010 and

Regulatory Actions Involving Aurora Bank

Aurora Bank - Regulatory Actions and Capital Levels. On January 26, 2009, the OTS entered a cease and desist order against Aurora Bank (the “Original Order”). The Original Order required Aurora Bank to ensure that each of its subsidiaries, including EOS, was in compliance with the Original Order, including the operating restrictions contained therein. In addition, on February 4, 2009, the OTS issued a prompt corrective action directive to Aurora Bank (the “PCA”). The PCA required Aurora Bank to, among other things; raise its capital ratios such that it would be deemed to be “adequately capitalized” and placed additional constraints on Aurora Bank and its subsidiaries, including EOS.

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

Copies of regulatory actions against Aurora Bank can be found on the OTS’ website (www.ots.treas.gov).

As of December 31, 2011 and 2010, as set forth in a public filing with the OCC, Aurora Bank’s capital ratios were above the thresholds required under the CMA.

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

EOS Preferred Corporation

Notes to the Financial Statements

Years Ended December 31, 2011, 2010 and

During the first quarter of 2011, we submitted a formal request for non-objection to the OTS to declare dividends. The OTS had not issued a ruling on our request prior to the filing of our quarterly report on Form 10-Q for the period ended March 31, 2011, and as a result, dividends were not declared for the first quarter of 2011. On July 12, 2011, the OTS granted a non-objection determination for the declaration of preferred stock dividends. On July 13, 2011, the Board of Directors declared dividends for the second quarter of 2011 which were comprised of cumulative dividends on the Series B preferred stock of $40.00 per share and non-cumulative dividends on the Series D preferred stock of $0.53125 per share. Dividends were not declared on our common stock.

During the third quarter of 2011, federal regulatory oversight of Aurora Bank and EOS transitioned from the OTS to the OCC. As part of the transition of primary regulators, the OCC, as successor to the OTS, is charged with undertaking a review of various matters impacting Aurora Bank and EOS which included the payment of dividends to our preferred and common shareholders. The OCC’s review of matters relating to Aurora Bank and EOS continued throughout the transition period. Accordingly, our Board of Directors did not declare or pay a dividend on the Series D preferred stock or the Series B preferred stock, that would have been payable on October 17, 2011.

On December 20, 2011, the OCC provided authorization for the declaration of dividends in an amount sufficient to maintain qualification as a REIT and avoid excise tax for the 2011 tax year provided such dividends were declared by December 31, 2011 and these dividends were paid by January 31, 2012. The Board of Directors of EOS declared such dividends on December 21, 2011, for the fourth quarter of 2011, consistent with the OCC authorization. The dividends were payable to shareholders of record as of January 5, 2012 and included cumulative dividends on the Series B preferred stock of $40.00 per share, non-cumulative dividends on the Series D preferred stock of $0.53125 per share. No dividends were declared on our common stock. Notwithstanding the lack of dividends paid on our common stock, EOS satisfied the income distribution requirements in 2011 to retain its status as a REIT.

As of December 31, 2011, there were no dividends in arrears related to our cumulative Series B preferred stock. Dividends on the Series D preferred stock are non-cumulative and as such, there were no dividends in arrears.

4. Investments at Fair Value

On July 19, 2011, we executed an Asset Sale Agreement with Aurora Bank to purchase certain MBS from Aurora Bank. In accordance with the terms of this agreement, we purchased $46.9 million in MBS at the then current fair value (and the carrying value of Aurora Bank) with cash that was held in our interest-bearing account. Underlying the holdings in our investment portfolio are pooled residential mortgage loans which are all 30 year adjustable rate mortgages originated in 2006 and 2007. We believe the securities purchased meet REIT eligibility requirements under the IRC. Regulatory approval was not required for this transaction.

EOS Preferred Corporation

Notes to the Financial Statements

Years Ended December 31, 2011, 2010 and

The following table provides the cost, less cumulative repayments, and fair value for the category of MBS in our portfolio at December 31, 2011. The net unrealized gains and losses are reported in Unrealized losses on investments on the Statements of Operations.

	Cost less Cumulative Repayments	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Residential mortgage-backed securities	$41,809	$—	$(339)	$41,470

The unrealized gains and losses associated with non-agency residential MBS are primarily driven by collateral losses that are different than originally projected, wider credit spreads, and changes in interest rates. The net unrealized gains and losses are reported in Unrealized losses on investments on the Statements of Operations.

There were no investments sold during the year ended December 31, 2011, therefore there were no realized gains and losses on the investments for the year ended December 31, 2011.

MBS are comprised of securities not due at a single maturity date and generally have a shorter life than the stated maturity. The actual maturity of a MBS is expected to be less than its stated maturity due to prepayments of the underlying mortgages. Payments that are faster than anticipated may shorten the life of the security and may affect the actual yield based upon any premiums or discounts included in the initial purchase price. The weighted-average yield is computed using the contractual coupon of each security weighted based on the fair value of each security and was 3.32% at December 31, 2011.

5. Loans

As of both December 31, 2011 and 2010, the loan portfolio was comprised primarily of loans secured by one-to-four family residential real estate loans, the majority of which were located in California. On November 18, 2009, EOS and Aurora Bank entered into and consummated the November Asset Exchange pursuant to which EOS agreed to transfer 93 loans secured primarily by commercial real estate and multi-family residential real estate to Aurora Bank in exchange for 74 loans secured primarily by residential real estate. There were no acquisitions, sales or exchanges of loans during 2011 or 2010.

We use the term “carrying value” to reflect loans valued at the lower of their accreted cost or market value, or at their fair value, as applicable to the individual loans’ valuation method as selected by us in accordance with accounting standards.

EOS Preferred Corporation

Notes to the Financial Statements

Years Ended December 31, 2011, 2010 and

A summary of the carrying value and unpaid principal balance (“UPB”) of loans held for sale by valuation method and in total is as follows:

	December 31,
	2011		2010
	Carrying Value	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance
	(In Thousands)
Commercial real estate	$3,934	$7,238	$6,866	$9,504
Multi-family residential	403	753	850	1,034
One-to-four family residential	82	164	219	272
Subtotal mortgage loans at lower of accreted cost or market value (1)	4,419	8,155	7,935	10,810
One-to-four family residential, at fair value	12,188	16,416	16,505	22,048
Total	$16,607	$24,571	$24,440	$32,858

(1)	Though the table compares the carrying value of these loans against UPB, these loans are carried at the lower of accreted cost or market value and the carrying value cannot exceed the cost of these loans which for all loans is less than UPB.

A summary of the loans on non-accrual status is as follows:

	December 31,
	2011		2010
	Carrying Value	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance
	(In Thousands)
Mortgage loans on real estate on non-accrual status:
Commercial real estate	$123	$549	$692	$802
Multi-family residential	—	—	—	—
One-to-four family residential	—	—	224	337
Total loans on non-accrual status	$123	$549	$916	$1,139

	Years Ended December 31,
	2011	2010	2009
	(In Thousands)
Average carrying value of non-accrual loans	$586	$738	$1,532
Number of non-accrual loans	3	8	7
Number of borrowers with non-accrual loans	3	8	5

Activity in the allowance for loan losses follows:

	Years Ended December 31,
	2011	2010	2009
	(In Thousands)
Balance at beginning of year	$—	$—	$915
Reversal of allowance	—	—	(915)
Balance at end of year	$—	$—	$—

Prior to February 5, 2009, when we classified our loans as held for sale, there was no interest income recognized on impaired loans or interest income recognized on a cash basis on impaired loans for the year ended December 31, 2009.

EOS Preferred Corporation

Notes to the Financial Statements

Years Ended December 31, 2011, 2010 and

6. Fair Value of Financial Instruments

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

Investments

The fair value of our investment portfolio was determined primarily based upon quotes received from third parties and other information available from primary and secondary markets. Management also considered calculations prepared using a pricing model with inputs that included observable market data and inputs that can be derived principally from or corroborated by observable market data. Market information used in the pricing model included benchmark yields, prepayment speeds, spreads, and volatility of similar securities.

In the fair value determination at December 31, 2011, all of our investments were categorized as Level 2.

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

Effective November 1, 2009, EOS and Aurora Bank entered into and consummated the November Asset Exchange pursuant to which we agreed to an exchange of loans with Aurora Bank, though with a lesser quantity of loans than the February Asset Exchange. We continue to report the portion of the loan assets that were retained after the November Asset Exchange at the lower of their accreted cost or market value and these loans are reflected in Loans held for sale, at lower of accreted cost or market value on the Balance Sheet. For these retained loans, the carrying value of the loans would be recognized only up to the cost on the date they were classified as held for sale. We have elected the fair value option for the loans that were received from the November Asset Exchange and these loans are reflected in Loans held for sale, at fair value on the Balance Sheet. For these acquired loans, the carrying value of the loans would be equivalent to fair value which may reflect an unrealized gain or loss relative to the cost of the loans. Such recognition is included in the determination of net income in the period in which the change occurred.

EOS Preferred Corporation

Notes to the Financial Statements

Years Ended December 31, 2011, 2010 and

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

The fair value of our loan portfolio was estimated based upon estimates provided by a third party valuation specialist using various proprietary cash flow models to price the portfolio. These models consider significant inputs such as loan type loan age, loan to value ratio, payment history, and property location, as well as significant assumptions such as estimated rates of loan delinquency, potential recovery, discount rate, and the impact of interest rate reset. Recent trade quotes or prices are identified in estimating the amount at which a third party might purchase the loans and their yield requirements. In addition to the estimates from the third party valuation specialist, management also considers market information and quotes received from third parties, when available. The valuation of the loan portfolio involves management’s use of estimates and judgment, the degree of which is dependent on the terms of the loans and the availability of market prices and inputs.

In the fair value determination at December 31, 2011 and 2010, all of our loans were categorized as Level 3.

The table presented below summarizes the change in balance sheet carrying value during the years ended December 31, 2011, 2010 and 2009 for Level 3 assets measured at fair value on a recurring basis.

	Balance December 31, 2010	Net Transfers In / Out(1)	Payments	Settlements (4)	Net Gains (Losses) (2)	Balance December 31, 2011
		(In Thousands)
Loans Held for Sale:
Commercial real estate	$6,866	$—	$(1,839)	$(173)	$(920)	$3,934
Multi-family residential	850	—	(253)	—	(194)	403
One-to-four family residential	16,724	—	(5,519)	(120)	1,185	12,270
Total	$24,440	$—	$(7,611)	$(293)	$71	$16,607

	Balance December 31, 2009	Net Transfers In / Out(1)	Payments	Settlements (4)	Net Gains (Losses) (2)	Balance December 31, 2010
		(In Thousands)
Loans Held for Sale:
Commercial real estate	$6,380	$—	$(1,551)	$—	$2,037	$6,866
Multi-family residential	693	—	(168)	—	325	850
One-to-four family residential	22,750	—	(10,162)	—	4,136	16,724
Total	$29,823	$—	$(11,881)	$—	$6,498	$24,440

EOS Preferred Corporation

Notes to the Financial Statements

Years Ended December 31, 2011, 2010 and

	Balance December 31, 2008	Net Transfers In / Out(1)	Payments	November Asset Exchange, net (3)	Settlements (4)	Net Gains (Losses) (2)	Balance December 31, 2009
		(In Thousands)
Loans Held for Sale:
Commercial real estate	$—	$29,775	$(3,291)	$(11,235)	$—	$(8,869)	$6,380
Multi-family residential	—	19,982	(1,334)	(10,776)	—	(7,179)	693
One-to-four family residential	—	970	(303)	22,298	—	(215)	22,750
Total	$—	$50,727	$(4,928)	$287	$—	$(16,263)	$29,823

(1)	Transfers are recognized on the actual date of the event or change in circumstances that caused the transfer.

(2)	Net Gains and Losses are included in Realized and unrealized gains (losses) on loans held for sale on the Statements of Operations. This includes gains and losses from changes in fair value of loans along with gains from the sale of repossessed assets.

(3)	The Exchange also entailed the transfer of accrued interest receivable of $88, resulting in a net capital contribution of $199 from the transaction.

(4)	Settlements include loans which were foreclosed.

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

The estimated fair values, and related carrying value, of our financial instruments are as follows:

	December 31,
	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)
Cash and cash equivalents	$27,179	$27,179	$62,569	$62,569
Investments	41,470	41,470	—	—
Loans, net	16,607	16,607	24,440	24,440

EOS Preferred Corporation

Notes to the Financial Statements

Years Ended December 31, 2011, 2010 and

7. Preferred Stock

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

On May 11, 2004, we completed a public offering of 1.5 million shares of Non-Cumulative Exchangeable Preferred Stock, Series D, with a dividend rate of 8.50% and a liquidation preference of $25 per share, which raised net proceeds of $35.3 million, after related offering costs of $2,241,000. The liquidation preference for each Series D preferred share is $25.00, plus an accrued and unpaid dividend for the quarter in which the liquidation occurs.

The Series B and the Series D preferred stock were liquidated on April 9, 2012 and on this date, liquidating distributions were paid to the Series B and Series D shareholders in accordance with their respective terms.

8. Related Party Transactions

Loan Servicing

Our loan portfolio is serviced by Aurora Bank and sub-serviced at their direction pursuant to the terms of the MSA.

The MSA requires Aurora Bank to service, or direct sub-servicing of, the loan portfolio in a manner substantially the same as for similar work performed by Aurora Bank for transactions on its own behalf. Aurora Bank collects and remits principal and interest payments on at least a monthly basis; maintains perfected collateral positions; submits and pursues insurance claims; and initiates and supervises foreclosure proceedings on the loan portfolio it services. Aurora Bank also provides accounting and reporting services for the loan portfolio as required by EOS. We may also direct Aurora Bank to dispose of any loans placed on non-accrual status, or modified due to financial deterioration of the borrower. Aurora Bank may facilitate loan modifications and short sales where circumstances are so warranted. Aurora Bank may institute foreclosure proceedings and foreclose, manage and protect the mortgaged premises, including exercising any power of sale contained in any mortgage or deed of trust, obtaining a deed-in-lieu-of-foreclosure, or otherwise acquiring title to a mortgaged property underlying a mortgage loan by operation of law or otherwise in accordance with the terms of the MSA.

The MSA may be terminated on ninety days notice and other criteria pursuant to the agreement.

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

Advisory Services

EOS has entered into the AA pursuant to which Aurora Bank administers our day-to-day operations. As advisor, Aurora Bank is responsible for:

EOS Preferred Corporation

Notes to the Financial Statements

Years Ended December 31, 2011, 2010 and

•	monitoring the credit quality of our investment and loan portfolio;

•	advising us with respect to the acquisition, management, financing, and disposition of our investments, loans and other assets; and

•	maintaining our corporate and shareholder records.

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

Servicing and advisory fees for the years ended December 31, 2011, 2010, and 2009, totaled $421,000, $470,000, and $127,000, respectively, and were recorded in Loan Servicing and advisory services in the Statements of Operations. Amounts due to Aurora Bank as of December 31, 2011 and 2010 were $63,000 and $87,000, respectively and were recorded in Accounts payable to parent on the balance sheets.

Our investment portfolio was purchased from Aurora Bank in July 2011 at the then current fair value (and the carrying value of Aurora Bank) of $46.9 million with cash that was in our account with Aurora Bank. The fair value of the investment portfolio was $41.5 million at December 31, 2011.

All of the mortgage assets in our loan portfolio at December 31, 2011 were purchased from Capital Crossing or Aurora Bank. See November Asset Exchange in Note 2 for the transaction to exchange commercial and multi-family loans for residential loans during 2009. No loans were purchased or contributed from Aurora Bank in 2011 or 2010.

The following table summarizes capital transactions between us and Aurora Bank, our sole common shareholder and parent:

	Years Ended December 31,
	2011	2010	2009
	(In Thousands)
Common stock dividends paid to parent	$884	$1,467	$—
Series B preferred stock dividends paid to parent	54	108	18
Contribution of capital in the form of loans (“November Asset Exchange”)	—	—	199

Additionally, dividends were declared on December 31, 2011. Dividends to Aurora Bank included $38,000 for the Series B preferred stock and are included in Dividends payable to parent as of December 31, 2011.

Our cash and cash equivalents balances of $27.2 million and $62.6 million at December 31, 2011 and 2010, respectively, consist entirely of deposits with Aurora Bank.

9. Quarterly Data (Unaudited)

Supplemental Financial Information

	Years Ended December 31,
	2011				2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In Thousands)
Interest income	$729	$777	$448	$408	$529	$465	$524	$676
Losses on investments held for sale	(331)	(8)	—	—	—	—	—	—
(Losses) gains on loans held for sale	(1,315)	4	71	1,311	1,263	2,715	756	1,764
Loss on repossessed asset	(82)	—	—	—	—	—	—	—
Operating expenses	249	182	289	268	247	265	249	274
Net income (loss)	(1,248)	591	230	1,451	1,545	2,915	1,031	2,166
Preferred stock dividends declared	835	834	—	—	816	909	—	—
Net income (loss) available to common stockholder	$(2,083)	$(243)	$230	$1,451	$729	$2,006	$1,031	$2,166

Schedule IV – Mortgage Loans on Real Estate

 December 31, 2011

	Prior Liens	Location	Interest Rate	Carrying Amount of Mortgage	Unpaid Principal Balance	Principal Amount Subject to Delinquent Principal or Interest	Amount of Mortgage being Foreclosed	Interest Due and Accrued at End of Period	Interest Income Earned Applicable to Period
				(In Thousands)
Farms	—	—	—	$—	$—	$—	$—	$—	$—
Residential	—	Various U.S. Cities	3.0%	12,188	16,416	—	—	65	651
Apartments and businesses	—	Various U.S. Cities	3.0 - 14.5%	4,419	8,155	549	—	46	635
Unimproved	—	—	—	—	—	—	—	—	—
Total				$16,607	$24,571	$549	$—	$111	$1,286

Balance at December 31, 2010	$24,440
Additions during period:
Realized gains on loans held for sale	71
Deductions during period:
Loan repayments	(7,611)
Net transfers in/(out)	(293)
Balance at December 31, 2011	$16,607

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 17, 2010, we engaged the firm of Grant Thornton as our independent registered public accounting firm to audit our financial statements. The members of the Audit Committee of the Board of Directors approved the engagement of Grant Thornton. Prior to the engagement of Grant Thornton, neither us nor any person on our behalf consulted with Grant Thornton regarding the application of accounting principles to a specified completed or proposed transaction or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided that Grant Thornton concluded was an important factor considered by us in reaching a decision as to the accounting, auditing, or financial reporting issue.

On September 17, 2010, the Audit Committee of the Board of Directors approved the dismissal of Ernst & Young as our independent registered public accounting firm. No reports of Ernst & Young on our financial statements for the past fiscal years, specifically the fiscal year ended December 31, 2009, contained any adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope, or accounting principles, except that the Ernst & Young audit report on the 2009 financial statements were modified for the uncertainty of our ability to continue as a going concern.

During the fiscal year ended December 31, 2011 there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which disagreement(s), if not resolved to the satisfaction of Grant Thornton, would have caused it to make reference thereto in any report and there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

EOS’ management, with the participation of our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) as of December 31, 2011. Based on this evaluation, our President and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were (1) designed to ensure that material information relating to EOS is made known to the President and Chief Financial Officer by others within the entity, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

No change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The management of EOS is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our President and Chief Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting was conducted. In making this assessment, management followed the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that our internal control over financial reporting was effective as of December 31, 2011 based on the criteria in Internal Control-Integrated Framework issued by COSO.

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

Name	Age	Position(s) Held
Brian Kuelbs	48	President, Director, Chairman
Robert J. Leist, Jr.	62	Chief Financial Officer
Michael Milversted	64	Director
William Wesp	62	Director
Eric Graham	42	Director
Nancy Kuenstner	58	Director

Brian Kuelbs.  On May 15, 2011, the Board of Directors appointed Mr. Kuelbs as President of EOS. On May 15, 2011, he was elected as a director and Chairman of the Board of Directors of EOS. Mr. Kuelbs is also Chief Financial Officer and Chief Investment Officer of Aurora Bank since April 2011. From September 2008 to April 2011, Mr. Kuelbs was an advisor to leading residential and commercial real estate financial institutions. From April 2005 to September 2008 he served Countrywide Financial Corporation as Chief Operating Officer in their Enterprise Risk Management Division as well as Managing Director of the Secondary Marketing and the Product Management groups. He receives no separate compensation from EOS for his services and he serves as an officer of EOS so long as he is an employee of Aurora Bank. For the past 10 years, Mr. Kuelbs was not subject to any legal or other proceeding. In connection with the appointment of Mr. Kuelbs to the Board, Thomas O’Sullivan submitted his resignation as President and managing director of EOS, effective May 15, 2011.

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

Nancy Kuenstner.  Ms. Kuenstner was appointed as a director of EOS effective May 15, 2011. Ms. Kuenstner has more than 30 years of experience in banking and finance, most recently as President, Chief Executive Officer, and director of The Law Debenture Trust Company of New York from March 2001 through December 2008. Ms. Kuenstner has an M.B.A. from the University of North Carolina and a Bachelor of Arts in Spanish from Lafayette College. The Board determined that Ms. Kuenstner qualifies as an “independent” director under the applicable rules of The NASDAQ Stock Market, Inc.. Ms. Kuenstner has significant financial services industry experience, including REITs. In connection with the appointment of Ms. Kuenstner to the Board, Lana Harber submitted her resignation as director, effective May 15, 2011.

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

BankBoardSecretary@AuroraBankFSB.com.

The Board of Directors and its Committees

EOS and our Board of Directors have determined that Messrs. Milversted and Graham and Ms. Kuenstner satisfy the standards for independence promulgated by NASDAQ and the standards for independence contained in our charter.

The Board of Directors held six meetings during 2011. The Board of Directors also acted by written consent during one of these meetings in 2011.

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

The Audit Committee held four meetings in 2011. Mr. Milversted, the Audit Committee Chairman, meets the qualifications of an “audit committee financial expert” as defined in the applicable rules promulgated by the Securities and Exchange Commission.

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

In identifying or reviewing candidates for membership on the Board of Directors, the Nominating and Corporate Governance Committee takes into account the qualifications for board membership established by the Board of Directors from time to time and all other factors it considers appropriate, which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity, and the extent to which the candidate would fill a present need on the Board of Directors. The Nominating and Corporate Governance Committee weighs diversity as one of many of the factors it considers appropriate when taking into account the criteria for board membership. In 2011, the full Board of Directors performed the duties of the Nominating and Corporate Governance Committee.

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

Compensation of Directors

In 2011, EOS paid our independent directors an annual fee of $10,000 each for their services as independent directors. We do not pay any compensation to our other directors. No director of EOS was granted stock awards, option awards, any bonus or other non-equity incentive or any other type or form of compensation in 2011. Independent direct compensation was determined by a vote of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers and directors and persons who own more than 10% of our outstanding shares of Series D preferred stock file reports of ownership and changes in ownership with the Securities Exchange Commission and NASDAQ. Executive officers, directors and greater than 10% stockholders are required by applicable regulations to furnish us with copies of all reports filed by such persons pursuant to the Exchange Act and the rules and regulations promulgated there under. Based on a review of our records, we believe that all reports required by the Exchange Act were filed on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Committee Report; Compensation Committee Interlocks and Insider Participation

EOS does not have a compensation committee as all employees of EOS are employees of Aurora Bank and no compensation is paid by EOS to our officers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 13, 2012, (i) the number and percentage of outstanding shares of each class of voting stock beneficially owned by each person known by EOS to be the beneficial owner of more than 5% of such shares; and (ii) the number and percentage of outstanding equity securities of EOS beneficially owned by (a) each of our directors; (b) each of our executive officers; and (c) all of our executive officers and directors as a group. The persons or entities named in the table have sole voting and sole investment power with respect to each of the shares beneficially owned by such person or entity. The calculations were based on a total of 100 shares of common stock outstanding as of such date.

Name and Address of Beneficial Owner(1)	Amount of Shares (Class)	Percentage of Outstanding Shares

Aurora Bank (1)	100 shares of common stock	100.0%

(1)	The address of Aurora Bank is 1271 Avenue of the Americas, 46th Floor, New York, NY 10020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Because of the nature of EOS’ relationship with Aurora Bank and its affiliates, we engaged, in transactions with related parties.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.  We paid fees to Grant Thornton of $71,000 for its professional services rendered for the audit of our financial statements for the year ended December 31, 2011 and the review of our financial statements included in our quarterly reports on Form 10-Q during that year. During 2010, we paid fees to Grant Thornton of $37,000 for its professional services rendered for the audit of our financial statements and the reviews of our financial statements included in our quarterly reports on Form 10-Q for the quarter ended September 30, 2010.

During 2010, the Audit Committee of EOS approved changing the provider of our independent accounting services to Grant Thornton from Ernst & Young. During 2010, we paid fees of $50,000 to Ernst & Young for its professional services rendered for the reviews of our financial statements included in our quarterly reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

Audit-Related Fees. There were no fees billed to EOS by either Grant Thornton or Ernst & Young for assurance and related services that are reasonably related to the performance of the audits and reviews of our financial statements that are not already reported in the paragraph immediately above for the years 2011 and 2010 respectively.

Tax Fees.  There were no fees billed to EOS by either Grant Thornton or Ernst & Young for tax compliance, tax advice, tax planning services or other services for 2011 or 2010.

All Other Fees. There were no fees billed to EOS by either Grant Thornton or Ernst & Young for products and services other than as set forth above for the years 2011 and 2010.

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

(b) Exhibits:

Exhibit No.	Description

3.1	Restated Articles of Organization of the Company, effective February 15, 2007, incorporated by reference from the Company’s Current Report on Form 8-K dated February 15, 2007.

3.2	Amended and Restated By-laws of the Company, incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10.7	Asset Exchange Agreement between the Company and Aurora Bank FSB, dated November 18, 2009, incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

10.8	Amended and Restated Master Service Agreement between the Company and Aurora Bank FSB, dated March 29, 2010, incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

10.9	Amended and Restated Advisory Agreement between the Company and Aurora Bank FSB, dated March 29, 2010, incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

10.10	Asset Sale Agreement dated July 28, 2011 between EOS and Aurora Bank incorporated by reference herein from Exhibit 10.1 to EOS’s Form 8-K filed on August 3, 2011 (SEC File No. 000-25193).

+12.1	Computation of Earnings to Combined Fixed Charges and Preferred Stock Dividends

14.1	Code of Ethics, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.

+23.1	Consent of Independent Registered Public Accounting Firm

Exhibit No.	Description

+31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the President

+31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the Chief Financial Officer.

+32	Certification pursuant to 18 U.S.C. Section 1350 of the President and Chief Financial Officer.

101	The following materials from EOS's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language) include: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes of Stockholders' Equity, (iv) Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements tagged as blocks of text. In accordance with Rule 406T of Regulation S-T, the XBRL related information shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EOS Preferred Corporation

By:	/s/ Brian Kuelbs
Brian Kuelbs
President (Principal Executive Officer)

Date: April 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Kuelbs	President, Director	April 13, 2012
Brian Kuelbs

/s/ Robert J. Leist, Jr.	Chief Financial Officer	April 13, 2012
Robert J. Leist, Jr.

/s/ William Wesp	Director	April 13, 2012
William Wesp

/s/ Michael Milversted	Director	April 13, 2012
Michael Milversted

/s/ Eric Graham	Director	April 13, 2012
Eric Graham

/s/ Nancy Kuenstner	Director	April 13, 2012
Nancy Kuenstner

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Articles of Organization of the Company, effective February 15, 2007, incorporated by reference from the Company’s Current Report on Form 8-K dated February 15, 2007.

3.2	Amended and Restated By-laws of the Company, incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10.7	Asset Exchange Agreement between the Company and Aurora Bank FSB, dated November 18, 2009, incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

10.8	Amended and Restated Master Service Agreement between the Company and Aurora Bank FSB, dated March 29, 2010, incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

10.9	Amended and Restated Advisory Agreement between the Company and Aurora Bank FSB, dated March 29, 2010, incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

10.10	Asset Sale Agreement dated July 28, 2011 between EOS and Aurora Bank incorporated by reference herein from Exhibit 10.1 to EOS’s Form 8-K filed on August 3, 2011 (SEC File No. 000-25193).

12.1	Computation of Earnings to Combined Fixed Charges and Preferred Stock Dividends

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the President

31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the Chief Financial Officer

32	Certification pursuant to 18 U.S.C. Section 1350 of the President and Chief Financial Officer

101	The following materials from EOS's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language) include: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes of Stockholders' Equity, (iv) Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements tagged as blocks of text. In accordance with Rule 406T of Regulation S-T, the XBRL related information shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

